Form 10-K
period 1993-12-31
WACHOVIA CORP/ NC
filed 1994-03-28
CIK 774203

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1993    Commission File Number 1-9021

                             WACHOVIA CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       North Carolina                                      56-1473727
 ------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


301 North Main Street, Winston-Salem, North Carolina         27150
    191 Peachtree Street, N.E., Atlanta, Georgia             30303
- ----------------------------------------------------      -----------
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  910/770-5000, 404/332-5000
                                                   ----------------------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
        Title of Each Class                         on Which Registered
- ---------------------------------------            -----------------------
Common Stock, $5.00 par value per share            New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                        ---     ---

The aggregate market value as of March 7, 1994 of the voting stock held by non-affiliates of the registrant was:

    Common Stock, $5.00 par value, 164,858,769 shares      $5,110,621,839


As of March 7, 1994, Wachovia Corporation had 171,582,507 shares of Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

Portions of the proxy statement dated March 18, 1994 are incorporated by reference into Part III.

                              WACHOVIA CORPORATION


                                   FORM 10-K

                                     INDEX




PART I                                                             Page
     Item 1.     Business...................................         2
     Item 2.     Properties.................................         9
     Item 3.     Legal Proceedings..........................        10
     Item 4.     Submission of Matters to a Vote of
                   Security Holders.........................        10
     Executive Officers of the Registrant...................        10

PART II

     Item 5.     Market for the Registrant's
                   Common Equity and Related
                   Stockholder Matters......................        13
     Item 6.     Selected Financial Data....................        13
     Item 7.     Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations................        13
     Item 8.     Financial Statements and
                   Supplementary Data.......................        13
     Item 9.     Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure.....................        13

PART III

     Item 10.    Directors and Executive Officers
                   of the Registrant........................        13
     Item 11.    Executive Compensation.....................        14
     Item 12.    Security Ownership of Certain
                   Beneficial Owners and Management.........        14
     Item 13.    Certain Relationships and
                   Related Transactions.....................        14
     Compliance with Section 16(a) of the Exchange Act......        14

PART IV

     Item 14.    Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K........        14

SIGNATURES..................................................        19


PART I

Item 1.  Business
- -----------------

GENERAL

Wachovia Corporation ("Wachovia"), a North Carolina corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and a savings and loan holding company within the meaning of the Home Owners Loan Act of 1933, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. Its member companies provide a wide range of banking and bank-related services to customers throughout the United States and abroad. The subsidiaries of Wachovia and its member companies are listed on pages 6 and 7 of this report.

On December 6, 1991, pursuant to the Agreement and Plan of Merger, which was approved by the shareholders of South Carolina National Corporation on October 25, 1991, South Carolina National Corporation became a wholly-owned subsidiary of Wachovia Corporation.

Wachovia Bank of North Carolina, N.A., provides personal, commercial, trust and institutional banking services through 223 full-service banking offices in 96 North Carolina cities and communities. In addition, it has a foreign branch in Grand Cayman and an Edge Act subsidiary - Wachovia International Banking Corporation, with a branch in New York City. Retail banking is conducted primarily through the statewide branch network, but other services are provided to corporations and institutions across North Carolina, the Southeast, the nation and the world.

Wachovia Bank of Georgia, N.A., provides a full range of banking services with a network of 129 offices in Georgia, including 90 in metropolitan Atlanta, and a foreign branch in Grand Cayman. The First National Bank of Atlanta in Wilmington, Delaware, provides credit card services for Wachovia's affiliated banks.

South Carolina National Corporation, a bank and savings and loan holding company, provides full-service banking through its principal subsidiary, The South Carolina National Bank. The South Carolina National Bank has 157 offices in 70 South Carolina cities and communities and a foreign branch in Grand Cayman. The South Carolina National Bank plans to change its name to Wachovia Bank of South Carolina, N.A., in May 1994. The action was approved by its board of directors in October 1993.

Wachovia Corporate Services, Inc., manages major corporate and institutional relationships in the national and international markets for Wachovia's member banks. Main offices are based in Atlanta, Winston-Salem and Columbia, with representative offices located in Chicago, London, New York City and Tokyo.

Wachovia Trust Services, Inc., is the administrative framework for the trust function which offers fiduciary, investment management and related financial services for corporate, institutional and individual clients through Wachovia Bank of North Carolina, N.A., Wachovia Bank of Georgia, N.A., and The South Carolina National Bank.

Wachovia Mortgage Company conducts mortgage banking operations in the southeastern United States and has 18 residential loan offices in the states of North Carolina, South Carolina, Florida and Georgia. The company originates and places permanent residential loans, makes interim residential construction loans and services residential and commercial mortgage portfolios for long-term investors including insurance companies, savings institutions and others.

Wachovia Operational Services Corporation provides information processing and systems development services for Wachovia's subsidiaries. The company provides operational support for corporate and retail depository and cash management products, as well as information services corporate-wide.

- -----------------------------

Wachovia Securities, Inc., provides discount brokerage services to customers primarily in Georgia, North Carolina, and South Carolina. Financial Life Insurance Company of Georgia acts principally as a reinsurer of credit life and accident and health insurance on extensions of credit made by subsidiaries of Wachovia Bank of Georgia, N.A. Wachovia Leasing Corporation provides equipment leasing for commercial and industrial clients of Wachovia's banks.

Wachovia Student Financial Services, Inc. was sold on February 3, 1993 to EduServ Technologies, Inc., of St. Paul, Minnesota.

At December 31, 1993, Wachovia and its subsidiaries had 15,531 full-time equivalent employees. The financial condition and business growth of Wachovia and subsidiaries are indicated in the condensed balance sheet information presented on page 61 of the 1993 Annual Report to Shareholders (1993 Annual
Report).   The section of the 1993 Annual Report entitled "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 34 is incorporated herein by reference.

DISTRIBUTION OF BALANCE SHEET; INTEREST RATES AND INTEREST DIFFERENTIAL

The daily average statements of condition of Wachovia and subsidiaries for the six years ended December 31, 1993 and an analysis of net interest earnings are included in the 1993 Annual Report on the pages indicated and are herein incorporated by reference.

     Consolidated average balances                               54 - 55
     Interest income on earning assets, interest expense on
       interest-bearing liabilities and net interest income      58 - 59
     Average yields earned, average rates paid and net yield
       on interest-earning assets                                  60

The tables below summarize the changes in interest income (taxable equivalent) and interest expense resulting from changes in rates and changes in volume for the years ended December 31, 1993 and 1992. Changes which are not solely due to rate or to volume are allocated proportionately to rate and volume. Nonaccrual loan balances are included in loans. Additional detail on the changes in interest income and interest expense between 1993 and 1992 is shown in Table 3 on page 11 of the 1993 Annual Report.

                                                    1993 over 1992
                                         ---------------------------------------
(thousands)                                  Attributable to
                                         ------------------------
                                            Rate         Volume         Total
                                         ----------     ---------     ----------
Increase (decrease) in interest income:
  Loans                                  ($154,387)      $123,867     ($ 30,520)
  Investment securities:
    State and municipal                        621        (11,416)      (10,795)
    Other investments                      (58,200)        66,411         8,211
  Interest-bearing bank balances            (1,415)        (8,452)       (9,867)
  Federal funds sold and securities
    purchased under resale agreements       (1,690)        (2,915)       (4,605)
  Trading account assets                   (15,119)       (16,892)      (32,011)
                                                                      ----------
      Total interest-earning assets       (212,486)       132,899       (79,587)

Increase (decrease) in interest expense:
  Time deposits in domestic offices       (155,523)       (36,641)     (192,164)
  Time deposits in foreign offices          (2,651)         1,508        (1,143)
  Short-term borrowed funds                (33,145)        16,004       (17,141)
  Long-term debt                            (2,014)        84,446        82,432
                                                                      ----------
      Total interest-bearing liabilities  (175,899)        47,883      (128,016)
                                                                      ----------

Increase in net interest income                                        $ 48,429
                                                                      ==========

- -----------------------------

                                                    1992 over 1991
                                         ---------------------------------------
(thousands)                                  Attributable to
                                         ------------------------
                                            Rate         Volume         Total
                                         ----------     ---------     ----------
Increase (decrease) in interest income:
  Loans                                  ($310,231)      ($54,711)    ($364,942)
  Investment securities:
    State and municipal                       (869)       (12,089)      (12,958)
    Other investments                      (50,924)        40,530       (10,394)
  Interest-bearing bank balances            (7,916)        (6,286)      (14,202)
  Federal funds sold and securities
    purchased under resale agreements      (12,614)        (5,885)      (18,499)
  Trading account assets                   (16,527)         6,922        (9,605)
                                                                      ----------
      Total interest-earning assets       (405,535)       (25,065)     (430,600)

Increase (decrease) in interest expense:
  Time deposits in domestic offices       (323,110)       (10,413)     (333,523)
  Time deposits in foreign offices          (7,362)         6,174        (1,188)
  Short-term borrowed funds               (118,603)       (59,611)     (178,214)
  Long-term debt                            (3,724)        15,828        12,104
                                                                      ----------
      Total interest-bearing liabilities  (448,703)       (52,118)     (500,821)
                                                                      ----------

Increase in net interest income                                        $ 70,221
                                                                      ==========


INVESTMENT PORTFOLIO

A breakdown of the book and market values of investment securities by type at December 31, 1993, 1992 and 1991 is shown in Table 5 on page 14 of the 1993 Annual Report. This table also reflects the type and maturity with average maturities by type and weighted average yields for each range of maturities for 1993. The standard bond formula was employed in computing the yield at cost. Yields are adjusted to a fully taxable equivalent basis using a 35 percent tax rate for securities exempt from federal taxes for 1993 and a 34 percent tax rate for 1992 and 1991.

Wachovia's investment securities portfolio is widely diversified as to the issuer of state, county and municipal securities. There were no obligations of any one issuer exceeding 10 percent of consolidated shareholders' equity at December 31, 1993. Additional data relating to the investment securities portfolio is given in Note D of the notes to consolidated financial statements on page 43 of the 1993 Annual Report.


LOAN PORTFOLIO

A breakdown of loans by type for the six years ended December 31, 1993 is shown on page 61 of the 1993 Annual Report. Table 4 on page 14 of the 1993 Annual Report shows the maturities and interest sensitivity of selected loans at December 31, 1993.

Table 8 on page 20 of the 1993 Annual Report shows the loans on which interest was not being accrued; loans on which the rate had been renegotiated downward; and loans which were contractually past due as to interest or principal at the dates indicated. The interest income which would have been recorded pursuant to the original terms of these loans and the amount of interest income recorded in 1993 and 1992 are shown in Note E of the notes to consolidated financial statements on page 44 of the 1993 Annual Report. Wachovia's policy for placing loans on nonaccrual status is discussed in Note A of the notes to consolidated financial statements on page 40 of the 1993 Annual Report.

- -----------------------------

ALLOWANCE FOR LOAN LOSSES AND LOAN LOSS EXPERIENCE

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic and international economic conditions, volume, growth and composition of the loan portfolio, and other risks inherent in the portfolio. A provision for loan losses is charged to operations based on management's periodic evaluation of these risks. A reconcilement of the allowance for loan losses and the net loan losses for the six years ended December 31, 1993 is shown in Table 9 on page 22 of the 1993 Annual Report.

The allowance for loan losses is allocated among major loan categories based on management's best estimate of relevant risk factors from time to time.

The allocation of the allowance for loan losses for the six years ended December 31, 1993 is shown on page 61 of the 1993 Annual Report. The allocation of the allowance for loan losses represents only an estimate for each category of loans based upon historical loss experience and management judgment. As of December 31, 1993, approximately 21 percent remains unallocated as a general valuation reserve for the entire portfolio to cover unpredictable variations from historical experience in individual loan categories. The table below shows the percentage of loans in each category to total loans outstanding at December 31 for the last six years.

            Percentage of Loans in Each Category to Total Loans

                            1993    1992    1991    1990    1989    1988
                           -----   -----   -----   -----   -----   -----
Commercial                  37.8    39.4    40.7    41.0    42.3    42.0
Credit Card                 13.6    10.5     8.1     7.5     7.1     7.2
Other retail                15.1    14.7    14.6    14.7    16.0    17.5
Real estate*                32.5    34.4    35.7    35.7    33.4    31.8
Lease financing               .7      .6      .6      .6      .8      .9
Foreign                       .3      .4      .3      .5      .4      .6
                           -----   -----   -----   -----   -----   -----

Total                      100.0   100.0   100.0   100.0   100.0   100.0
                           =====   =====   =====   =====   =====   =====


* See discussion of real estate loans on pages 12 and 13 of the 1993 Annual Report.

DEPOSITS

Details on average deposits for the six years ended December 31, 1993 are shown in the daily average statements of condition included in the 1993 Annual Report on pages 54 and 55. A statistical summary of average rates paid on deposits for the six years ended December 31, 1993 is presented in the 1993 Annual Report on page 60.

Remaining maturities of domestic large denomination certificates of deposit in amounts of $100,000 or more at December 31, 1993 are shown in Table 6 on page 18 of the 1993 Annual Report. The majority of the deposits in foreign offices were in denominations of greater than $100,000.

RETURN ON EQUITY AND ASSETS

Rates of return on average assets and average equity, the dividend pay-out ratio and the ratio of shareholders' equity to total assets for the last six years are presented on page 60 of the 1993 Annual Report.

- -----------------------------

SHORT-TERM BORROWED FUNDS

A three-year summary of short-term borrowed funds is shown in Table 7 on page 18 of the 1993 Annual Report.


SUBSIDIARIES OF THE REGISTRANT

The listings below set forth the subsidiaries of Wachovia Corporation on December 31, 1993. The common stock of each of these subsidiaries is 100 percent owned by its parent. The financial statements of all subsidiaries are included in the consolidated statements of Wachovia Corporation and subsidiaries (the Corporation) incorporated herein.

Subsidiaries of Wachovia Corporation

  Wachovia Bank of North Carolina, N.A. (a)
      Wachovia International Banking Corporation (j)
      Wachovia Leasing Corporation (c)
      Wachovia Auto Leasing Company of North Carolina (c)
      Wachovia VideoFinancial Services Corporation (c)
      Greenville Agricultural Credit Corporation (c)
      City Loans, Inc. (c)
  Wachovia Bank of Georgia, N.A. (a)
      First Bank Building Corp. (b)
      First Atlanta Services Corporation (d)
      WWTP, Inc. (b)
      Wachovia Auto Leasing Company of Georgia (b)
  South Carolina National Corporation (h)
      The South Carolina National Bank (a)
          SCN Investment Services, Inc. (h)
          First National Properties, Inc. (h)
      Southern Provident Life Insurance Company (i)
      Atlantic Savings Bank, FSB (a)
          Atlantic Mortgage Corporation of South Carolina, Inc. (h) Wachovia Mortgage Company (c)
      ORE, Inc. (c)
  Wachovia Securities, Inc. (c)
  Wachovia Corporate Services, Inc. (c)
  Wachovia Operational Services Corporation (c)
  Wachovia Trust Services, Inc. (c)
  The First National Bank of Atlanta (Delaware) (a)
  First Atlanta Corporation (b)
  FA Investment Company (b)
  Financial Life Insurance Company of Georgia (b)
  KATWO, Ltd. (b)
  The Wachovia Insurance Agency of Georgia, Inc. (b)
  FAIRCO Properties, Inc. (b)
  First Atlanta Lease Liquidating Corporation (b)
      Wachovia Corporation of Florida (e)
  Wachovia Bank Card Services, Inc. (d)
  Wachovia Corporation of Alabama (f)
  Wachovia Corporation of Tennessee (g)

- ----------------------------

Notes to the listing of subsidiaries:

(a) Organized under the laws of the United States.

(b) Organized under the laws of the State of Georgia.

(c) Organized under the laws of the State of North Carolina.

(d) Organized under the laws of the State of Delaware.

(e) Organized under the laws of the State of Florida.

(f) Organized under the laws of the State of Alabama (for legal purposes).

(g) Organized under the laws of the State of Tennessee (for legal purposes).

(h) Organized under the laws of the State of South Carolina.

(i) Organized under the laws of the State of Arizona.

(j) Organized under Chapter 25(a) of the Federal Reserve Act of the
    United States.


On March 31, 1993, Wachovia Corporation of North Carolina and Wachovia Corporation of Georgia were merged into Wachovia Corporation. The subsidiaries of these two second tier holding companies became direct subsidiaries of Wachovia Corporation, the surviving Corporation in the merger.


SUPERVISION AND REGULATION

As a bank holding company, Wachovia is subject to regulation under the Bank Holding Company Act of 1956, as amended (BHC Act), and its examination and reporting requirements. South Carolina National Corporation is likewise subject to the requirements of the BHC Act, which imposes certain limitations and restrictions on the level of interstate banking in which Wachovia may engage, the degree to which Wachovia may conduct non-banking related activities, and the extent to which Wachovia may engage in interstate merger and acquisition activities. In addition to the provisions of the BHC Act, state banking commissions serve in a supervisory and regulatory capacity with respect to bank holding company activities.

Wachovia is a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933 (HOLA), as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). HOLA places certain restrictions on the conduct of unrelated business activities of the subsidiaries of savings and loan holding companies which are not themselves savings and loans. Wachovia is registered with the Office of Thrift Supervision (OTS) and is subject to the examination, supervision and reporting requirements of this agency.

Various state and federal laws govern the activities of Wachovia's banking affiliates. As federally insured national banks, Wachovia Bank of North Carolina, N.A., Wachovia Bank of Georgia, N.A., The South Carolina National Bank and The First National Bank of Atlanta are subject to the regulation, supervision and reporting requirements of the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). As a whole, the banking industry is directly affected by the fiscal and monetary policies of government agencies, including the Federal Reserve System.

- -----------------------------

Through its conduct of open market securities transactions and control over the discount rate and reserve requirements, the Federal Reserve Board (FRB) exerts considerable influence on the cost and availability of funds used in lending and investment activities.

Wachovia's non-banking subsidiaries are subject to a variety of state and federal laws. As mentioned previously, the savings and loan subsidiary is subject to the regulation and supervision of the OTS. Wachovia's brokerage subsidiary is regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, and the various exchanges through which it conducts business. Additionally, it is registered in all states and is thus subject to corresponding state securities laws and regulations. Wachovia's insurance subsidiaries are subject to the insurance laws of the states in which they are active. All non-banking subsidiaries are supervised by the Federal Reserve System.

Federal law regulates transactions among Wachovia and its affiliates, including the amount of banking affiliate's loans to, or investments in, nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. In addition, various requirements and restrictions under federal and state laws regulate the operations of Wachovia's banking affiliates, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, restricting investments and other activities, and subjecting the banking affiliates to regulation and examination by the OCC or state banking authorities and the FDIC.

There are various legal and regulatory limits on the extent to which Wachovia's subsidiary banks may pay dividends or otherwise supply funds to Wachovia. In addition, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from paying a dividend or engaging in any other activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See Note L of the notes to consolidated financial statements on pages 49 and 50 of the 1993 Annual Report.

Under FRB policy, Wachovia is expected to act as a source of financial strength to, and commit resources to support, each of its subsidiary banks. In addition, FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC insured depository institution. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA generally prohibits a depository institution from making any capital distribution or paying management fees to its holding company if the depository institution would thereafter be undercapitalized. In addition, undercapitalized institutions will be subject to restrictions on borrowing from the Federal Reserve System, to growth limitations and to obligations to submit capital restoration plans. In order for a capital restoration to be acceptable, the depository institution's parent holding company must guarantee the institution's compliance with the capital restoration plan up to an amount not exceeding 5% of the depository institution's total assets. Significantly undercapitalized institutions are subject to greater restrictions, and critically undercapitalized institutions are subject to appointment of a receiver. See Shareholder's Equity and Capital Ratios on pages 26 and 27 of the 1993 Annual Report.

FDICIA also substantially revises the bank regulatory insurance coverage and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. FDICIA imposes substantial new examination, audit and reporting requirements on insured depository institutions. Under FDICIA, each federal banking agency must prescribe

- -----------------------------

standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and other standards as the agency deems appropriate.

The FDIC has adopted or currently proposes to adopt rules pursuant to FDICIA that include: (a) real estate lending standards for banks; (b) revision to the risk-based capital rules; (c) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (d) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (e) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institution; and (f) rules mandating enhanced financial reporting and audit requirements.

Due to continued changes in the regulatory environment, additional legislation aimed at banking industry reform is likely to continue. While the potential effects of legislation currently under consideration cannot be measured with any degree of certainty, Wachovia is unaware of any pending legislative reforms or regulatory activities which would materially affect its financial position or operating results in the foreseeable future.


Item 2.  Properties
- -------------------

Wachovia's principal executive offices are located at 301 North Main Street, Winston-Salem, North Carolina and 191 Peachtree Street, N.E., Atlanta, Georgia in buildings leased by its subsidiaries.

The principal offices of Wachovia and Wachovia Bank of North Carolina, N.A., are located in The Wachovia Building, 301 North Main Street, Winston-Salem, North Carolina, where the company occupies approximately 378,000 square feet of office space under a lease expiring December, 1995. Wachovia Bank of Georgia, N.A., occupies approximately 380,000 square feet of an office tower at 191 Peachtree Street, N.E., Atlanta, Georgia under a lease expiring December, 2008. South Carolina National Corporation and The South Carolina National Bank have their main offices located in the Palmetto Center, 1426 Main Street, Columbia, South Carolina, where they occupy approximately 18,000 square feet of the office building under a lease expiring November, 2003.

At December 31, 1993, the Corporation had 509 banking offices with 223 of these located in North Carolina, 129 in Georgia and 157 in South Carolina. The Corporation's banking subsidiaries own in fee 341 of these offices while the others are leased or are located on leased land. The approximate lease terms range from one to thirty years on these properties. In addition, the Corporation's banking subsidiaries own in fee or lease a number of multi-story office buildings which house supporting services. The other subsidiaries of Wachovia maintain leased office space in cities in which they conduct their respective operations.

Construction began in January 1994 on an office building in Winston-Salem, North Carolina, which will serve as the new North Carolina headquarters for the holding company and principal office of Wachovia Bank of North Carolina, N.A. The building will be a 28 story office tower with 525,000 usable square feet, all or most of which is expected to be occupied by the Corporation. Construction is expected to be completed by late 1995.

- -------------------------------

For additional disclosure with respect to properties and lease commitments, see Note F of the notes to consolidated financial statements on page 45 of the 1993 Annual Report.

Item 3.  Legal Proceedings
- --------------------------

Wachovia's subsidiaries are involved in ordinary and routine litigation incidental to their businesses. Management and general counsel believe that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

There were no matters submitted during the fourth quarter of 1993 to be brought to a vote of shareholders.

Executive Officers of the Registrant
- ------------------------------------

The names, ages and positions of the executive officers of Wachovia as of March 1, 1994 are shown below along with their business experience during the past five years and the year of their employment with Wachovia and subsidiaries. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
- ------------                       --------------------------------

L. M. Baker, Jr., 51               Chief Executive Officer of Wachovia
President and Chief                Corporation since January 1994; President
Executive Officer Wachovia         of Wachovia Corporation since 1993; Chief
Corporation; Chairman of           Operating Officer of Wachovia Corporation,
the Board Wachovia Bank            February - December 1993; Executive Vice
of North Carolina, N.A.;           President of Wachovia Corporation until
Director of Wachovia               January 1993; President and Chief
Corporation, Wachovia Bank         Executive Officer of Wachovia Corporation
of Georgia, N.A., South            of North Carolina, January 1990 - March
Carolina National Corporation      1993; President and Chief Executive
and The South Carolina National    Officer of Wachovia Bank of North
Bank                               Carolina, N.A., January 1990 - April 1993;
                                   Executive Vice President of Wachovia
                                   Corporation of North Carolina until
                                   December 1989; Executive Vice President of
                                   Wachovia Bank of North Carolina, N.A.
                                   until December 1989.  Employed in 1969.


Jerry D. Craft, 46                 Executive Vice President of Wachovia
Executive Vice President           Corporation since December 1993;
Wachovia Corporation;              Executive Vice President of Wachovia
Executive Vice President           Bank of Georgia, N.A.; President
Wachovia Bank of Georgia,          of The First National Bank of Atlanta;
N.A.; President and Director       President of Wachovia Bank Card
of The First National              Services, Inc. since 1991.  Employed
Bank of Atlanta; President         in 1982.
Wachovia Bank Card
Services, Inc.

- ------------------------------------------------

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
- ------------                       -------------------------------

Mickey W. Dry, 54                  Executive Vice President and Chief Credit
Executive Vice President           Officer of Wachovia Corporation since
and Chief Credit Officer           November 1989; Executive Vice President of
Wachovia Corporation;              Wachovia Bank of North Carolina, N.A.
Executive Vice President           since October 1989; Senior Vice President/
Wachovia Bank of North             Group Executive of Wachovia Bank of North
Carolina, N.A.                     Carolina, N.A. until 1989.  Employed in
                                   1961.


Hugh M. Durden, 51                 Executive Vice President of Wachovia
Executive Vice President           Corporation and President of Wachovia
Wachovia Corporation,              Trust Services, Inc. since 1994; Executive
Wachovia Bank of North             Vice President of Wachovia Bank of North
Carolina, N.A.; President          Carolina, N.A.; Western Division
Wachovia Trust Services, Inc.      Executive, Wachovia Bank of North Carolina,
                                   N.A., 1991 - 1994; Regional Vice
                                   President, Southern Region, Wachovia Bank of North Carolina, N.A., 1989 - 1991.
                                   Employed in 1972.


Anthony L. Furr, 50                Executive Vice President of Wachovia
Executive Vice President           Corporation since July 1990; Chairman of
Wachovia Corporation;              the Board of South Carolina National
Chairman of the Board,             Corporation and The South Carolina National
President and Chief                Bank since July 1993; Chief Executive
Executive Officer South            Officer of South Carolina National
Carolina National Corporation      Corporation and The South Carolina National
and The South Carolina             Bank since January 1993; President of South
National Bank                      Carolina National Corporation and The South
                                   Carolina National Bank since September 1992;
                                   Chief Operating Officer of South Carolina
                                   National Corporation and The South Carolina
                                   National Bank, September 1992 - January
                                   1993; Chief Financial Officer of Wachovia
                                   Corporation, July 1990 - August 1992;
                                   Regional Vice President and Manager of Triad
                                   Region, Wachovia Bank of North Carolina,
                                   N.A., April 1988 - June 1990.  Employed in
                                   1969.


Walter E. Leonard, Jr. 48          Executive Vice President and Chief
Executive Vice President           Operations Officer of Wachovia
Wachovia Corporation,              Corporation since October 1988;
Wachovia Bank of Georgia,          Executive Vice President of Wachovia
N.A.; President Wachovia           Bank of Georgia, N.A.; President of
Operational Services               Wachovia Operational Services Corporation.
Corporation                        Employed in 1965.


Kenneth W. McAllister, 45          Executive Vice President of Wachovia
Executive Vice President           Corporation since January 1994; General
and General Counsel                Counsel of Wachovia Corporation;
Wachovia Corporation               Secretary of Wachovia Corporation
                                   until October 1992.  Employed in 1988.

- ------------------------------------------------

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
- ------------                       ----------------------------

Robert S. McCoy, Jr., 55           Executive Vice President of Wachovia
Executive Vice President and       Corporation since January 1992; Chief
Chief Financial Officer            Financial Officer of Wachovia Corporation
Wachovia Corporation               since September 1992; Comptroller of
                                   Wachovia Corporation, January 1992 - August
                                   1992; President of South Carolina National
                                   Corporation until 1992; Vice Chairman and
                                   Chief Financial Officer of The South
                                   Carolina National Bank, 1990 - 1992;
                                   Executive Vice President and Chief Financial
                                   Officer of The South Carolina National Bank until 1990. Employed in 1984.


J. Walter McDowell, 43             Executive Vice President of Wachovia
Executive Vice President           Corporation since April 1993; President
Wachovia Corporation; President    and Chief Executive Officer of Wachovia
and Chief Executive Officer        Bank of North Carolina, N.A. since 1993;
Wachovia Bank of North             Manager of Retail Support Services
Carolina, N.A.; Director           for Wachovia Corporation until November
of Wachovia Bank of North          1992; Regional Executive for Piedmont
Carolina, N.A.                     Triad Region, Wachovia Bank of North
                                   Carolina, N.A., June 1990 - January
                                   1992.  Employed in 1973.


G. Joseph Prendergast, 48          Executive Vice President of Wachovia
Executive Vice President           Corporation since October 1988; President
Wachovia Corporation;              and Chief Executive Officer of Wachovia
President and Chief Executive      Bank of Georgia, N.A. since January
Officer Wachovia Bank of           1993; President and Chief Executive Officer
Georgia, N.A.; President           of Wachovia Corporation of Georgia,
and Chief Executive                January 1993 - March 1993; President and
Officer Wachovia Corporate         Chief Executive Officer of Wachovia
Services, Inc.; Director of        Corporate Services, Inc.; Executive Vice
Wachovia Bank of Georgia, N.A.     President of Wachovia Bank of Georgia,
                                   N.A., 1989 - 1993; Executive Vice
                                   President of Wachovia Bank of North
                                   Carolina, N.A. until 1989.  Employed in
                                   1973.


Richard B. Roberts, 50             Executive Vice President and Treasurer
Executive Vice President and       of Wachovia Corporation since April
Treasurer Wachovia                 1990; Executive Vice President of Wachovia
Corporation; Executive Vice        Bank of North Carolina, N.A.
President Wachovia Bank of         Employed in 1967.
North Carolina, N.A.

PART II


Item 5.  Market for the Registrant's Common Equity and Related
- --------------------------------------------------------------
         Stockholder Matters
         -------------------

Wachovia's common stock is traded on the New York Stock Exchange. Dividends are declared quarterly by the Corporation. Market price and dividend information on pages 62 and 63 of the 1993 Annual Report is incorporated herein by reference.

As of December 31, 1993, the number of common stock shareholders of record was 28,079.


Item 6.  Selected Financial Data
- --------------------------------

The selected financial information included in the condensed balance sheet on page 61 of the 1993 Annual Report is incorporated herein by reference. Summarized results of operations may be found in the six-year Summary of Operations on pages 56 and 57 of the 1993 Annual Report.


Item 7.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 34 of the 1993 Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

The report of independent auditors and consolidated financial statements are included on pages 35 through 53 of the 1993 Annual Report and are incorporated herein by reference.

Quarterly results of operations in Table 16 on page 29 of the 1993 Annual Report are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting
- --------------------------------------------------------------------
         and Financial Disclosure
         ------------------------
None


PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

The information required herein on the directors of Wachovia is included on pages 3 through 7 of the Proxy Statement dated March 18, 1994 and is incorporated herein by reference. Information on Wachovia's executive officers is included in Part I of this report.

During the past five years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to an evaluation of the ability or integrity of any of Wachovia's executive officers, directors, or any persons nominated to become directors.

Item 11.  Executive Compensation
- --------------------------------

The information required herein is included under the captions "Board Compensation Committee Report on Executive Compensation", "Five Year Stock Performance Comparison Graph", "Compensation", "Stock Options", "Other Executive Compensation Plans and Arrangements" and "Compensation Committee Interlocks and Insider Participation" on pages 20 through 33 of the Proxy Statement dated March 18, 1994 and is incorporated herein by reference in response to this item.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

The information contained on pages 3, 8 and 9 of the Proxy Statement dated March 18, 1994, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

The information required herein is included under the subcaption "Certain Transactions Involving Members of the Committee" and the caption "Certain Transactions Involving Other Directors and Executive Officers" on pages 32 through 35 of the Proxy Statement dated March 18, 1994 and is incorporated herein by reference in response to this item.

Compliance with Section 16(a) of the Exchange Act
- -------------------------------------------------

The information required herein is included under the caption "Compliance with Stock Ownership Reporting Requirements" on page 35 of the Proxy Statement dated March 18, 1994 and is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- ----------------------------------------------------------------
          Form 8-K
          --------

(a)  1.  Financial Statements

         The following report of independent auditors and consolidated financial statements of Wachovia Corporation and subsidiaries, included in the 1993 Annual Report, are incorporated by reference in
         Item 8.

           Report of Independent Auditors
           Consolidated Statement of Condition
           Consolidated Statement of Income
           Consolidated Statement of Shareholders' Equity
           Consolidated Statement of Cash Flows
           Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

         The schedules to the consolidated financial statements of Wachovia Corporation and subsidiaries required by Article 9 of Regulation S-X (Schedules I and II) are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- ----------------------------------------------------------------
          Form 8-K (Continued)
          --------------------


     3.  Exhibits
          3.1   Amended and Restated Articles of Incorporation of the registrant.
          3.2   Bylaws of the registrant.
          4.1   Articles IV, VII, IX, X and XI of the registrant's Amended and Restated Articles of Incorporation (Included in
                  Exhibit 3.1 hereto).
          4.2   Article 1, Section 1.8, and Article 6 of the registrant's Bylaws (included in Exhibit 3.2 hereto).
          4.3   Indenture dated as of May 15, 1986 between South Carolina National Corporation and Morgan Guaranty Trust Company of
                  New York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures due in 2001 (Exhibit 28 to S-3 Registration Statement of South Carolina National Corporation, File No. 33-7710*).
          4.4   First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation,
                  Wachovia Corporation and Morgan Guaranty Trust Company of New York, as Trustee, amending the Indenture described in Exhibit 4.3 hereto (Exhibit 4.10 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended
                  December 31, 1991, File No. 1-9021*).
          4.5   Indenture dated as of March 15, 1991 between South Carolina National Corporation and Bankers Trust Company, as
                  Trustee, relating to certain unsecured subordinated securities (Exhibit 4(a) to S-3 Registration Statement of
                  South Carolina National Corporation, File No. 33-39754*).
          4.6   First Supplemental Indenture dated as of January 24, 1992 by and among South Carolina National Corporation, Wachovia
                  Corporation and Bankers Trust Company, as Trustee, amending the Indenture described in Exhibit 4.5 hereto (Exhibit
                  4.12 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No.
                  1-9021*).
          4.7   Indenture dated as of August 22, 1989 between First Wachovia Corporation and The Philadelphia National Bank, as
                  Trustee, relating to $300,000,000 principal amount of subordinated debt securities (Exhibit 4(c) to S-3 (Shelf)
                  Registration Statement of First Wachovia Corporation, File No. 33-30721*).
          4.8   First Supplemental Indenture, dated as of September 15, 1992 between Wachovia Corporation and CoreStates Bank,
                  National Association, as Trustee, amending the Indenture described in Exhibit 4.7 hereto (Exhibit 4(d) to Report on Form 8 of Wachovia Corporation, filed on October 15, 1992, File No. 1-9021*).
          4.9   Indenture dated as of March 1, 1993 between Wachovia Corporation and CoreStates Bank, National Association, as
                  Trustee, relating to $500,000,000 principal amount of subordinated debt securities (Exhibit 4(a) to S-3 (Shelf)
                  Registration Statement of Wachovia Corporation, File No. 33-59206*).
         10.1   Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A. (Exhibit 10.1 to Report on Form 10-K of Wachovia
                  Corporation for the fiscal year ended December 31,1992, File No. 1-9021*).
         10.2   1983 Amendment to Deferred Compensation Plan described in Exhibit 10.1 hereto (Exhibit 10.2 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1992, File 1-9021*).

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- ----------------------------------------------------------------
          Form 8-K (Continued)
          --------------------


         10.3   1986 Amendment to Deferred Compensation Plan described in Exhibit 10.1 hereto (Exhibit 10.9 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
         10.4   1983 Senior Management Stock Option Plan of Wachovia Corporation (Exhibit 4.2 to Post-Effective Amendment No. 1 to
                  S-4 Registration Statement No. 2-99538*).
         10.5   Stock Option and Stock Appreciation Rights Plan of Wachovia Corporation (Exhibit 4.3 to Post-Effective Amendment
                  No. 1 to S-4 Registration Statement No. 2-99538*).
         10.6   1986 Senior Management Stock Option Plan of Wachovia Corporation (Exhibit 10.20 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
         10.7   1987 Declaration of Amendment to 1986 Senior Management Stock Option Plan described in Exhibit 10.6 hereto (Exhibit
                  10.21 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File
                  No. 1-9021*).
         10.8   Senior Management Incentive Plan of Wachovia Corporation (Exhibit 10.14 to Report on Form 10-K of First Wachovia
                  Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.9   Retirement Income Benefit Equalization Plan of Wachovia Corporation (Exhibit 10.15 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.10  Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation (Exhibit 10.16 to Report on
                  Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.11  Amendment to Retirement Savings and Profit-Sharing Benefit Equalization Plan described in Exhibit 10.10 hereto.
         10.12  Employment Agreements between Wachovia Corporation and Messrs. L. M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph
                  Prendergast and Anthony L. Furr (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.13  Employment Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.15 to Report on Form 10-K
                  of First Wachovia Corporation for the fiscal year ended December 31, 1989, File No. 1-9021*).
         10.14  Amendment to Employment Agreements described in Exhibits 10.12 and 10.13 hereto (Exhibit 10.14 to Report on Form
                  10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
         10.15  Employment Agreement between Wachovia Corporation and Mr. James G. Lindley (Exhibit 10.15 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
         10.16  Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr.
         10.17  Executive Retirement Agreements between Wachovia Corporation and Messrs. John G. Medlin, Jr., L. M. Baker, Jr.,
                  Robert S. McCoy, Jr., G. Joseph Prendergast and Anthony L. Furr (Exhibit 10.18 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.18  Amendment to Executive Retirement Agreements described in Exhibit 10.17 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- ----------------------------------------------------------------
          Form 8-K (Continued)
          --------------------


         10.19  Amendment to Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.3
                  to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.20  Amendment to Executive Retirement Agreements between Wachovia Corporation and Messrs. John G. Medlin, Jr., L. M.
                  Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast and Anthony L. Furr (Exhibit 10.4 to Quarterly Report on
                  Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.21  Senior Management and Director Stock Plan of Wachovia Corporation (Exhibit 10 to Quarterly Report on Form 10-Q of
                  First Wachovia Corporation for the quarter ended March 31, 1989, File No. 1-9021*).
         10.22  1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.21 hereto
                  (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for fiscal year ended December 31, 1989, File
                  No. 1-9021*).
         10.23  Deferred Compensation Plan for the Board of Directors of Wachovia Corporation (Exhibit 10.19 to Report on Form 10-K
                  of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
         10.24  Retirement Pay Plan for Directors of Wachovia Corporation (Exhibit 10.21 to Report on Form 10-K of First Wachovia
                  Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
         10.25  Supplemental Executive Retirement Plan of South Carolina National Corporation (Exhibit 10(a) to Report on Form 10-K
                  of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).
         10.26  Amendment to Supplemental Executive Retirement Plan described in Exhibit 10.25 hereto (Exhibit 10(a) to Report on
                  Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).
         10.27  Amendment to Supplemental Executive Retirement Plan described in exhibit 10.25 hereto.
         10.28  Management Restricted Stock Award Plan of South Carolina National Corporation, as amended (Exhibit 10(b) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No.
                  0-7042*).
         10.29  Amendment to Management Restricted Stock Award Plan described in Exhibit 10.28 hereto (Exhibit 10.1 to Quarterly
                  Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.30  Incentive Stock Option Plan of South Carolina National Corporation, as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).
         10.31  Amendment to Incentive Stock Option Plan described in Exhibit 10.30 hereto (Exhibit 10.2 to Quarterly Report on Form
                  10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.32  Deferred Compensation Plan dated as of January 19,1987, as amended (Exhibit 10(c) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended December 31, 1986, File No. 0-7042*).
         10.33  Amendment to Deferred Compensation Plan described in Exhibit 10.32 hereto (Exhibit 19(b) to Quarterly Report on Form
                  10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).

Item 14.  Exhibits, Financial Statement Schedules and Reports on
- ----------------------------------------------------------------
          Form 8-K (Continued)
          --------------------


         10.34  Amendment to Deferred Compensation Plan described in Exhibit 10.32 hereto (Exhibit 10(d) to Report on Form 10-K of
                  South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).
         10.35  Amendment to Deferred Compensation Plan described in Exhibit 10.32 hereto.
         10.36  Summary and specimen policy of Executive Universal Life Program (Exhibit 10(d) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended December 31, 1986, File No. 0-7042*).
         10.37  Agreement for Deferral of Directors' Fees (Exhibit 10(b) to S-14 Registration Statement of South Carolina National
                  Corporation, No. 2-89011*).
         10.38  Amendment to Agreement for Deferral of Directors' Fees described in Exhibit 10.37 hereto (Exhibit 10.39 to Report on
                  Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
         10.39  Form 11-K of the Wachovia Corporation Retirement Savings and Profit-Sharing Plan, to be filed as an amendment to
                  Form 10-K for the year ended December 31, 1993.
         11     Computation of Earnings Per Share (Note O to 1993 Consolidated Financial Statements of Wachovia Corporation and
                  Subsidiaries, page 52 of 1993 Annual Report to Shareholders*).
         13     Wachovia Corporation 1993 Annual Report to Shareholders, with the Report of Independent Auditors therein being manually signed in one copy by Ernst & Young.  (Except for those portions thereof which are expressly incorporated by reference herein, this report is not "filed" as a part of this Report on Form 10-K).
         21     Subsidiaries of the Registrant (listed under "Subsidiaries of the Registrant" and included on pages 6 and 7 of
                  Report on Form 10-K for the fiscal year ended December 31, 1993*).
         23.1   Consent of Ernst & Young.
         23.2   Consent of Price Waterhouse.
         24     Power of Attorney.
         99     Opinion of Price Waterhouse, Independent Accountants, on the financial statements of South Carolina National
                  Corporation, a wholly-owned subsidiary of Wachovia Corporation, for the year ended December 31, 1991.

         *  Incorporated by reference.


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 1993.

SIGNATURES


Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WACHOVIA CORPORATION




March 28, 1994                              By ROBERT S. McCOY, JR.
                                               ---------------------------
                                               Robert S. McCoy, Jr.
                                               Executive Vice President
                                               and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1994.



Signature                                   Title
- ---------                                   ------
Principal Executive Officer and Director:




L. M. BAKER, JR.
- ------------------------------              President and
L. M. Baker, Jr.                            Chief Executive Officer




Principal Financial Officer:




ROBERT S. McCOY, JR.
- -----------------------------              Executive Vice President
Robert S. McCoy, Jr.                       and Chief Financial Officer




Principal Accounting Officer:




JOHN C. McLEAN, JR.
- -----------------------------
John C. McLean, Jr.                         Comptroller

A Majority of the Board of Directors:


JOHN G. MEDLIN, JR.*                        Director
RUFUS C. BARKLEY, JR.*                      Director
CRANDALL C. BOWLES*                         Director
JOHN L. CLENDENIN*                          Director
LAWRENCE M. GRESSETTE, JR.*                 Director
THOMAS K. HEARN, JR.*                       Director
W. HAYNE HIPP*                              Director
ROBERT M. HOLDER, JR.*                      Director
DONALD R. HUGHES*                           Director
F. KENNETH IVERSON*                         Director
JAMES W. JOHNSTON*                          Director
W. DUKE KIMBRELL*                           Director
JAMES G. LINDLEY*                           Director
JAMES H. MILLIS*                            Director
J. MACK ROBINSON*                           Director
HERMAN J. RUSSELL*                          Director
SHERWOOD H. SMITH, JR.*                     Director
CHARLES McKENZIE TAYLOR*                    Director





*By KENNETH W. McALLISTER
    ---------------------------------------
    KENNETH W. McALLISTER, Attorney-in-Fact