Form 10-Q
period 1994-03-31
WACHOVIA CORP/ NC
filed 1994-05-12
CIK 774203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549




                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For the Quarterly Period Ended March 31, 1994    Commission File Number 1-9021




                             WACHOVIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




      North Carolina                                            56-1473727
- - -------------------------------                             -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)




301 North Main Street, Winston-Salem, North Carolina               27150
   191  Peachtree Street, N.E., Atlanta, Georgia                   30303
- - ----------------------------------------------------             ----------
     (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code  (910)770-5000, (404)332-5000
                                                    ----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                        ---     ---



Indicated below is the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1994


              Common Stock, $5.00 par value, 171,460,304 shares

                         QUARTERLY REPORT ON FORM 10-Q
                              WACHOVIA CORPORATION
                                 March 31, 1994



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
- - -----------------------------
Wachovia Corporation ("Wachovia"), a North Carolina corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and a savings and loan holding company within the meaning of the Home Owners Loan Act of 1933, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. Its member companies provide a wide range of banking and bank-related services to customers throughout the United States and abroad.

Wachovia's principal subsidiaries, Wachovia Bank of North Carolina, N.A., Wachovia Bank of Georgia, N.A., and The South Carolina National Bank provide personal, commercial, trust and institutional banking services through 503 full-service banking offices located in North Carolina, South Carolina and Georgia. In addition, The First National Bank of Atlanta, another subsidiary of Wachovia Corporation, provides credit card services for Wachovia's affiliated banks. National and international banking services are provided through Wachovia's three Cayman Island branches, an Edge Act subsidiary located in New York, and various offices located throughout the Southeast, the nation and the world.

The following consolidated financial statements of Wachovia Corporation and subsidiaries are included on pages 15 through 18 of the quarterly Report to Shareholders of the Registrant (attached hereto as Exhibit 19) and are incorporated herein by reference:

       Consolidated Statement of Condition
       Consolidated Statement of Income
       Consolidated Statement of Shareholders' Equity
       Consolidated Statement of Cash Flows

The accompanying unaudited consolidated financial statements in Exhibit 19 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the first quarter 1994 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.


Item 2.  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
  Results of Operations
  ---------------------
Management's discussion and analysis included on pages 4 - 14 of the quarterly Report to Shareholders of the Registrant (attached hereto as Exhibit 19) is incorporated herein by reference.



PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
At the annual meeting of shareholders held on April 22, 1994, six directors were elected and the appointment of Ernst and Young as independent auditors for 1994 was ratified. Shareholders also approved the Wachovia Corporation Stock Plan and certain amendments to the Wachovia Corporation Senior Management Incentive Plan to

                         QUARTERLY REPORT ON FORM 10-Q
                              WACHOVIA CORPORATION
                                 March 31, 1994



Item 4.  Submission of Matters to a Vote of Security Holders (Continued)
- - ------------------------------------------------------------------------

preserve Wachovia's tax deduction for certain plan awards. The distribution of shareholders' votes was as follows:


                                                          Shares
                                                          Voted                     Shares
                                                         in Favor                  Withheld
                                                         --------                  --------
Election of directors:

  Leslie M. Baker, Jr.                                145,786,270                   522,709
  Rufus C. Barkley, Jr.                               145,226,391                 1,082,588
  John L. Clendenin                                   145,775,047                   533,932
  Robert M. Holder, Jr.                               145,783,455                   525,524
  W. Duke Kimbrell                                    145,248,131                 1,060,848
  John G. Medlin, Jr.                                 145,766,763                   542,216

Wachovia Corporation Stock Plan:

  Shares Voted in Favor     138,124,303
  Shares Voted Against        6,428,097
  Abstentions                 1,672,893
  Broker Non-Votes               83,704

Amendments to the Wachovia Corporation
 Senior Management Incentive Plan:

  Shares Voted in Favor     140,818,901
  Shares Voted Against        3,459,832
  Abstentions                 1,943,072
  Broker Non-Votes               87,174

Ratification of the appointment
 of independent auditors:

  Shares Voted in Favor     145,344,222
  Shares Voted Against          309,744
  Abstentions                   655,013



Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a)  Exhibits
     10.1 Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement No. 033-53325*)
     10.2   Wachovia Corporation Senior Management Incentive Plan
              as amended through April 22, 1994
     11     Computation of Earnings Per Common Share
     19     Wachovia Corporation Report to Shareholders for the
              period ending March 31, 1994


* Incorporated by reference

(b)  Reports on Form 8-K

A Current Report on Form 8-K, dated January 11, 1994, was filed so as to file with the Securities and Exchange Commission a Statement setting forth the computation of Ratios of Earnings to Fixed Charges to be incorporated into Wachovia's Registration Statement on Form S-3 (Registration No. 33-59206).

                         QUARTERLY REPORT ON FORM 10-Q
                             WACHOVIA CORPORATION
                                March 31, 1994



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WACHOVIA CORPORATION



May 11, 1994                    By ROBERT S. McCOY, JR.
                                   ------------------------------
                                   Robert S. McCoy, Jr.
                                   Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial Officer)



May 11, 1994                    By JOHN C. McLEAN, JR.
                                   ------------------------------
                                   John C. McLean, Jr.
                                   Comptroller
                                   (Principal Accounting Officer)