Form 10-K/A
period 1993-12-31
WACHOVIA CORP/ NC
filed 1994-06-27
CIK 774203

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                               FORM 10-K/A No. 1
                            (to file Exhibit 10.40)

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1993        Commission File Number 1-9021

                             WACHOVIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       North Carolina                                            56-1473727
- - -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


301 North Main Street, Winston-Salem, North Carolina                27150
   191 Peachtree Street, N.E., Atlanta, Georgia                     30303
- - ----------------------------------------------------           ---------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code  910/770-5000, 404/332-5000


          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
         Title of Each Class                      on Which Registered
- - ---------------------------------------          ---------------------
Common Stock, $5.00 par value per share          New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes     x      No
                                             -----       -----

The aggregate market value as of March 7, 1994 of the voting stock held by non-affiliates of the registrant was:

      Common Stock, $5.00 par value, 164,858,769 shares     $5,110,621,839


As of March 7, 1994, Wachovia Corporation had 171,582,507 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

Portions of the proxy statement dated March 18, 1994 are incorporated by reference into Part III.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WACHOVIA CORPORATION
                                            -----------------------------
                                                   (Registrant)



                                        By: /s/ Robert S. McCoy, Jr.
                                            -----------------------------
                                            Robert S. McCoy, Jr.
                                            Executive Vice President
June 27, 1994                                 and Chief Financial Officer