Form 10-K/A
period 1993-12-31
WACHOVIA CORP/ NC
filed 1994-06-28
CIK 774203

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                              FORM 10-K/A No. 2
                           (to file Exhibit 10.39)

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1993        Commission File Number 1-9021

                             WACHOVIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                                       56-1473727
- - -------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


301 North Main Street, Winston-Salem, North Carolina            27150
    191 Peachtree Street, N.E., Atlanta, Georgia                30303
- - ----------------------------------------------------         -----------
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


                                                    WACHOVIA CORPORATION
                                                ----------------------------
                                                       (Registrant)



                                                By: /s/ Robert S. McCoy, Jr.
                                                   --------------------------
                                                   Robert S. McCoy, Jr.
                                                   Executive Vice President
                                                     and Chief Financial Officer

June 27, 1994