Form 10-Q
period 1994-06-30
WACHOVIA CORP/ NC
filed 1994-08-12
CIK 774203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549




                                   FORM 10-Q




              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For the Quarterly Period Ended June 30, 1994       Commission File Number 1-9021




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



Indicated below is the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1994


               Common Stock, $5.00 par value, 171,081,682 shares

                         QUARTERLY REPORT ON FORM 10-Q
                              WACHOVIA CORPORATION
                                 June 30, 1994



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

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

Wachovia's principal subsidiaries, Wachovia Bank of North Carolina, N.A., Wachovia Bank of Georgia, N.A., and Wachovia Bank of South Carolina, N.A. provide personal, commercial, trust and institutional banking services through 494 full-service banking offices located in North Carolina, South Carolina and Georgia. In addition, The First National Bank of Atlanta, another subsidiary of Wachovia Corporation, provides credit card services for Wachovia's affiliated banks. National and international banking services are provided through Wachovia's three Cayman Island branches, an Edge Act subsidiary located in New York, and various offices located throughout the Southeast, the nation and the world.

The following consolidated financial statements of Wachovia Corporation and subsidiaries are included on pages 18 through 21 of the quarterly Report to Shareholders of the Registrant (attached hereto as Exhibit 19) and are incorporated herein by reference:

       Consolidated Statement of Condition
       Consolidated Statement of Income
       Consolidated Statement of Shareholders' Equity
       Consolidated Statement of Cash Flows

The accompanying unaudited consolidated financial statements in Exhibit 19 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the second quarter 1994 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis included on pages 4 - 17 of the quarterly Report to Shareholders of the Registrant (attached hereto as Exhibit 19) is incorporated herein by reference.


PART II - OTHER INFORMATION

Item 5.  Other Information

On July 22, 1994, the board of directors of Wachovia Corporation authorized the repurchase of up to 5 million shares of the corporation's common stock. The action replaces earlier authorizations to repurchase the corporation's common stock. The company intends to continue reissuing some or all of the repurchased shares for its employee stock plans, dividend reinvestment plan and for other appropriate purposes.

                        QUARTERLY REPORT ON FORM 10-Q
                             WACHOVIA CORPORATION
                                June 30, 1994

Item 5. Other Information (continued)

In May 1994, South Carolina National Bank, a member company of Wachovia Corporation since 1991, changed its name to Wachovia Bank of South Carolina, N.A. The action was approved by its board of directors in October 1993.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11     Computation of Earnings Per Common Share
     19     Wachovia Corporation Report to Shareholders for the
              period ending June 30, 1994


(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 1994.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WACHOVIA CORPORATION



August 12, 1994                  By  ROBERT S. McCOY, JR.
                                    ------------------------------
                                     Robert S. McCoy, Jr.
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)



August 12, 1994                   By JOHN C. McLEAN, JR.
                                     ------------------------------
                                     John C. McLean, Jr.
                                     Comptroller
                                     (Principal Accounting Officer)