Form 10-Q
period 1994-09-30
WACHOVIA CORP/ NC
filed 1994-11-14
CIK 774203

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549




                                  FORM 10-Q




             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934



For the Quarterly Period Ended September 30, 1994  Commission File Number 1-9021



                             WACHOVIA CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


      North Carolina                               56-1473727
- - - -------------------------------              -----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


301 North Main Street, Winston-Salem, North Carolina        27150
    191 Peachtree Street, N.E., Atlanta, Georgia            30303
- - - ----------------------------------------------------      ---------
    (Address of principal executive offices)              (Zip Code)


              Registrant's telephone number, including area code
                        (910) 770-5000, (404) 332-5000
                      ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  x    No
                                     ---       ---


Indicated below is the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994

              Common Stock, $5.00 par value, 170,828,306 shares

                        QUARTERLY REPORT ON FORM 10-Q
                             WACHOVIA CORPORATION
                              September 30, 1994



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- - - -----------------------------

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

Wachovia's principal subsidiaries, Wachovia Bank of North Carolina, N.A., Wachovia Bank of Georgia, N.A., and Wachovia Bank of South Carolina, N.A. provide personal, commerical, trust and institutional banking services through 491 full-service banking offices located in North Carolina, South Carolina and Georgia. In addition, The First National Bank of Atlanta, another subsidiary of Wachovia Corporation, provides credit card services for Wachovia's affiliated banks. National and international banking services are provided through Wachovia's three Cayman Island branches, an Edge Act subsidiary located in New York, and various offices located throughout the Southeast, the nation and the world.

The following consolidated financial statements of Wachovia Corporation and subsidiaries are included on pages 22 through 25 of the quarterly Report to Shareholders of the Registrant (attached hereto as Exhibit 19) and are incorporated herein by reference:

     Consolidated Statement of Condition
     Consolidated Statement of Income
     Consolidated Statement of Shareholders' Equity
     Consolidated Statement of Cash Flows

The accompanying unaudited consolidated financial statements in Exhibit 19 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the third quarter 1994 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- - - ------------------------------------------------------------------------
  Results of Operations
  ---------------------

Management's discussion and analysis included on pages 4 - 21 of the quarterly Report to Shareholders of the Registrant (attached hereto as Exhibit 19) is incorporated herein by reference.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - - -----------------------------------------

(a)  Exhibits
     11  Computation of Earnings Per Common Share
     19  Wachovia Corporation Report to Shareholders for the
           period ending September 30, 1994
     27  Financial Data Schedule (for SEC purposes only)

(b)  Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended September 30, 1994.

                        QUARTERLY REPORT ON FORM 10-Q
                             WACHOVIA CORPORATION
                              September 30, 1994


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WACHOVIA CORPORATION


November 11, 1994                      By: ROBERT S. McCOY, JR.
                                           ------------------------------
                                           Robert S. McCoy, Jr.
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer)


November 11, 1994                      By: JOHN C. McLEAN, JR.
                                           ------------------------------
                                           John C. McLean, Jr.
                                           Comptroller
                                           (Principal Accounting Officer)