Form 10-K405
period 1994-12-31
WACHOVIA CORP/ NC
filed 1995-03-09
CIK 774203

1994 FORM 10-K

         United States Securities and Exchange Commission
         Washington, DC 20549
         Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the Fiscal Year Ended December 31, 1994
         Commission File Number 1-9021

WACHOVIA CORPORATION

         Incorporated in the State of North Carolina
         IRS Employer Identification Number 56-1473727
         Address and Telephone:
             301 North Main Street, Winston-Salem, North Carolina 27150,
             (910) 770-5000
             191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

             Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
             As of February 8, 1995, Wachovia Corporation had 171,074,139 shares of common stock outstanding. The aggregate market value of Wachovia Corporation common stock held by nonaffiliates on February 8, 1995 was approximately $5.814 billion and the number of shares held by nonaffiliates was 170,998,826.
             Wachovia Corporation has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
             Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Wachovia Corporation's Proxy Statement for its 1995 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1995 are incorporated by reference into Part III of this report. Portions of the annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Annual Report expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.


PART I                                                   PAGE       PART II -- Continued                                     PAGE
Item 1    Business                                                  Item 7    Management's Discussion and
                                                                                 Analysis of Financial
            Description of Business...........3, 16-44, 72-74                    Condition and Results
            Subsidiaries of Wachovia                                             of Operations..............................16-44
              Corporation...................................2
            Average Balance Sheets/                                 Item 8    Financial Statements and
              Interest/Rates.................64-65, 68-69, 70                    Supplementary Data..............37-44, 45, 46-63
            Volume and Rate
              Variance Analysis........................19, 42       Item 9    Changes in and Disagreements
            Securities.................................21, 52                    with Accountants on
            Loans..........................20, 28, 50, 53, 71                    Accounting and Financial
            Allowance for Loan Losses                                            Disclosure -- None
             and Loan Loss Experience............. 30, 42, 50
            Deposits........................22, 26, 64-65, 70       PART III
            Return on Equity and Assets....................70
            Short-Term Borrowed Funds......................26       Item 10   Directors and Executive
                                                                                 Officers of the Registrant.......Proxy Statement
Item 2    Properties........................................2
                                                                    Item 11   Executive Compensation..............Proxy Statement
Item 3    Legal Proceedings................................59
                                                                    Item 12   Security Ownership of
Item 4    Submission of Matters to a Vote                                        Certain Beneficial Owners
             of Security Holders -- None                                         and Management...................Proxy Statement

PART II                                                             Item 13   Certain Relationships
                                                                                 and Related Transactions.........Proxy Statement
Item 5    Market for Registrant's Common
             Equity and Related                                     PART IV
             Stockholder
             Matters....................................72-73       Item 14   Exhibits, Financial Statement
                                                                                 Schedules and Reports on
Item 6    Selected Financial Data...................66-67, 71                    Form 8-K..................................3,7-11


SUBSIDIARIES OF WACHOVIA CORPORATION

The following table sets forth the subsidiaries of Wachovia Corporation on December 31, 1994. The common stock of each of these subsidiaries is 100 percent owned by its parent. The financial statements of all subsidiaries are included in the consolidated statements of Wachovia Corporation and subsidiaries.


                                           Organized under the                                                 Organized under the
                                            laws of the state of:                                               laws of the state of

Wachovia Bank of North Carolina, N.A.        the United States      Wachovia Mortgage Company                    North Carolina
    Wachovia International                                              New Salem, Inc.                          North Carolina
       Banking Corporation                   the United States*     Wachovia Investments, Inc.                   North Carolina
    Wachovia Leasing Corporation             North Carolina         Wachovia Corporate Services, Inc.            North Carolina
    Wachovia Auto Leasing Company                                   Wachovia Operational Services
       of North Carolina                     North Carolina             Corporation                              North Carolina
    Wachovia Insurance Services, Inc.        North Carolina         Wachovia Trust Services, Inc.                North Carolina
    Greenville Agricultural Credit                                  The First National Bank of
       Corporation                           North Carolina             Atlanta (Delaware)                       the United States
    City Loans, Inc.                         North Carolina         Wachovia Bank Card Services, Inc.            Delaware
Wachovia Bank of Georgia, N.A.               the United States      First Atlanta Corporation                    Georgia
    First Bank Building Corporation          Georgia                FA Investment Company                        Georgia
    First Atlanta Services Corporation       Delaware               Financial Life Insurance Company
    Wachovia Auto Leasing Company                                       of Georgia                               Georgia
       of Georgia                            Georgia                KATWO, Ltd.                                  Georgia
South Carolina National Corporation          South Carolina         The Wachovia Insurance Agency
    Wachovia Bank of South Carolina, N.A.    the United States          of Georgia, Inc.                         Georgia
       Wachovia Insurance Services of                               FAIRCO Properties, Inc.                      Georgia
          South Carolina, Inc.               South Carolina         First Atlanta Lease Liquidating Corporation  Georgia
       First National Properties, Inc.       South Carolina         Wachovia Corporation of Florida              Florida
       South Carolina National OREO, Inc.    South Carolina         Wachovia Corporation of Alabama              Alabama
    Southern Provident Life                                         Wachovia Corporation of Tennessee            Tennessee
       Insurance Company                     Arizona
    Atlantic Savings Bank, FSB               the United States
       Atlantic Mortgage Corporation                                * Organized under Chapter 25(a) of the Federal Reserve Act
          of South Carolina, Inc.            South Carolina           of the United States


PROPERTIES

The principal offices of the Corporation and Wachovia Bank of North Carolina, N.A., are located at 301 North Main Street, Winston-Salem, North Carolina, where the company occupies approximately 401,000 square feet of office space under a lease expiring December 1995. The Corporation is constructing an office building in Winston-Salem which will serve as the new North Carolina headquarters for the Corporation and the principal offices of Wachovia Bank of North Carolina, N.A. The building will be a 28-story office tower with 525,000 usable square feet, all or most of which is expected to be occupied by the Corporation. Construction is expected to be completed by late 1995. As of December 31, 1994, expenditures related to the headquarters project amounted to $23.850 million. Total cost of the office building and adjoining parking facility is estimated at $79 million.

Wachovia Bank of Georgia, N.A., occupies approximately 378,000 square feet of an office tower at 191 Peachtree Street, N.E., Atlanta, Georgia, under a lease expiring December 2008.

South Carolina National Corporation and Wachovia Bank of South Carolina, N.A., have their main offices located in the Palmetto Center, 1426 Main Street, Columbia, South Carolina, where they occupy approximately 16,000 square feet of the office building under a lease expiring November 2003.

The table on page 3 lists the number of banking offices. The Corporation's banking subsidiaries own in fee 353 of offices while the others are leased or are located on leased land. The approximate lease terms range from one to thirty years on these properties. In addition, the Corporation's banking subsidiaries own in fee or lease a number of multistory office buildings which house supporting services. Other subsidiaries of the Corporation maintain leased office space in cities in which they conduct their respective operations.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits -- The index of exhibits has been filed as separate pages of the 1994 Form 10-K. Copies of the exhibit list or of Exhibits are available upon request to: Corporate Reporting, Wachovia Corporation, P.O. Box 3099, Winston-Salem, North Carolina 27150. A copying fee will be charged for the Exhibits.

Financial Statement Schedules -- Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.

No reports on Form 8-K were filed during the three months ended December 31, 1994.

SIGNATURES

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 1995.

WACHOVIA CORPORATION


ROBERT S. McCOY, JR.
- --------------------
Robert S. McCoy, Jr.
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8,1995.



                                          The Directors of Wachovia Corporation
                                          (listed below) have executed a power
                                          of attorney appointing Kenneth W.
                                          McAllister, their attorney-in-fact,
                                          empowering him to sign this report on
                                          their behalf:

L.M. BAKER, JR.                                L.M. Baker, Jr.                       Robert M. Holder, Jr.
- ---------------                                John G. Medlin, Jr.                   Donald R. Hughes
L.M. Baker, Jr.                                Rufus C. Barkley, Jr.                 E. Kenneth Iverson
President and Chief Executive Officer          Crandall C. Bowles                    James W. Johnston
                                               John L. Clendenin                     W. Duke Kimbrell
                                               Lawrence M. Gressette, Jr.            Herman J. Russell
ROBERT S. McCOY, JR.                           Thomas K. Hearn, Jr.                  Sherwood H. Smith, Jr.
- --------------------                           W. Hayne Hipp                         Charles McKenzie Taylor
Robert S. McCoy, Jr.
Executive Vice President and
Chief Financial Officer
                                                               KENNETH W. McALLISTER
                                                               ---------------------
JOHN C. McLEAN, JR.                                            Kenneth W. McAllister
- -------------------                                            Attorney-in-Fact
John C. McLean, Jr.
Comptroller


PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

The names, ages and positions of the executive officers of Wachovia as of January 31, 1995 are shown below along with their business experience during the past five years and the year of their employment with Wachovia and subsidiaries. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.


Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
- ------------                       -------------------------------
L. M. Baker, Jr., 52                Chief Executive Officer of Wachovia
President and Chief                 Corporation since January 1994; President
Executive Officer Wachovia          of Wachovia Corporation since 1993; Chief
Corporation; Chairman of            Operating Officer of Wachovia Corporation,
the Board Wachovia Bank             February - December 1993; Executive Vice
of North Carolina, N.A.;            President of Wachovia Corporation until
Director of Wachovia                January 1993; President and Chief
Corporation, Wachovia Bank          Executive Officer of Wachovia Corporation
of Georgia, N.A., South             of North Carolina, January 1990 - March
Carolina National Corporation       1993; President and Chief Executive
and Wachovia Bank of South          Officer of Wachovia Bank of North
Carolina, N.A.                      Carolina, N.A., January 1990 - April 1993;
                                    Executive Vice President of Wachovia
                                    Corporation of North Carolina until
                                    December 1989; Executive Vice President of
                                    Wachovia Bank of North Carolina, N.A. until December 1989.
                                    Employed in 1969.


Mickey W. Dry, 55                   Executive Vice President and Chief Credit
Executive Vice President            Officer of Wachovia Corporation since
and Chief Credit Officer            November 1989; Executive Vice President of
Wachovia Corporation;               Wachovia Bank of North Carolina, N.A.
Executive Vice President            since October 1989; Senior Vice President/
Wachovia Bank of North              Group Executive of Wachovia Bank of North
Carolina, N.A.                      Carolina, N.A. until 1989.  Employed in 1961.


Hugh M. Durden, 52                  Executive Vice President of Wachovia
Executive Vice President            Corporation and President of Wachovia
Wachovia Corporation,               Trust Services, Inc. since 1994; President
Wachovia Bank of North              of Wachovia Corporate Services, Inc. since
Carolina, N.A.; President           July 1994; Executive Vice President of
Wachovia Trust Services, Inc.;      Wachovia Bank of North Carolina, N.A.;
President Wachovia Corporate        Western Division Executive, Wachovia Bank
Services, Inc.                      of North Carolina, N.A., 1991 - 1994;
                                    Regional Vice President, Southern Region,
                                    Wachovia Bank of North Carolina, N.A., 1989
                                    - 1991.  Employed in 1972.


- ------------------------------------------------------------------------


Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
- ------------                       -------------------------------
W. Doug King, 56                    Executive Vice President of Wachovia
Executive Vice President            Corporation since July 1994; Senior
Wachovia Corporation                Vice President of Wachovia Corporation,
                                    October 1992 - July 1994.  President
                                    of Wachovia Bank of South Carolina, N.A.,
                                    January 1992 - October 1992; Vice Chairman
                                    of Wachovia Bank of South Carolina, N.A.,
                                    September 1990 - January 1992.
                                    Employed in 1963.


Walter E. Leonard, Jr. 49           Executive Vice President of Wachovia
Executive Vice President            Corporation since October 1988;
Wachovia Corporation,               Executive Vice President of Wachovia
Wachovia Bank of Georgia,           Bank of Georgia, N.A.; President of
N.A.; President Wachovia            Wachovia Operational Services Corporation.
Operational Services                Employed in 1965.
Corporation


Kenneth W. McAllister, 46           Executive Vice President of Wachovia
Executive Vice President            Corporation since January 1994; General
and General Counsel                 Counsel of Wachovia Corporation;
Wachovia Corporation                Secretary of Wachovia Corporation
                                    until October 1992.  Employed in 1988.

Robert S. McCoy, Jr., 56            Executive Vice President of Wachovia
Executive Vice President and        Corporation since January 1992; Chief
Chief Financial Officer             Financial Officer of Wachovia Corporation
Wachovia Corporation                since September 1992; Comptroller of
                                    Wachovia Corporation, January 1992 - August
                                    1992; President of South Carolina National
                                    Corporation until 1992; Vice Chairman and
                                    Chief Financial Officer of Wachovia Bank
                                    of South Carolina, N.A., 1990 - 1992;
                                    Executive Vice President and Chief Financial
                                    Officer of Wachovia Bank of South Carolina,
                                    N.A., until 1990.  Employed in 1984.


John C. McLean, Jr., 46             Comptroller of Wachovia Corporation since
Comptroller                         July 1993; Senior Vice President of Wachovia
                                    Bank of North Carolina, N.A. from April
                                    1990 - July 1993.  Employed in 1975.


- -------------------------------------------------------------------------


Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
- ------------                       -------------------------------
G. Joseph Prendergast, 49           Executive Vice President of Wachovia
Executive Vice President            Corporation since October 1988; Chairman
Wachovia Corporation;               of Wachovia Bank of Georgia, N.A. since
Chairman Wachovia Bank of           January 1994; President and Chief Executive
Georgia, N.A.; President            Officer of Wachovia Bank of Georgia, N.A.,
and Chief Executive Officer         January 1993 - January 1995; President and
Wachovia Corporate Services,        Chief Executive Officer of Wachovia
Inc.; Director Wachovia Bank        Corporate Services, Inc. until July 1994;
of Georgia, N.A., Wachovia Bank     President and Chief Executive Officer of
of North Carolina, N.A., and        Wachovia Corporation of Georgia, January
Wachovia Bank of South              1993 - March 1993; Executive Vice President
Carolina, N.A.                      of Wachovia Bank of Georgia, N.A., 1989 -
                                    1993; Executive Vice President of Wachovia
                                    Bank of North Carolina, N.A. until 1989.
                                    Employed in 1973.

Richard B. Roberts, 51              Executive Vice President and Treasurer
Executive Vice President and        of Wachovia Corporation since April
Treasurer Wachovia                  1990; Executive Vice President of Wachovia
Corporation; Executive Vice         Bank of North Carolina, N.A.
President Wachovia Bank of          Employed in 1967.
North Carolina, N.A.



During the past five years, there have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to an evaluation of the ability or integrity of any of Wachovia's executive officers, directors, or any persons nominated to become directors.

PART IV

Item 14.  Exhibits


          3.1 Amended and Restated Articles of Incorporation of the registrant (Exhibit 3.1 to Report on Form 10-K of Wachovia
                  Corporation for the fiscal year ended December 31, 1993, File
                  No. 1-9021*).
          3.2 Bylaws of the registrant (Exhibit 3.2 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1993, File No. 1-9021*).
          4.1   Articles IV, VII, IX, X and XI of the registrant's Amended and
                  Restated Articles of Incorporation (Included in Exhibit 3.1 hereto).
          4.2   Article 1, Section 1.8, and Article 6 of the registrant's
                  Bylaws (included in Exhibit 3.2 hereto).
          4.3   Indenture dated as of May 15, 1986 between South Carolina
                  National Corporation and Morgan Guaranty Trust Company of
                  New York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures due in
                  2001 (Exhibit 28 to S-3 Registration Statement of South
                  Carolina National Corporation, File No. 33-7710*).
          4.4 First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation, Wachovia
                  Corporation and Morgan Guaranty Trust Company of New York, as Trustee, amending the Indenture described in Exhibit 4.3 hereto (Exhibit 4.10 to Report on Form 10-K of Wachovia
                  Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
          4.5   Indenture dated as of March 15, 1991 between South Carolina
                  National Corporation and Bankers Trust Company, as Trustee, relating to certain unsecured subordinated securities
                  (Exhibit 4(a) to S-3 Registration Statement of South
                  Carolina National Corporation, File No. 33-39754*).
          4.6 First Supplemental Indenture dated as of January 24, 1992 by and among South Carolina National Corporation, Wachovia
                  Corporation and Bankers Trust Company, as Trustee, amending the Indenture described in Exhibit 4.5 hereto (Exhibit
                  4.12 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
          4.7   Indenture dated as of August 22, 1989 between First Wachovia
                  Corporation and The Philadelphia National Bank, as Trustee, relating to $300,000,000 principal amount of subordinated debt securities (Exhibit 4(c) to S-3 (Shelf) Registration
                  Statement of First Wachovia Corporation, File No.
                  33-30721*).
          4.8 First Supplemental Indenture, dated as of September 15, 1992 between Wachovia Corporation and CoreStates Bank, National
                  Association, as Trustee, amending the Indenture described in Exhibit 4.7 hereto (Exhibit 4(d) to Report on Form 8 of
                  Wachovia Corporation, filed on October 15, 1992, File No.
                  1-9021*).
          4.9   Indenture dated as of March 1, 1993 between Wachovia
                  Corporation and CoreStates Bank, National Association, as
                  Trustee, relating to $500,000,000 principal amount of subordinated debt securities (Exhibit 4(a) to S-3 (Shelf)
                  Registration Statement of Wachovia Corporation, File No.
                  33-59206*).


         10.1   Deferred Compensation Plan of Wachovia Bank of North
                  Carolina, N.A. (Exhibit 10.1 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December
                  31,1992, File No. 1-9021*).
         10.2  1983 Amendment to Deferred Compensation Plan described in
                  Exhibit 10.1 hereto (Exhibit 10.2 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1992, File 1-9021*).
         10.3   1986 Amendment to Deferred Compensation Plan described in
                  Exhibit 10.1 hereto (Exhibit 10.9 to Report on Form 10-K of
                  First Wachovia Corporation for the fiscal year ended
                  December 31, 1986, File No. 1-9021*).
         10.4   1983 Senior Management Stock Option Plan of Wachovia
                  Corporation (Exhibit 4.2 to Post-Effective Amendment No. 1 to S-4 Registration Statement No. 2-99538*).
         10.5   Stock Option and Stock Appreciation Rights Plan of Wachovia
                  Corporation (Exhibit 4.3 to Post-Effective Amendment No. l to S-4 Registration Statement No. 2-99538*).
         10.6   1986 Senior Management Stock Option Plan of Wachovia
                  Corporation (Exhibit 10.20 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
         10.7   1987 Declaration of Amendment to 1986 Senior Management Stock
                  Option Plan described in Exhibit 10.6 hereto (Exhibit 10.21 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
         10.8 Senior Management Incentive Plan of Wachovia Corporation as amended through April 22, 1994 (Exhibit 10.2 to Quarterly
                  Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1994, File No. 1-9021*)
         10.9   Retirement Income Benefit Equalization Plan of Wachovia
                  Corporation (Exhibit 10.15 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.10  Retirement Savings and Profit-Sharing Benefit Equalization
                  Plan of Wachovia Corporation (Exhibit 10.16 to Report on
                  Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.11  Amendment to Retirement Savings and Profit-Sharing Benefit
                  Equalization Plan described in Exhibit 10.10 hereto. (Exhibit
                  10.11 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
         10.12  Employment Agreements between Wachovia Corporation and
                  Messrs. L. M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph
                  Prendergast, Anthony L. Furr and Walter E. Leonard, Jr.
                  (Exhibit 10.17 to Report on Form 10-K of First Wachovia
                  Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.13  Amendment to Employment Agreements described in Exhibits
                  10.12 hereto (Exhibit 10.14 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).

         10.14  Employment Agreement between Wachovia Corporation and Mr.
                  James G. Lindley (Exhibit 10.15 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
         10.15  Agreement between Wachovia Corporation and Mr. John G. Medlin,
                  Jr. (Exhibit 10.16 to Report on Form 10-K of Wachovia
                  Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
         10.16  Executive Retirement Agreements between Wachovia
                  Corporation and Messrs. John G. Medlin, Jr., L. M. Baker,
                  Jr., Robert S. McCoy, Jr., G. Joseph Prendergast,
                  Anthony L. Furr and Walter E. Leonard, Jr. (Exhibit 10.18 to
                  Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.17  Amendment to Executive Retirement Agreements described in
                  Exhibit 10.17 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1991, File No. 1-9021*).
         10.18  Amendment to Executive Retirement Agreement between Wachovia
                  Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.3 to
                  Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.19  Amendment to Executive Retirement Agreements between Wachovia
                  Corporation and Messrs. John G. Medlin, Jr., L. M. Baker,
                  Jr., Robert S. McCoy, Jr., G. Joseph Prendergast,
                  Anthony L. Furr and Walter E. Leonard, Jr. (Exhibit 10.4 to
                  Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.20  Senior Management and Director Stock Plan of Wachovia
                  Corporation (Exhibit 10 to Quarterly Report on Form 10-Q of
                  First Wachovia Corporation for the quarter ended March 31,
                  1989, File No. 1-9021*).
         10.21  1990 Declaration of Amendment to Senior Management and
                  Director Stock Plan as described in Exhibit 10.21 hereto
                  (Exhibit 10.17 to Report on Form 10-K of First Wachovia
                  Corporation for fiscal year ended December 31, 1989, File No. 1-9021*).
         10.22 Deferred Compensation Plan for the Board of Directors of Wachovia Corporation (Exhibit 10.19 to Report on Form
                  10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
         10.23  Retirement Pay Plan for Directors of Wachovia Corporation
                  (Exhibit 10.21 to Report on Form 10-K of First Wachovia
                  Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
         10.24  Supplemental Executive Retirement Plan of South Carolina
                  National Corporation (Exhibit 10(a) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).
         10.25 Amendment to Supplemental Executive Retirement Plan described in Exhibit 10.25 hereto (Exhibit 10(a) to Report on Form
                  10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).
         10.26 Amendment to Supplemental Executive Retirement Plan described in exhibit 10.25 hereto (Exhibit 10.27 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1993, File No. 1-9021*).


         10.27  Management Restricted Stock Award Plan of South Carolina
                  National Corporation, as amended (Exhibit 10(b) to Report
                  on Form 10-K of South Carolina National Corporation for the
                  fiscal year ended December 31, 1990, File No. 0-7042*).
         10.28  Amendment to Management Restricted Stock Award Plan described in Exhibit 10.28 hereto (Exhibit 10.1 to Quarterly Report
                  on Form 10-Q of Wachovia Corporation for the quarter ended
                  September 30, 1993, File 1-9021*).
         10.29  Incentive Stock Option Plan of South Carolina National
                  Corporation, as amended (Exhibit 10(c) to Report on Form
                  10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).
         10.30  Amendment to Incentive Stock Option Plan described in Exhibit
                  10.30 hereto (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30,
                  1993, File 1-9021*).
         10.31  Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended
                  December 31, 1986, File No. 0-7042*).
         10.32  Amendment to Deferred Compensation Plan described in Exhibit
                  10.32 hereto (Exhibit 19(b) to Quarterly Report on Form
                  10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).
         10.33  Amendment to Deferred Compensation Plan described in Exhibit
                  10.32 hereto (Exhibit 10(d) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended
                  December 31, 1988, File No. 0-7042*).
         10.34  Amendment to Deferred Compensation Plan described in Exhibit
                  10.32 hereto (Exhibit 10.35 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31,
                  1993, File No. 1-9021*).
         10.35  Summary and specimen policy of Executive Universal Life
                  Program (Exhibit 10(d) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended
                  December 31, 1986, File No. 0-7042*).
         10.36  Agreement for Deferral of Directors' Fees (Exhibit 10(b) to
                  S-14 Registration Statement of South Carolina National
                  Corporation, No. 2-89011*).
         10.37  Amendment to Agreement for Deferral of Directors' Fees
                  described in Exhibit 10.37 hereto (Exhibit 10.39 to Report on Form 10-K of Wachovia Corporation for the fiscal year
                  ended December 31, 1991, File No. 1-9021*).
         10.38  Form 11-K of the Wachovia Corporation Retirement Savings and
                  Profit-Sharing Plan, to be filed as an amendment to Form 10-K for the year ended December 31, 1994.
         10.39  Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8
                  Registration Statement No. 033-53325*).
         11     Computation of Earnings Per Share (Note O to 1994
                  Consolidated Financial Statements of Wachovia Corporation
                  and Subsidaries, page 62 of 1994 Annual Report to
                  Shareholders*).


          --------------------

         13     Wachovia Corporation 1994 Annual Report to Shareholders, with the Report of Independent Auditors therein being manually
                  signed in one copy by Ernst & Young LLP.  (Except for those portions thereof which are expressly incorporated by
                  reference herein, this report is not "filed" as a part of
                  this Report on Form 10-K).
         21     Subsidiaries of the Registrant (listed under "Subsidiaries of
                  Wachovia Corporation" and included on page 2 of Report on
                  Form 10-K for the fiscal year ended December 31, 1994*).
         23     Consent of Ernst & Young LLP.
         24     Power of Attorney.
         27     Financial Data Schedule (for SEC purposes only).


         *  Incorporated by reference.