Form 10-K/A
WACHOVIA CORP/ NC
filed 1995-03-30
CIK 774203

1994 FORM 10-K/A No. 1


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


         10.1   Deferred Compensation Plan of Wachovia Bank of North
                  Carolina, N.A. (Exhibit 10.1 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December
                  31,1992, File No. 1-9021*).
         10.2  1983 Amendment to Deferred Compensation Plan described in
                  Exhibit 10.1 hereto (Exhibit 10.2 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1992, File 1-9021*).
         10.3   1986 Amendment to Deferred Compensation Plan described in
                  Exhibit 10.1 hereto (Exhibit 10.9 to Report on Form 10-K of
                  First Wachovia Corporation for the fiscal year ended
                  December 31, 1986, File No. 1-9021*).
         10.4   1983 Senior Management Stock Option Plan of Wachovia
                  Corporation (Exhibit 4.2 to Post-Effective Amendment No. 1 to S-4 Registration Statement No. 2-99538*).
         10.5   Stock Option and Stock Appreciation Rights Plan of Wachovia
                  Corporation (Exhibit 4.3 to Post-Effective Amendment No. l to S-4 Registration Statement No. 2-99538*).
         10.6   1986 Senior Management Stock Option Plan of Wachovia
                  Corporation (Exhibit 10.20 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
         10.7   1987 Declaration of Amendment to 1986 Senior Management Stock
                  Option Plan described in Exhibit 10.6 hereto (Exhibit 10.21 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
         10.8 Senior Management Incentive Plan of Wachovia Corporation as amended through April 22, 1994 (Exhibit 10.2 to Quarterly
                  Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1994, File No. 1-9021*)
         10.9   Retirement Income Benefit Equalization Plan of Wachovia
                  Corporation (Exhibit 10.15 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.10  Retirement Savings and Profit-Sharing Benefit Equalization
                  Plan of Wachovia Corporation (Exhibit 10.16 to Report on
                  Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.11  Amendment to Retirement Savings and Profit-Sharing Benefit
                  Equalization Plan described in Exhibit 10.10 hereto. (Exhibit
                  10.11 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
         10.12  Employment Agreements between Wachovia Corporation and
                  Messrs. L. M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph
                  Prendergast, Anthony L. Furr and Walter E. Leonard, Jr.
                  (Exhibit 10.17 to Report on Form 10-K of First Wachovia
                  Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.13  Amendment to Employment Agreements described in Exhibit
                  10.12 hereto (Exhibit 10.14 to Report on Form 10-K of First
                  Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).

         10.14  Employment Agreement between Wachovia Corporation and Mr.
                  James G. Lindley (Exhibit 10.15 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
         10.15  Agreement between Wachovia Corporation and Mr. John G. Medlin,
                  Jr. (Exhibit 10.16 to Report on Form 10-K of Wachovia
                  Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
         10.16  Executive Retirement Agreements between Wachovia
                  Corporation and Messrs. John G. Medlin, Jr., L. M. Baker,
                  Jr., Robert S. McCoy, Jr., G. Joseph Prendergast,
                  Anthony L. Furr and Walter E. Leonard, Jr. (Exhibit 10.18 to
                  Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
         10.17  Amendment to Executive Retirement Agreements described in
                  Exhibit 10.16 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1991, File No. 1-9021*).
         10.18  Amendment to Executive Retirement Agreement between Wachovia
                  Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.3 to
                  Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.19  Amendment to Executive Retirement Agreements between Wachovia
                  Corporation and Messrs. John G. Medlin, Jr., L. M. Baker,
                  Jr., Robert S. McCoy, Jr., G. Joseph Prendergast,
                  Anthony L. Furr and Walter E. Leonard, Jr. (Exhibit 10.4 to
                  Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
         10.20  Senior Management and Director Stock Plan of Wachovia
                  Corporation (Exhibit 10 to Quarterly Report on Form 10-Q of
                  First Wachovia Corporation for the quarter ended March 31,
                  1989, File No. 1-9021*).
         10.21  1990 Declaration of Amendment to Senior Management and
                  Director Stock Plan as described in Exhibit 10.20 hereto
                  (Exhibit 10.17 to Report on Form 10-K of First Wachovia
                  Corporation for fiscal year ended December 31, 1989, File No. 1-9021*).
         10.22 Deferred Compensation Plan for the Board of Directors of Wachovia Corporation (Exhibit 10.19 to Report on Form
                  10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
         10.23  Retirement Pay Plan for Directors of Wachovia Corporation
                  (Exhibit 10.21 to Report on Form 10-K of First Wachovia
                  Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
         10.24  Supplemental Executive Retirement Plan of South Carolina
                  National Corporation (Exhibit 10(a) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).
         10.25 Amendment to Supplemental Executive Retirement Plan described in Exhibit 10.24 hereto (Exhibit 10(a) to Report on Form
                  10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).
         10.26 Amendment to Supplemental Executive Retirement Plan described in Exhibit 10.24 hereto (Exhibit 10.27 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1993, File No. 1-9021*).


         10.27  Management Restricted Stock Award Plan of South Carolina
                  National Corporation, as amended (Exhibit 10(b) to Report
                  on Form 10-K of South Carolina National Corporation for the
                  fiscal year ended December 31, 1990, File No. 0-7042*).
         10.28  Amendment to Management Restricted Stock Award Plan described in Exhibit 10.27 hereto (Exhibit 10.1 to Quarterly Report
                  on Form 10-Q of Wachovia Corporation for the quarter ended
                  September 30, 1993, File 1-9021*).
         10.29  Incentive Stock Option Plan of South Carolina National
                  Corporation, as amended (Exhibit 10(c) to Report on Form
                  10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).
         10.30  Amendment to Incentive Stock Option Plan described in Exhibit
                  10.29 hereto (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30,
                  1993, File 1-9021*).
         10.31  Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended
                  December 31, 1986, File No. 0-7042*).
         10.32  Amendment to Deferred Compensation Plan described in Exhibit
                  10.31 hereto (Exhibit 19(b) to Quarterly Report on Form
                  10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).
         10.33  Amendment to Deferred Compensation Plan described in Exhibit
                  10.31 hereto (Exhibit 10(d) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended
                  December 31, 1988, File No. 0-7042*).
         10.34  Amendment to Deferred Compensation Plan described in Exhibit
                  10.31 hereto (Exhibit 10.35 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31,
                  1993, File No. 1-9021*).
         10.35  Summary and specimen policy of Executive Universal Life
                  Program (Exhibit 10(d) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended
                  December 31, 1986, File No. 0-7042*).
         10.36  Agreement for Deferral of Directors' Fees (Exhibit 10(b) to
                  S-14 Registration Statement of South Carolina National
                  Corporation, No. 2-89011*).
         10.37  Amendment to Agreement for Deferral of Directors' Fees
                  described in Exhibit 10.36 hereto (Exhibit 10.39 to Report on Form 10-K of Wachovia Corporation for the fiscal year
                  ended December 31, 1991, File No. 1-9021*).
         10.38  Form 11-K of the Wachovia Corporation Retirement Savings and
                  Profit-Sharing Plan, to be filed as an amendment to Form 10-K for the year ended December 31, 1994.
         10.39  Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8
                  Registration Statement No. 033-53325*).
         11     Computation of Earnings Per Share (Note O to 1994
                  Consolidated Financial Statements of Wachovia Corporation
                  and Subsidaries, page 62 of 1994 Annual Report to
                  Shareholders*).


          --------------------

         13     Wachovia Corporation 1994 Annual Report to Shareholders, with the Report of Independent Auditors therein being manually
                  signed in one copy by Ernst & Young LLP.  (Except for those portions thereof which are expressly incorporated by
                  reference herein, this report is not "filed" as a part of
                  this Report on Form 10-K).
         21     Subsidiaries of the Registrant (listed under "Subsidiaries of
                  Wachovia Corporation" and included on page 2 of Report on
                  Form 10-K for the fiscal year ended December 31, 1994*).
         23     Consent of Ernst & Young LLP.  (Exhibit 23 to Report on Form
                  10-K of Wachovia Corporation for the fiscal year ended
                  December 31, 1994, File No. 1-9021*).
         24     Power of Attorney. (Exhibit 24 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31,
                  1994, File No. 1-9021*).
         27     Financial Data Schedule (for SEC purposes only). (Exhibit 27 to
                  Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1994, File No. 1-9021*).



         *  Incorporated by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WACHOVIA CORPORATION
                                         ----------------------------
                                                (Registrant)

                                         By:  /s/ Robert S. Mccoy, Jr.
                                              ------------------------
                                              Robert S. Mccoy, Jr.
                                              Executive Vice President
                                                and Chief Financial Officer

March 30, 1995