Form 10-Q
period 1995-03-31
WACHOVIA CORP/ NC
filed 1995-05-12
CIK 774203

____________________________________________________________________________________________________________________________________
1995 FORM 10-Q

         United States Securities and Exchange Commission
         Washington, DC 20549
         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
         For the Quarterly Period Ended March 31, 1995
         Commission File Number 1-9021

WACHOVIA CORPORATION

         Incorporated in the State of North Carolina
         IRS Employer Identification Number 56-1473727
         Address and Telephone:
                 301 North Main Street, Winston-Salem, North Carolina 27150,
                   (910) 770-5000
                 191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

                 Securities registered pursuant to Section 12(b) of the Act:
         Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
                 As of March 31, 1995, Wachovia Corporation had 171,207,470 shares of common stock outstanding.
                 Wachovia Corporation has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the quarterly report to shareholders for the quarter ended March 31, 1995 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Quarterly Report expressly incorporated herein by reference, this Quarterly Report is not to be deemed filed with the Securities and Exchange Commission.

PART I                                                                   PAGE
Item 1  FINANCIAL INFORMATION
          Selected Period-End Data  . . . . . . . . . . . . . . . .         2
          Financial Highlights  . . . . . . . . . . . . . . . . . .         3
          Common Stock Data-Per Share . . . . . . . . . . . . . . .         3
          Consolidated Statements of Condition  . . . . . . . . . .        22
          Consolidated Statements of Income . . . . . . . . . . . .        23
          Consolidated Statements of
            Shareholders' Equity  . . . . . . . . . . . . . . . . .        24
          Consolidated Statements of Cash Flows . . . . . . . . . .        25

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .      5-21

PART II

Item 6   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a) Exhibit 11: "Computation of Earnings per Common Share," is presented as Table 3 on page 7 of this report.
                 Exhibit 19: "Unaudited Consolidated Financial Statements," listed in Part I, Item 1 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the first quarter of 1995 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

                 Exhibit 27: Financial Data Schedule (for SEC purposes only)

         b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1995.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

              May 15, 1995  ROBERT S. McCOY, JR.     May 15, 1995  JOHN C. McLEAN, JR.
                            --------------------                   -------------------
                            Robert S. McCoy, Jr.                   John C. McLean, Jr.
                            Executive Vice President               Comptroller
                            and Chief Financial Officer

/1/   REPORT TO SHAREHOLDERS AND FORM 10-Q FOR THE PERIOD ENDING MARCH 31, 1995

                                                                                                                            WACHOVIA
____________________________________________________________________________________________________________________________________

Dear Wachovia Shareholder:

During the first quarter, the economy showed signs of slowing from the brisk pace of 1994 while price inflation remained moderate. Banking benefitted from continued good loan demand, but business competition remained intense. Wachovia achieved strong and sound earnings in this environment while continuing to assess and implement strategies for future growth.

Net income per fully diluted share was $.82, up 14.3 percent from $.72 a year earlier. Net income was $142.2 million compared with $124.8 million and represented excellent annualized returns of 17.5 percent on shareholders' equity and 1.46 percent on assets.

Average interest-earning assets increased $2.863 billion or 9 percent with loans accounting for substantially all the growth. Average loans were up
$3.209 billion or 13.9 percent, led by commercial loans, credit cards and commercial mortgages. Average loans expanded $929 million or 3.7 percent from the fourth quarter of 1994.

Average interest-bearing liabilities were higher by $2.906 billion or 11 percent. Funding growth primarily came from medium- and short-term bank notes with deposits showing modest gains. In March, the corporation successfully attracted over $1 billion in deposits in a one-day CD sale at selected branch offices and through access to Wachovia On-Call, the 24-hour telephone sales and service center.

Taxable equivalent net interest income rose $30.5 million or 8.9 percent, pushed upward by increased loans outstanding, particularly in the commercial area. The net yield on interest-earning assets was down 1 basis point both year over year and from the fourth quarter of 1994 with the average rate paid increasing more than the average rate earned. Both loan and deposit pricing competition should continue throughout the remainder of the year, intensifying downward pressure on the interest rate margin.

Other operating revenue was higher by $12.2 million or 8.4 percent. Gains were achieved primarily in credit card income, deposit account service charges, trading account profits and in other service charges and fees. Noninterest expense was up $13 million or 4.8 percent with the corporation's overhead ratio declining to 53.4 percent from 55.4 percent in the same period of 1994.

Wachovia's credit quality and capital ratios remained excellent. At March 31, 1995, nonperforming assets were $93 million or .35 percent of loans and foreclosed property compared with $126 million or .53 percent a year earlier and $101 million or .39 percent at year-end 1994. Net loan losses totaled $19.4 million or .30 percent annualized of average loans versus $17.1 million or .30 percent in the same three months a year earlier and $19.4 million or .31 percent in the final period of 1994. Excluding credit cards, net loan losses were $1.2 million or .02 percent compared with $3.9 million or .08 percent in the same period of 1994.

The provision for loan losses was $21.8 million for the quarter. At March 31, 1995, the allowance for loan losses totaled $409 million or 1.53 percent of period-end loans and 569 percent of nonperforming loans. Shareholders' equity was 8.47 percent of assets, while the Tier I and total capital ratios were 9.35 percent and 12.60 percent, respectively.

Pressures impacting our business are likely to intensify as the economic expansion moderates and financial services competition broadens through evolving technology. Wachovia continues to assess its business activities, strategies and technologies to maintain its position among the industry's leaders. Additional comments on Wachovia and the business environment can be found in my Annual Shareholders' Meeting remarks beginning on page 26.

Your continued support and confidence are appreciated.

Sincerely,



L. M. Baker, Jr.
Chief Executive Officer
May 5, 1995

____________________________________________________________________________________________________________________________________
NEWS DEVELOPMENTS

- - At the corporation's Annual Shareholders' Meeting on April 28, seven directors were elected and the appointment of Ernst & Young LLP as independent auditors for 1995 was ratified. Crandall C. Bowles, Hayne Hipp, James W. Johnston, Wyndham Robertson, Sherwood H. Smith, Jr. and Charles McKenzie Taylor were elected for three-year terms expiring in 1998. In addition, Donald
R. Hughes was elected for a two-year term expiring in 1997. W. Duke Kimbrell retired as a director of Wachovia Corporation after serving with distinction since 1988 and since 1983 as a director of the subsidiary Wachovia Corporation of North Carolina.

- - Also at the shareholders' meeting, the board of directors declared a second quarter dividend of $.33 per share, payable June 1, 1995 to shareholders of record on May 8. The dividend is higher by 10 percent from $.30 per share paid in the same quarter of 1994. For the year to date, dividends will total $.66 per share, an increase of 10 percent from $.60 per share paid in the first six months of 1994.

- - In March, Wachovia held a one-day sale on certificates of deposit at selected branch offices throughout Georgia, North Carolina and South Carolina. The one-day event also was conducted through Wachovia On-Call, the corporation's 24-hour telephone sales and service center. The sale was open only to residents of Wachovia's three home states and attracted funds of over $1 billion with approximately 86 percent representing new money.

- - In April, Wachovia announced it has signed a definitive agreement to sell its $9 billion residential mortgage loan servicing portfolio to GE Capital Mortgage Services, Inc. The transaction is expected to close by May 31 and involves only Wachovia's servicing portfolio. Wachovia will continue to offer a full line of mortgage loan products and services. The decision to sell the portfolio was based on a strategic assessment of the servicing business' future, competitive industry trends and the long-term need for investments in technology.

- - Wachovia began offering in early March a new business banking account designed specifically for small to mid-size companies with annual revenues of $10 million or less. The Wachovia Business Choice Account provides a standard package of the most commonly used business products as well as several optional products and services small businesses can select to fit their individual banking needs.

- - Wachovia has forged strategic alliances with two highly regarded international banking institutions helping to extend services worldwide for Wachovia's corporate customers involved in global trade. An alliance with the Hongkong Shanghai Banking Corporation allows Wachovia to electronically issue import letters of credit to all Hongkong Shanghai Banking Corporation branches in the Pacific Rim except Japan and Australia. In addition, through Bank Mendes Gans of Amsterdam, Wachovia will provide multilateral netting services, giving corporate treasurers a cash management tool for simplifying and organizing the settlement of intercompany payments among international subsidiaries.

- - Wachovia will participate with Visa in a stored-value card pilot program during the 1996 Summer Olympic Games in Atlanta. Integrated circuit cards, also referred to as chip or smart cards, will be used to provide the stored value functionality, which has a predetermined cash value embedded in the microcomputer chip. These cards can be used in place of cash at participating merchants and then discarded once their value is depleted. Wachovia's long-term strategy for smart cards also includes the usage of this technology with proprietary debit and credit cards to include reloadable capability for cards with the stored value feature.

____________________________________________________________________________________________________________________________________
SELECTED PERIOD-END DATA

                                                                                                       March 31           March 31
                                                                                                         1995               1994
                                                                                                       --------           --------
Banking offices:
  North Carolina  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            218               219
  Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            126               128
  South Carolina  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            148               156
                                                                                                           ---               ---
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            492               503
                                                                                                           ===               ===

Automated banking machines:
  North Carolina  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            305               260
  Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            192               180
  South Carolina  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            165               168
                                                                                                           ---               ---
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            662               608
                                                                                                           ===               ===

Employees (full-time equivalent)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,577            15,492
Common stock shareholders of record . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,643            28,239
Common shares outstanding (thousands) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        171,207           171,416

____________________________________________________________________________________________________________________________________
FINANCIAL HIGHLIGHTS

                                                                         Three Months Ended
                                                                               March 31             Percent
                                                                         1995           1994        Change
                                                                       --------       --------      -------
EARNINGS AND DIVIDENDS
(thousands, except per share data)

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $142,156       $124,799        13.9
Cash dividends paid on common stock . . . . . . . . . . . . . . . .      56,458         51,443         9.7
Payout ratio (total cash dividends / net income)  . . . . . . . . .        39.7%          41.2%

Net income per common share:
  Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    .83       $    .72        14.3
  Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . .    $    .82       $    .72        14.3

Cash dividends paid per common share  . . . . . . . . . . . . . . .    $    .33       $    .30        10.0

Average primary shares outstanding  . . . . . . . . . . . . . . . .     172,205        172,739         (.3)
Average fully diluted shares outstanding  . . . . . . . . . . . . .     172,760        173,378         (.4)

Annualized return on average assets . . . . . . . . . . . . . . . .        1.46%          1.40%
Annualized return on average shareholders' equity . . . . . . . . .       17.32          16.65

Including average unrealized gains (losses) on securities
  available-for-sale, net of tax:*
  Annualized return on average assets . . . . . . . . . . . . . . .        1.46           1.40
  Annualized return on average shareholders' equity . . . . . . . .       17.48          16.53

BALANCE SHEET DATA AT PERIOD-END
(millions, except per share data)

Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 40,223       $ 36,350        10.7
Interest-earning assets . . . . . . . . . . . . . . . . . . . . . .      35,814         32,370        10.6
Loans -- net of unearned income . . . . . . . . . . . . . . . . . .      26,728         23,662        13.0
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,110         22,279         3.7
Interest-bearing liabilities  . . . . . . . . . . . . . . . . . . .      30,558         26,853        13.8
Shareholders' equity**  . . . . . . . . . . . . . . . . . . . . . .       3,405          3,094        10.1

Shareholders' equity to total assets  . . . . . . . . . . . . . . .        8.47%          8.51%
Risk-based capital ratios:
  Tier I capital  . . . . . . . . . . . . . . . . . . . . . . . . .        9.35           9.64
  Total capital . . . . . . . . . . . . . . . . . . . . . . . . . .       12.60          13.52

Per share:
  Book value  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  19.89       $  18.05        10.2
  Common stock closing price (NYSE) . . . . . . . . . . . . . . . .       35.50          31.75        11.8

 *Includes unrealized gains (losses) on securities available-for-sale, net of tax, of ($30) million and $22 million for the first quarters of 1995 and 1994, respectively
**Includes unrealized gains (losses) on securities available-for-sale, net of tax, of ($10) million and $4 million for the first quarters of 1995 and 1994, respectively

____________________________________________________________________________________________________________________________________
COMMON STOCK DATA -- PER SHARE

                                               1995                           1994
                                              -------     -------------------------------------------
                                               First      Fourth      Third      Second        First
                                              Quarter     Quarter     Quarter    Quarter      Quarter
                                              -------     -------     -------    -------      -------
Market value:
  Period-end  . . . . . . . . . . . . . .    $ 35 1/2    $ 32 1/4   $ 32 1/4    $ 33 1/8     $ 31 3/4
  High. . . . . . . . . . . . . . . . . .      36 1/2      34 1/2     35 1/4      35 3/8       35 1/8
  Low . . . . . . . . . . . . . . . . . .      32          31 1/2     31 3/8      30 3/4       30 1/8
Book value at period-end  . . . . . . . .       19.89       19.23      18.83       18.40        18.05
Dividend  . . . . . . . . . . . . . . . .         .33         .33        .30         .30          .30
Price/earnings ratio* . . . . . . . . . .        11.0x       10.3x      10.7x       11.3x        11.1x

*Based on most recent twelve months net income per primary share and period-end stock price

                           INTENTIONALLY LEFT BLANK

____________________________________________________________________________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


____________________________________________________________________________________________________________________________________

FINANCIAL SUMMARY                                                                                                            TABLE 1
____________________________________________________________________________________________________________________________________

                                                             Twelve
                                                             Months      1995                        1994
                                                              Ended    -------    -----------------------------------------
                                                            March 31    First     Fourth       Third    Second       First
                                                              1995     Quarter    Quarter     Quarter   Quarter     Quarter
                                                           ----------  -------   --------    --------  --------    --------
SUMMARY OF OPERATIONS
(thousands, except per share data)

Interest income -- taxable equivalent . . . . . . . . .    $2,619,539  $715,414   $677,097    $632,359  $594,669    $558,329
Interest expense  . . . . . . . . . . . . . . . . . . .     1,164,977   342,596    305,564     274,329   242,488     216,007
                                                           ----------  --------   --------    --------  --------    --------

Net interest income -- taxable equivalent . . . . . . .     1,454,562   372,818    371,533     358,030   352,181     342,322
Taxable equivalent adjustment . . . . . . . . . . . . .        99,306    23,622     25,893      24,909    24,882      24,476
                                                           ----------  --------   --------    --------  --------    --------

Net interest income . . . . . . . . . . . . . . . . . .     1,355,256   349,196    345,640     333,121   327,299     317,846
Provision for loan losses . . . . . . . . . . . . . . .        75,792    21,788     19,539      18,123    16,342      17,759
                                                           ----------  --------   --------    --------  --------    --------

Net interest income after provision for loan losses . .     1,279,464   327,408    326,101     314,998   310,957     300,087

Other operating revenue . . . . . . . . . . . . . . . .       616,656   157,093    154,723     151,541   153,299     144,869
Investment securities gains (losses)  . . . . . . . . .         2,619      (129)     2,094         433       221         572
                                                           ----------  --------   --------    --------  --------    --------
Total other income  . . . . . . . . . . . . . . . . . .       619,275   156,964    156,817     151,974   153,520     145,441

Personnel expense . . . . . . . . . . . . . . . . . . .       567,456   144,963    141,566     139,695   141,232     141,014
Other expense . . . . . . . . . . . . . . . . . . . . .       543,939   138,069    140,959     131,598   133,313     129,036
                                                           ----------  --------   --------    --------  --------    --------
Total other expense . . . . . . . . . . . . . . . . . .     1,111,395   283,032    282,525     271,293   274,545     270,050

Income before income taxes  . . . . . . . . . . . . . .       787,344   201,340    200,393     195,679   189,932     175,478
Applicable income taxes*  . . . . . . . . . . . . . . .       230,929    59,184     58,267      57,687    55,791      50,679
                                                           ----------  --------   --------    --------  --------    --------

Net income  . . . . . . . . . . . . . . . . . . . . . .    $  556,415  $142,156   $142,126    $137,992  $134,141    $124,799
                                                           ==========  ========   ========    ========  ========    ========

Net income per common share:
  Primary . . . . . . . . . . . . . . . . . . . . . . .    $     3.24  $    .83   $    .83    $    .80  $    .78    $    .72
  Fully diluted . . . . . . . . . . . . . . . . . . . .    $     3.22  $    .82   $    .82    $    .80  $    .78    $    .72

Cash dividends paid per common share  . . . . . . . . .    $     1.26  $    .33   $    .33    $    .30  $    .30    $    .30

Average primary shares outstanding  . . . . . . . . . .       172,207   172,205    171,973     172,097   172,558     172,739
Average fully diluted shares outstanding  . . . . . . .       172,802   172,760    172,552     172,701   173,197     173,378

SELECTED AVERAGE BALANCES (millions)

Total assets  . . . . . . . . . . . . . . . . . . . . .    $   37,799  $ 38,902   $ 38,146    $ 37,409  $ 36,753    $ 35,778
Loans -- net of unearned income . . . . . . . . . . . .        25,004    26,219     25,290      24,553    23,969      23,010
Investment securities** . . . . . . . . . . . . . . . .         7,664     7,612      7,582       7,695     7,767       7,690
Other interest-earning assets . . . . . . . . . . . . .           832       815        877         809       829       1,083
Total interest-earning assets . . . . . . . . . . . . .        33,500    34,646     33,749      33,057    32,565      31,783
Interest-bearing deposits . . . . . . . . . . . . . . .        17,094    17,354     17,040      17,020    16,964      16,694
Short-term borrowed funds . . . . . . . . . . . . . . .         6,537     7,390      6,619       6,115     6,038       6,148
Long-term debt  . . . . . . . . . . . . . . . . . . . .         4,597     4,674      4,795       4,637     4,281       3,670
Total interest-bearing liabilities  . . . . . . . . . .        28,228    29,418     28,454      27,772    27,283      26,512
Noninterest-bearing deposits  . . . . . . . . . . . . .         5,368     5,302      5,471       5,364     5,333       5,366
Total deposits  . . . . . . . . . . . . . . . . . . . .        22,462    22,656     22,511      22,384    22,297      22,060
Shareholders' equity  . . . . . . . . . . . . . . . . .         3,153     3,253      3,186       3,114     3,063       3,021

RATIOS (averages)

Annualized net loan losses to loans . . . . . . . . . .           .29%      .30%       .31%        .29%      .26%        .30%
Annualized net yield on interest-earning assets . . . .          4.34      4.36       4.37        4.30      4.34        4.37
Shareholders' equity to:
  Total assets  . . . . . . . . . . . . . . . . . . . .          8.34      8.36       8.35        8.32      8.33        8.44
  Net loans . . . . . . . . . . . . . . . . . . . . . .         12.82     12.60      12.80       12.89     13.00       13.36
Annualized return on assets . . . . . . . . . . . . . .          1.47      1.46       1.49        1.48      1.46        1.40
Annualized return on shareholders' equity . . . . . . .         17.64     17.48      17.84       17.73     17.52       16.53

 *Income taxes applicable to securities transactions were $1,035, ($67), $840, $173, $89 and $226, respectively
**Reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale of ($33) for the twelve months ended March 31, 1995, ($49) for the first quarter of 1995, ($44) for the fourth quarter of 1994, ($28) for the third quarter of 1994, ($14) for the second quarter of 1994 and $37 for the first quarter of 1994
____________________________________________________________________________________________________________________________________

RESULTS OF OPERATIONS

OVERVIEW
                 Wachovia Corporation ("Wachovia") is a southeastern interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. Principal banking subsidiaries are Wachovia Bank of Georgia, N.A., Wachovia Bank of North Carolina, N.A., and Wachovia Bank of South Carolina, N.A. The First National Bank of Atlanta provides credit card services for Wachovia's affiliated banks.
                 The economy slowed somewhat during the first quarter of 1995, impeded by the lagging impact of successive interest rate increases throughout 1994. Despite the slower-paced environment, business conditions generally remained favorable. Seasonally adjusted unemployment rates in Wachovia's three primary operating states of Georgia, North Carolina and South Carolina averaged 4.4 percent, 4.1 percent and 5.1 percent, respectively, for the period versus 5.5 percent nationwide.
                 Wachovia's net income for the first quarter of 1995 totaled $142.156 million or $.82 per fully diluted share compared with $124.799 million or $.72 per fully diluted share in the same period of 1994. Annualized returns were 17.5 percent on shareholders' equity and
         1.46 percent on assets versus 16.5 percent and 1.40 percent, respectively, a year earlier. The equity and assets used in computing returns include unrealized gains or losses, net of tax, on securities available-for-sale.
                 Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative and tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

         ___________________________________________________________________________________________________________________________

         COMPONENTS OF EARNINGS PER PRIMARY SHARE                                                                            TABLE 2
         ___________________________________________________________________________________________________________________________

                                                                        1995       1994
                                                                        First      First
                                                                       Quarter    Quarter       Change
                                                                       -------    -------       ------
         Interest income -- taxable equivalent  . . . . . . . . . .     $4.15      $3.23         $.92
         Interest expense . . . . . . . . . . . . . . . . . . . . .      1.99       1.25          .74
                                                                        -----      -----         ----
         Net interest income -- taxable equivalent  . . . . . . . .      2.16       1.98          .18
         Taxable equivalent adjustment  . . . . . . . . . . . . . .       .13        .14         (.01)
                                                                        -----      -----         ----
         Net interest income  . . . . . . . . . . . . . . . . . . .      2.03       1.84          .19
         Provision for loan losses  . . . . . . . . . . . . . . . .       .13        .10          .03
                                                                        -----      -----         ----
         Net interest income after provision
           for loan losses  . . . . . . . . . . . . . . . . . . . .      1.90       1.74          .16

         Other operating revenue  . . . . . . . . . . . . . . . . .       .91        .84          .07
         Investment securities gains (losses) . . . . . . . . . . .        --         --           --
                                                                        -----      -----         ----
         Total other income . . . . . . . . . . . . . . . . . . . .       .91        .84          .07

         Personnel expense  . . . . . . . . . . . . . . . . . . . .       .84        .82          .02
         Other expense  . . . . . . . . . . . . . . . . . . . . . .       .80        .75          .05
                                                                        -----      -----         ----
         Total other expense  . . . . . . . . . . . . . . . . . . .      1.64       1.57          .07

         Income before income taxes . . . . . . . . . . . . . . . .      1.17       1.01          .16
         Applicable income taxes  . . . . . . . . . . . . . . . . .       .34        .29          .05
                                                                        -----      -----         ----
         Net income . . . . . . . . . . . . . . . . . . . . . . . .     $ .83      $ .72         $.11
                                                                        =====      =====         ====
         ___________________________________________________________________________________________________________________________

         ___________________________________________________________________________________________________________________________

         COMPUTATION OF EARNINGS PER COMMON SHARE                                                                            TABLE 3
         (thousands, except per share)
         ___________________________________________________________________________________________________________________________

                                                                              Three Months   Three Months
                                                                                 Ended           Ended
                                                                                March 31       March 31
                                                                                  1995            1994
                                                                              ------------    -----------
         PRIMARY

         Average common shares outstanding  . . . . . . . . . . . . . . . .      171,071        171,448
         Dilutive common stock options -- based on treasury
           stock method using average market price  . . . . . . . . . . . .        1,059          1,222
         Dilutive common stock awards -- based on treasury
           stock method using average market price  . . . . . . . . . . . .           75             69
                                                                                --------       --------
         Average primary shares outstanding . . . . . . . . . . . . . . . .      172,205        172,739
                                                                                ========       ========
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $142,156       $124,799
                                                                                ========       ========

         Net income per common share -- primary . . . . . . . . . . . . . .     $    .83       $    .72

         FULLY DILUTED

         Average common shares outstanding  . . . . . . . . . . . . . . . .      171,071        171,448
         Dilutive common stock options -- based on treasury
           stock method using higher of period-end
           market price or average market price . . . . . . . . . . . . . .        1,139          1,222
         Dilutive common stock awards -- based on treasury
           stock method using higher of period-end
           market price or average market price . . . . . . . . . . . . . .           83             69
         Convertible notes assumed converted  . . . . . . . . . . . . . . .          467            639
                                                                                --------       --------
         Average fully diluted shares outstanding . . . . . . . . . . . . .      172,760        173,378
                                                                                ========       ========

         Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $142,156       $124,799
         Add interest on convertible notes after taxes  . . . . . . . . . .           96            133
                                                                                --------       --------
         Adjusted net income  . . . . . . . . . . . . . . . . . . . . . . .     $142,252       $124,932
                                                                                ========       ========

         Net income per common share -- fully diluted . . . . . . . . . . .     $    .82       $    .72
         ___________________________________________________________________________________________________________________________

NET INTEREST INCOME

                 Taxable equivalent net interest income for the first quarter of 1995 rose $30.496 million or 8.9 percent in comparison with the same period a year earlier and was up $1.285 million or less than 1 percent from the final three months of 1994 with two fewer accrual days being recorded in the first quarter. Gains reflected good loan growth moderated by loan and deposit pricing pressures as the average rate paid from both periods increased more than the average rate earned. The net yield on interest-earning assets (net interest income as a percentage of average interest-earning assets) decreased 1 basis point both year over year and from the fourth quarter of 1994. The corporation anticipates pricing pressures both on loans and deposits to continue throughout the remainder of the year, adversely affecting the interest rate margin.
                 Taxable equivalent interest income increased $157.085 million or 28.1 percent from the same period in 1994. Average interest-earning assets expanded $2.863 billion or 9 percent, while the average rate earned rose 125 basis points. Compared with the preceding three months, average interest-earning assets in the first quarter of 1995 were higher by $897 million or 2.7 percent, with the average rate earned increasing 41 basis points.
                 Loan growth continued to remain strong, accounting for substantially all the increase in interest-earning assets. Average loans expanded $3.209 billion or 13.9 percent year over year and $929 million or 3.7 percent from the previous quarter.
                 Commercial loans, including related real estate categories, were up $2.349 billion or 18.6 percent from the same three months a year earlier. Gains were led by regular commercial loans, which rose $2.022 billion or 30.3 percent, and by commercial mortgages, which increased $301 million or 9.2 percent. Foreign loans, construction loans and lease financing also were higher, while tax-exempt loans declined. Based on regulatory definitions, commercial real estate totaled $4.135 billion or 15.5 percent of the corporation's loan portfolio at

____________________________________________________________________________________________________________________________________

NET INTEREST INCOME AND AVERAGE BALANCES                                                                                     TABLE 4
____________________________________________________________________________________________________________________________________


                                                         Twelve
                                                         Months        1995                            1994
                                                          Ended       --------     ----------------------------------------------
                                                        March 31       First        Fourth      Third        Second        First
                                                          1995         Quarter      Quarter     Quarter      Quarter      Quarter
                                                       ----------     --------     --------    --------     --------     --------
NET INTEREST INCOME -- TAXABLE
  EQUIVALENT (thousands)
Interest income:
  Loans . . . . . . . . . . . . . . . . . . . . . . .  $2,062,571     $571,334     $537,181    $495,361     $458,695     $422,388
  Investment securities . . . . . . . . . . . . . . .     508,749      130,210      126,304     125,922      126,313      125,663
  Interest-bearing bank balances  . . . . . . . . . .         538          101          110         142          185          160
  Federal funds sold and securities
    purchased under resale agreements . . . . . . . .       5,773        1,202        1,382       1,347        1,842        3,111
  Trading account assets  . . . . . . . . . . . . . .      41,908       12,567       12,120       9,587        7,634        7,007
                                                       ----------     --------     --------    --------     --------     --------
      Total . . . . . . . . . . . . . . . . . . . . .   2,619,539      715,414      677,097     632,359      594,669      558,329

Interest expense:
  Interest-bearing demand . . . . . . . . . . . . . .      56,220       14,367       14,443      13,954       13,456       13,235
  Savings and money market savings  . . . . . . . . .     180,755       50,578       47,438      44,811       37,928       34,284
  Savings certificates  . . . . . . . . . . . . . . .     248,465       74,870       63,416      57,023       53,156       53,465
  Large denomination certificates . . . . . . . . . .      75,259       20,011       18,288      18,453       18,507       15,057
  Time deposits in foreign offices  . . . . . . . . .      26,545        7,507        7,898       7,042        4,098        3,280
  Short-term borrowed funds . . . . . . . . . . . . .     329,336      108,389       88,115      71,495       61,337       51,625
  Long-term debt  . . . . . . . . . . . . . . . . . .     248,397       66,874       65,966      61,551       54,006       45,061
                                                       ----------     --------     --------    --------     --------     --------
      Total . . . . . . . . . . . . . . . . . . . . .   1,164,977      342,596      305,564     274,329      242,488      216,007
                                                       ----------     --------     --------    --------     --------     --------
Net interest income . . . . . . . . . . . . . . . . .  $1,454,562     $372,818     $371,533    $358,030     $352,181     $342,322
                                                       ==========     ========     ========    ========     ========     ========
Annualized net yield on
  interest-earning assets . . . . . . . . . . . . . .        4.34%        4.36%        4.37%       4.30%        4.34%        4.37%

AVERAGE BALANCES (millions)
Assets:
  Loans -- net of unearned income . . . . . . . . . .  $   25,004     $ 26,219     $ 25,290    $ 24,553     $ 23,969     $ 23,010
  Investment securities . . . . . . . . . . . . . . .       7,664        7,612        7,582       7,695        7,767        7,690
  Interest-bearing bank balances  . . . . . . . . . .          10            6            7          11           18           17
  Federal funds sold and securities
    purchased under resale agreements . . . . . . . .         118           77          100         115          182          394
  Trading account assets  . . . . . . . . . . . . . .         704          732          770         683          629          672
                                                       ----------     --------     --------    --------     --------     --------
      Total interest-earning assets . . . . . . . . .      33,500       34,646       33,749      33,057       32,565       31,783

  Cash and due from banks . . . . . . . . . . . . . .       2,435        2,502        2,544       2,350        2,346        2,387
  Premises and equipment  . . . . . . . . . . . . . .         529          546          536         523          510          502
  Other assets  . . . . . . . . . . . . . . . . . . .       1,774        1,662        1,767       1,912        1,754        1,476
  Unrealized gains (losses) on securities
    available-for-sale  . . . . . . . . . . . . . . .         (33)         (49)         (44)        (28)         (14)          37
  Allowance for loan losses . . . . . . . . . . . . .        (406)        (405)        (406)       (405)        (408)        (407)
                                                       ----------     --------     --------    --------     --------     --------
      Total assets  . . . . . . . . . . . . . . . . .  $   37,799     $ 38,902     $ 38,146    $ 37,409     $ 36,753     $ 35,778
                                                       ==========     ========     ========    ========     ========     ========
Liabilities and shareholders' equity:
  Interest-bearing demand . . . . . . . . . . . . . .  $    3,360     $  3,288     $  3,364    $  3,367     $  3,420     $  3,385
  Savings and money market savings  . . . . . . . . .       6,119        6,060        6,114       6,197        6,103        6,074
  Savings certificates  . . . . . . . . . . . . . . .       5,474        5,917        5,457       5,247        5,283        5,355
  Large denomination certificates . . . . . . . . . .       1,583        1,502        1,493       1,599        1,736        1,463
  Time deposits in foreign offices  . . . . . . . . .         558          587          612         610          422          417
  Short-term borrowed funds . . . . . . . . . . . . .       6,537        7,390        6,619       6,115        6,038        6,148
  Long-term debt  . . . . . . . . . . . . . . . . . .       4,597        4,674        4,795       4,637        4,281        3,670
                                                       ----------     --------     --------    --------     --------     --------
      Total interest-bearing liabilities  . . . . . .      28,228       29,418       28,454      27,772       27,283       26,512

Demand deposits in domestic offices . . . . . . . . .       5,306        5,275        5,424       5,277        5,245        5,302
Demand deposits in foreign offices  . . . . . . . . .           5            6            6           5            5            5
Noninterest-bearing time deposits in
  domestic offices  . . . . . . . . . . . . . . . . .          57           21           41          82           83           59
Other liabilities . . . . . . . . . . . . . . . . . .       1,050          929        1,035       1,159        1,074          879
Shareholders' equity  . . . . . . . . . . . . . . . .       3,153        3,253        3,186       3,114        3,063        3,021
                                                       ----------     --------     --------    --------     --------     --------
      Total liabilities and shareholders' equity  . .  $   37,799     $ 38,902     $ 38,146    $ 37,409     $ 36,753     $ 35,778
                                                       ==========     ========     ========    ========     ========     ========
Total deposits  . . . . . . . . . . . . . . . . . . .  $   22,462     $ 22,656     $ 22,511    $ 22,384     $ 22,297     $ 22,060
____________________________________________________________________________________________________________________________________

         March 31, 1995, and consisted of $3.621 billion in commercial mortgages and $514 million in construction loans. Comparable amounts at first quarter-close 1994 were $3.800 billion in commercial real estate, representing 16.1 percent of total loans with $3.323 billion in commercial mortgages and $477 million in construction loans. At year-end 1994, commercial mortgages were $3.484 billion and construction loans were $553 million, representing a combined 15.6 percent of total loans.
                 Retail loans, including residential mortgages, increased $860 million or 8.3 percent from the 1994 first quarter, led by credit cards, which rose $792 million or 25.1 percent. Compared with the fourth quarter of 1994, credit card loans in the first three months of 1995 were higher by $141 million or 3.7 percent. In February, Wachovia added to its popular prime-based Visa and MasterCard pricing options with the introduction of Prime For Life(SM) and the accompanying Prime Rebate Plan(SM). The new option offers an interest rate always maintained at prime and is designed for consumers who regularly carry a balance of $1,000 or more. At March 31, 1995, managed credit card outstandings totaled $4.081 billion, including $125 million of net securitized loans, versus $3.298 billion a year earlier and $4.094 billion at year-end 1994.
                 Residential mortgages, direct retail loans and other revolving credit also increased for the period. Indirect retail loans, primarily consisting of automobile sales financing, were lower by $71 million or
         2.9 percent reflecting softer demand due, in part, to the impact of higher interest rates.
                 Investment securities decreased modestly year over year and were up slightly from the fourth quarter of 1994 with holdings being reduced primarily in available-for-sale mortgage backed securities. At March 31, 1995, securities held-to-maturity totaled $4.525 billion and securities available-for-sale were $3.760 billion as detailed in the following.

         $ in thousands
         Securities available-for-sale at market value:
           U.S. Government and agency . . . . . . . . . . . . . . . . . . .   $2,613,853
           Mortgage backed securities . . . . . . . . . . . . . . . . . . .      902,527
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      243,521
                                                                              ----------

             Total securities available-for-sale  . . . . . . . . . . . . .    3,759,901

         Securities held-to-maturity:
           U.S. Government and agency . . . . . . . . . . . . . . . . . . .    2,491,882
           Mortgage backed securities . . . . . . . . . . . . . . . . . . .    1,525,430
           State and municipal  . . . . . . . . . . . . . . . . . . . . . .      492,843
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,532
                                                                              ----------

             Total securities held-to-maturity  . . . . . . . . . . . . . .    4,524,687
                                                                              ----------

             Total investment securities  . . . . . . . . . . . . . . . . .   $8,284,588
                                                                              ==========

                 The market value of securities held-to-maturity was $4.559 billion at March 31, 1995, representing a $34 million appreciation over book value. Securities available-for-sale marked to fair market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115), had an unrealized loss of $16.613 million, pretax, and $10.111 million, net of tax, at March 31, 1995. For the first quarter of 1995, average securities available-for-sale had an unrealized loss of $48.771 million, pretax, and $29.681 million, net of tax.
                 Interest expense was higher by $126.589 million or 58.6 percent year over year. Average interest-bearing liabilities increased $2.906 billion or 11 percent, while the average rate paid rose 142 basis points. Interest expense was up a more moderate $37.032 million or 12.1 percent from the last three months of 1994, with average interest-bearing liabilities increasing $964 million or 3.4 percent and the average rate paid higher by 46 basis points.
                 Interest-bearing time deposits in the first quarter of 1995 grew $660 million or 4 percent from the same period a year earlier and were higher by $314 million or 1.8 percent from the preceding quarter. Savings

____________________________________________________________________________________________________________________________________

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- FIRST QUARTER*                                                          TABLE 5
____________________________________________________________________________________________________________________________________

                                                                                                             Variance
Average Volume    Average Rate                                             Interest                      Attributable to
- ---------------   ------------                                       -------------------                ------------------
 1995    1994     1995   1994                                         1995       1994      Variance       Rate     Volume
- ------  -------   -----  -----                                       --------   --------   --------     -------   --------
    (Millions)                                                                            (Thousands)
                                 INTEREST INCOME
                                 Loans:
$ 8,692 $ 6,670    7.56   5.04     Commercial  . . . . . . . . .    $162,083    $ 82,962    $ 79,121   $ 49,230    $29,891
  1,769   1,982    9.65   8.55     Tax-exempt  . . . . . . . . .      42,077      41,783         294      5,048     (4,754)
- ------- -------                                                     --------    --------    --------
 10,461   8,652    7.91   5.85         Total commercial  . . . .     204,160     124,745      79,415     49,908     29,507
    733     714    8.90   8.09     Direct retail . . . . . . . .      16,075      14,258       1,817      1,440        377
  2,353   2,424    7.98   7.75     Indirect retail . . . . . . .      46,307      46,326         (19)     1,356     (1,375)
  3,953   3,161   12.29  10.89     Credit card . . . . . . . . .     119,797      84,865      34,932     11,834     23,098
    340     331   12.53  11.17     Other revolving credit  . . .      10,526       9,117       1,409      1,140        269
- ------- -------                                                     --------    --------    --------
  7,379   6,630   10.59   9.46         Total retail  . . . . . .     192,705     154,566      38,139     19,634     18,505
    532     501    9.66   8.03     Construction  . . . . . . . .      12,671       9,913       2,758      2,107        651
  3,552   3,251    8.63   7.17     Commercial mortgages  . . . .      75,588      57,515      18,073     12,420      5,653
  3,851   3,740    8.18   7.77     Residential mortgages . . . .      77,654      71,660       5,994      3,831      2,163
- ------- -------                                                     --------    --------    --------
  7,935   7,492    8.48   7.53         Total real estate . . . .     165,913     139,088      26,825     18,277      8,548
    191     159    7.95   8.16     Lease financing . . . . . . .       3,741       3,205         536        (85)       621
    253      77    7.72   4.11     Foreign . . . . . . . . . . .       4,815         784       4,031      1,125      2,906
- ------- -------                                                     --------    --------    --------
 26,219  23,010    8.84   7.44         Total loans . . . . . . .     571,334     422,388     148,946     85,341     63,605
                                 Investment securities:
                                   Held-to-maturity:
  2,493   2,208    6.89   6.70       U.S. Government and agency.      42,337      36,488       5,849      1,027      4,822
                                     Mortgage backed
  1,250   1,159    8.02   7.58         securities  . . . . . . .      24,724      21,662       3,062      1,315      1,747
    506     631   12.20  12.64       State and municipal . . . .      15,208      19,663      (4,455)      (662)    (3,793)
     14      14    6.04   6.09       Other . . . . . . . . . . .         215         210           5         (2)         7
- ------- -------                                                     --------    --------    --------
                                       Total securities
  4,263   4,012    7.85   7.89           held-to-maturity  . . .      82,484      78,023       4,461       (394)     4,855
                                   Available-for-sale:**
  2,321   2,358    5.98   5.66       U.S. Government and agency.      34,219      32,890       1,329      1,850       (521)
                                     Mortgage backed
    786   1,015    4.97   4.67         securities  . . . . . . .       9,622      11,694      (2,072)       695     (2,767)
    242     305    6.52   4.07       Other . . . . . . . . . . .       3,885       3,056         829      1,559       (730)
- ------- -------                                                     --------    --------    --------
                                       Total securities
  3,349   3,678    5.78   5.25           available-for-sale  . .      47,726      47,640          86      4,548     (4,462)
- ------- -------                                                     --------    --------    --------
                                       Total investment
  7,612   7,690    6.94   6.63           securities  . . . . . .     130,210     125,663       4,547      5,835     (1,288)
                                 Interest-bearing bank
      6      17    7.16   3.82     balances  . . . . . . . . . .         101         160         (59)        87       (146)
                                 Federal funds sold and
                                   securities purchased
     77     394    6.32   3.20     under resale agreements . . .       1,202       3,111      (1,909)     1,694     (3,603)
    732     672    6.96   4.23   Trading account assets  . . . .      12,567       7,007       5,560      4,878        682
- ------- -------                                                     --------    --------    --------
                                       Total interest-earning
$34,646 $31,783    8.37   7.12           assets  . . . . . . . .     715,414     558,329     157,085    103,800     53,285
======= =======
                                 INTEREST EXPENSE
$ 3,288 $ 3,385    1.77   1.59   Interest-bearing demand . . . .      14,367      13,235       1,132      1,522       (390)
                                 Savings and money market
  6,060   6,074    3.38   2.29     savings . . . . . . . . . . .      50,578      34,284      16,294     16,376        (82)
  5,917   5,355    5.13   4.05   Savings certificates  . . . . .      74,870      53,465      21,405     15,370      6,035
                                 Large denomination
  1,502   1,463    5.40   4.17     certificates  . . . . . . . .      20,011      15,057       4,954      4,533        421
- ------- -------                                                     --------    --------    --------
                                       Total time deposits
 16,767  16,277    3.87   2.89           in domestic offices . .     159,826     116,041      43,785     40,195      3,590
                                 Time deposits in foreign
    587     417    5.19   3.19     offices . . . . . . . . . . .       7,507       3,280       4,227      2,562      1,665
- ------- -------                                                     --------    --------    --------
 17,354  16,694    3.91   2.90         Total time deposits . . .     167,333     119,321      48,012     43,129      4,883
                                 Federal funds purchased and
                                   securities sold under
  5,457   4,857    5.96   3.46     repurchase agreements . . . .      80,156      41,461      38,695     33,037      5,658
    419     604    5.51   3.20   Commercial paper  . . . . . . .       5,694       4,758         936      2,710     (1,774)
                                 Other short-term borrowed
  1,514     687    6.04   3.19     funds . . . . . . . . . . . .      22,539       5,406      17,133      7,283      9,850
- ------- -------                                                     --------    --------    --------
                                       Total short-term
  7,390   6,148    5.95   3.41           borrowed funds  . . . .     108,389      51,625      56,764     44,679     12,085
  3,838   2,880    5.56   4.53   Bank notes  . . . . . . . . . .      52,590      32,165      20,425      8,289     12,136
    836     790    6.92   6.62   Other long-term debt  . . . . .      14,284      12,896       1,388        603        785
- ------- -------                                                     --------    --------    --------
  4,674   3,670    5.80   4.98         Total long-term debt  . .      66,874      45,061      21,813      8,210     13,603
- ------- -------                                                     --------    --------    --------
                                       Total interest-bearing
$29,418 $26,512    4.72   3.30           liabilities . . . . . .     342,596     216,007     126,589    100,845     25,744
======= =======   -----  -----                                      --------    --------    --------
                   3.65   3.82   Interest rate spread
                  =====  =====
                                 Net yield on interest-earning
                                   assets and net interest
                   4.36   4.37     income  . . . . . . . . . . .    $372,818    $342,322    $ 30,496       (311)    30,807
                  =====  =====                                      ========    ========    ========
____________________________________________________________________________________________________________________________________

 *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
**Volume amounts are reported at amortized cost; excludes pretax unrealized gains (losses) of ($49) million and $37 million in 1995 and 1994, respectively certificates accounted for the majority of the increase from both periods, rising $562 million or 10.5 percent and $460 million or 8.4 percent, respectively. In March, Wachovia held a one-day sale on certificates of deposit offered to residents of Georgia, North
         Carolina and South Carolina. The one-day sale attracted deposits of over $1 billion which will be used to help fund additional loan growth. Large denomination certificates and foreign interest-bearing time deposits also were higher from the same period a year earlier, while interest-bearing demand and savings and money market savings were modestly lower.
                 Short-term borrowings expanded $1.242 billion or 20.2 percent from the first quarter of 1994 and were up $771 million or 11.6 percent from the preceding three months. Increases from the year-earlier quarter occurred in federal funds purchased and securities sold under repurchase agreements as well as in other short-term borrowings. Funding from commercial paper declined. Other short-term borrowings include short-term bank notes which were issued beginning in the fourth quarter of 1994. The notes have maturities ranging from 30 days to one year and are part of Wachovia Bank of North Carolina's ongoing bank note program, consisting of both short- and medium-term notes. At March 31, 1995, short-term bank notes outstanding were $1.187 billion with an average cost of 6.19 percent and an average maturity of 2.8 months versus $456 million in outstandings with an average cost of 6.13 percent and an average maturity of 4.15 months at year-end 1994.
                 Long-term debt was higher by $1.004 billion or 27.4 percent year over year but lower by $121 million or 2.5 percent from the fourth quarter of 1994. The change from both periods occurred primarily in medium-term bank notes. At March 31, 1995, medium-term bank notes outstanding totaled $3.809 billion with an average cost of
         5.47 percent and an average maturity of 1.59 years. This compared with $3.263 billion in notes outstanding with an average cost of 4.47 percent and an average maturity of 2 years at first quarter-close 1994 and with $3.953 billion, 5.31 percent and 1.73 years, respectively, at December 31, 1994.
                 Gross deposits for the first quarter of 1995 averaged $22.656 billion, higher by $596 million or 2.7 percent from $22.060 billion in the same period of 1994. Collected deposits, net of float, averaged $20.948 billion, up $466 million or 2.3 percent from $20.482 billion a year earlier.

ASSET AND LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY
                 The corporation uses a number of tools to measure interest rate risk, including monitoring the difference or gap between rate sensitive assets and liabilities over various time periods, monitoring the change in present value of the asset and liability portfolios under various rate scenarios and simulating net interest income under the same rate scenarios. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates.
                 The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 2 percentage points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of March 31, 1995, the model indicated the impact of a 2 percentage point gradual rise in rates over 12 months would approximate a .75 percent increase in net interest income, while a 2 percentage point decline in rates over the same period would approximate a 2 percent decrease from an unchanged rate environment.
                 In addition to on-balance sheet instruments such as investment securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.
                 Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At March 31, 1995, the corporation had $916 million notional amount of derivatives outstanding for asset and liability management purposes. Interest rate swaps were $901 million or 98 percent of the total notional amount. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing all transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.
                 The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $8 million at March 31, 1995. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $21 million on the same date. Details of the net fair value loss of $13 million and additional asset and liability derivative information are included in the accompanying tables.

                               Estimated Fair Value of Asset and Liability Management Derivatives by Purpose
                               -----------------------------------------------------------------------------
                                                                               March 31, 1995                    March 31, 1994
                                                                    -------------------------------------  -------------------------
                                                                     Notional   Fair Value    Fair Value   Notional   Net Fair Value
           $ in millions                                              Value        Gains      (Losses)      Value     Gains (Losses)
                                                                     --------   ----------   ----------    --------   --------------
           Convert floating rate liabilities to fixed:
             Swaps-pay fixed/receive floating . . . . . . . . . . .    $181          $3            $(3)     $  370          ($10)
             Caps purchased-pay fixed/receive floating  . . . . . .      15          --             --          15            --

           Convert fixed rate assets to floating:
             Swaps-pay fixed/receive floating . . . . . . . . . . .      17          --             --          --            --
             Forward starting swaps-pay fixed/receive floating  . .      58          --             (1)         --            --

           Convert fixed rate liabilities to floating:
             Swaps-receive fixed/pay floating . . . . . . . . . . .     100          --            (13)        100           (10)

           Convert floating rate assets to fixed:
             Swaps-receive fixed/pay floating . . . . . . . . . . .     120          --             (2)        337            (9)
             Index amortizing swaps-receive fixed/pay floating  . .     425           5             (2)        100            (2)

           Hedge spread between prime and fed funds:
             Interest rate caps . . . . . . . . . . . . . . . . . .      --          --             --         400             1
                                                                       ----         ---           ----      ------          ----
                 Total derivatives  . . . . . . . . . . . . . . . .    $916          $8           ($21)     $1,322          ($30)
                                                                       ====         ===           ====      ======          ====

        Maturity Schedule of Asset and Liability Management Derivatives
        ---------------------------------------------------------------
                                 March 31, 1995

                                                       Within                                             Over             Average
                                                         One     Two       Three      Four      Five      Five               Life
                                                        Year    Years      Years     Years      Years    Years     Total   (Years)
                                                        ----    -----      -----     -----      -----    -----     -----   -------
           $ in millions

           Interest rate swaps:
             Pay fixed/receive floating:
               Notional amount  . . . . . . . . . . .  $  73    $   54    $   12    $    16    $   19   $    24     $ 198    2.46
               Weighted average rates received  . . .   6.29%     6.63%     7.00%      6.80%     6.93%     6.31%     6.53%
               Weighted average rates paid  . . . . .   8.33      8.57      6.00       6.87      6.71      7.53      7.89

             Receive fixed/pay floating:
               Notional amount  . . . . . . . . . . .  $  58    $   59    $    1    $     2        --   $   100     $ 220    6.90
               Weighted average rates received  . . .   5.32%     5.45%     9.79%     10.69%       --      6.31%     5.86%
               Weighted average rates paid  . . . . .   6.58      6.60      9.00       9.00        --      6.69      6.66

           Index amoritzing swaps:*
             Notional amount  . . . . . . . . . . . .  $   8    $   26    $  122    $    81    $   69   $   119     $ 425    3.88
             Weighted average rates received  . . . .   5.93%     7.10%     6.34%      8.27%     7.77%     8.08%     7.46%
             Weighted average rates paid  . . . . . .   6.25      6.25      6.27       6.32      6.29      6.35      6.31

           Total interest rate swaps:
             Notional amount  . . . . . . . . . . . .  $ 139    $  139    $  135    $    99    $   88   $   243     $ 843    4.33
             Weighted average rates received  . . . .   5.87%     6.22%     6.41%      8.08%     7.59%     7.17%     6.83%
             Weighted average rates paid  . . . . . .   7.48      7.31      6.26       6.46      6.38      6.61      6.77

           Forward starting interest rate swaps:
             Notional amount  . . . . . . . . . . . .     --        --        --         --        --   $    58     $  58    9.02
             Weighted average rates received  . . . .     --        --        --         --        --      8.03%     8.03%

           Interest rate caps (notional amount)** . .  $  15        --        --         --        --        --     $  15     .63

              Total derivatives (notional amount) . .  $ 154    $  139    $  135    $    99    $   88   $   301     $ 916    4.57

            *Maturity is based upon expected average lives rather than contractual lives.
           **Average rates are not meaningful.

                Asset and liability transactions are accounted for following hedge accounting rules. Accordingly, gains and losses related to the fair value of derivative contracts used for asset and liability management purposes are not immediately recognized in earnings. If the hedged or altered balance sheet amounts were marked to market, the resulting unrealized balance sheet gains or losses could be expected to offset unrealized derivatives gains and losses.

NONPERFORMING ASSETS

                Nonperforming assets were $92.723 million or .35 percent of loans and foreclosed property at March 31, 1995. The total was down $33.544 million or 26.6 percent from a year earlier and lower by $7.794 million or 7.8 percent from year-end 1994. The decreases primarily were due to improvement in borrowers' credit positions, resulting in paydowns and the return of cash-basis assets to accrual status, as well as to sales of foreclosed property.

                Real estate nonperforming assets, the largest portion of total nonperforming assets, were $64.120 million or .80 percent of real estate loans and foreclosed real estate at March 31, 1995 versus $95.077 million or 1.28 percent a year earlier and $68.353 million or .87 percent at December 31, 1994. The totals included nonperforming real estate loans of $46.755 million at March 31, 1995, $71.918 million one year earlier and $49.479 million at year-end 1994.

                Commercial real estate nonperforming assets were $40.030 million or .97 percent of related loans and foreclosed property compared with $72.374 million or 1.90 percent at first quarter-close 1994 and $43.399 million or 1.07 percent at December 31, 1994. Commercial real estate nonperforming loans included in these amounts were $33.018 million at March 31, 1995, $58.354 million a year earlier and $35.885 million at the end of the 1994 fourth quarter.

____________________________________________________________________________________________________________________________________

NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                                                                        TABLE 6
(thousands)
____________________________________________________________________________________________________________________________________

                                                             March 31      Dec. 31   Sept. 30      June 30   March 31
                                                               1995         1994        1994        1994       1994
                                                             --------     --------   --------    --------   --------
NONPERFORMING ASSETS
Cash-basis assets -- domestic borrowers . . . . . . . . .     $71,848*    $ 78,712   $ 89,184    $100,696   $100,126
Restructured loans -- domestic  . . . . . . . . . . . . .          --**         --         --          --         --
                                                              -------     --------   --------    --------   --------
      Total nonperforming loans . . . . . . . . . . . . .      71,848       78,712     89,184     100,696    100,126

Foreclosed property:
  Foreclosed real estate  . . . . . . . . . . . . . . . .      20,669       22,900     22,309      26,347     30,136
  Less valuation allowance  . . . . . . . . . . . . . . .       3,304        4,026      5,025       5,778      6,977
  Other foreclosed assets . . . . . . . . . . . . . . . .       3,510        2,931      3,043       3,264      2,982
                                                              -------     --------   --------    --------   --------
      Total foreclosed property . . . . . . . . . . . . .      20,875       21,805     20,327      23,833     26,141
                                                              -------     --------   --------    --------   --------
      Total nonperforming assets  . . . . . . . . . . . .     $92,723***  $100,517   $109,511    $124,529   $126,267
                                                              =======     ========   ========    ========   ========

Nonperforming loans to period-end loans . . . . . . . . .         .27%         .30%       .36%        .41%       .42%
Nonperforming assets to period-end loans and
  foreclosed property . . . . . . . . . . . . . . . . . .         .35          .39        .44         .51        .53

Period-end allowance for loan losses times
  nonperforming loans . . . . . . . . . . . . . . . . . .        5.69x        5.16x      4.55x       4.03x      4.05x
Period-end allowance for loan losses times
  nonperforming assets  . . . . . . . . . . . . . . . . .        4.41         4.04       3.71        3.26       3.21

CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)

Domestic borrowers  . . . . . . . . . . . . . . . . . . .     $48,998     $ 37,010   $ 43,708    $ 50,321   $ 42,744
                                                              =======     ========   ========    ========   ========

  *Includes $6,910 of loans which have been defined as impaired per Statement of Financial Accounting Standards No. 114,
   "Accounting by Creditors for Impairment of a Loan" (FASB 114)
 **Excludes $10,261 of loans which have been renegotiated at market rates and have been reclassified to performing status
***Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $29,945;
   includes $6,395 of nonperforming assets on which interest and principal are paid current
____________________________________________________________________________________________________________________________________

PROVISION AND ALLOWANCE FOR LOAN LOSSES
                 The provision for loan losses was $21.788 million for the first quarter of 1995, exceeding net charge-offs by $2.368 million and higher by $4.029 million or 22.7 percent from $17.759 million in the same period a year earlier. Compared with the fourth quarter of 1994, the provision was up $2.249 million or 11.5 percent.
                 The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Several factors are considered in this assessment, including growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions. At March 31, 1995, the allowance for loan losses was $408.500 million, representing 1.53 percent of period-end loans and 569 percent coverage of nonperforming loans. Comparable amounts were $405.474 million, 1.71 percent and 405 percent, respectively, a year earlier and $406.132 million, 1.57 percent and 516 percent, respectively, at fourth quarter-close 1994.
                 Net loan losses for the first three months of 1995 totaled $19.420 million or .30 percent annualized of average loans. This compared with $17.083 million or .30 percent in the same period a year earlier. The increase primarily reflected lower recoveries, with gross charge-offs modestly higher from the same three months of 1994. Net loan losses were up slightly from the fourth quarter of 1994 due to reduced recoveries as gross charge-offs declined by $1.075 million or
         3.9 percent.
                 Excluding credit cards, net charge-offs were $1.192 million or .02 percent of average loans. This was lower by $2.734 million or 69.6 percent from a year earlier and down $1.464 million or 55.1 percent from the fourth quarter of 1994. Credit card net charge-offs totaled $18.228 million or 1.84 percent annualized of average credit card loans. This compares with $13.157 million or 1.67 percent in the same three months of 1994 and $16.756 million or 1.76 percent for the 1994 fourth quarter. Commercial loans had net recoveries of $377 thousand compared with net loan losses of $3.123 million a year earlier.

____________________________________________________________________________________________________________________________________

ALLOWANCE FOR LOAN LOSSES (thousands)                                                                                        TABLE 7
____________________________________________________________________________________________________________________________________

                                                           1995                          1994
                                                         --------    -------------------------------------------
                                                           First      Fourth       Third      Second      First
                                                          Quarter     Quarter     Quarter     Quarter    Quarter
                                                         --------    --------    --------    --------    -------
SUMMARY OF TRANSACTIONS

Balance at beginning of period  . . . . . . . . . .      $406,132    $406,005    $405,942    $405,474   $404,798
Provision for loan losses . . . . . . . . . . . . .        21,788      19,539      18,123      16,342     17,759
Deduct net loan losses:
  Loans charged off:
    Commercial  . . . . . . . . . . . . . . . . . .           318       1,793       3,063       2,947      5,080
    Credit card . . . . . . . . . . . . . . . . . .        21,431      19,682      17,310      16,808     15,928
    Other revolving credit  . . . . . . . . . . . .           805       1,000         908         902        905
    Other retail  . . . . . . . . . . . . . . . . .         3,412       3,216       2,504       2,605      3,084
    Real estate . . . . . . . . . . . . . . . . . .           391       1,785         749       1,352        819
    Lease financing . . . . . . . . . . . . . . . .           101          57          28          80         61
    Foreign . . . . . . . . . . . . . . . . . . . .            --          --          --          --         --
                                                         --------    --------    --------    --------   --------
      Total . . . . . . . . . . . . . . . . . . . .        26,458      27,533      24,562      24,694     25,877

  Recoveries:
    Commercial  . . . . . . . . . . . . . . . . . .           695       1,382         915       1,423      1,957
    Credit card . . . . . . . . . . . . . . . . . .         3,203       2,926       2,837       2,760      2,771
    Other revolving credit  . . . . . . . . . . . .           322         224         285         303        247
    Other retail  . . . . . . . . . . . . . . . . .         1,019         927       1,159         749      1,121
    Real estate . . . . . . . . . . . . . . . . . .         1,761       2,624       1,273       3,506      2,612
    Lease financing . . . . . . . . . . . . . . . .            30          31          25          70         78
    Foreign . . . . . . . . . . . . . . . . . . . .             8           7           8           9          8
                                                         --------    --------    --------    --------   --------
      Total . . . . . . . . . . . . . . . . . . . .         7,038       8,121       6,502       8,820      8,794
                                                         --------    --------    --------    --------   --------
  Net loan losses . . . . . . . . . . . . . . . . .        19,420      19,412      18,060      15,874     17,083
                                                         --------    --------    --------    --------   --------
Balance at end of period  . . . . . . . . . . . . .      $408,500*   $406,132    $406,005    $405,942   $405,474
                                                         ========    ========    ========    ========   ========

NET LOAN LOSSES (RECOVERIES) BY CATEGORY

Commercial  . . . . . . . . . . . . . . . . . . . .      $   (377)   $    411    $  2,148    $  1,524   $  3,123
Credit card . . . . . . . . . . . . . . . . . . . .        18,228      16,756      14,473      14,048     13,157
Other revolving credit  . . . . . . . . . . . . . .           483         776         623         599        658
Other retail  . . . . . . . . . . . . . . . . . . .         2,393       2,289       1,345       1,856      1,963
Real estate . . . . . . . . . . . . . . . . . . . .        (1,370)       (839)       (524)     (2,154)    (1,793)
Lease financing . . . . . . . . . . . . . . . . . .            71          26           3          10        (17)
Foreign . . . . . . . . . . . . . . . . . . . . . .            (8)         (7)         (8)         (9)        (8)
                                                         --------    --------    --------    --------   --------
      Total . . . . . . . . . . . . . . . . . . . .      $ 19,420    $ 19,412    $ 18,060    $ 15,874   $ 17,083
                                                         ========    ========    ========    ========   ========

Net loan losses -- excluding credit cards . . . . .      $  1,192    $  2,656    $  3,587    $  1,826   $  3,926

ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY

Commercial  . . . . . . . . . . . . . . . . . . . .          (.01%)       .02%        .09%        .07%       .14%
Credit card . . . . . . . . . . . . . . . . . . . .          1.84        1.76        1.57        1.63       1.67
Other revolving credit  . . . . . . . . . . . . . .           .57         .92         .74         .72        .80
Other retail  . . . . . . . . . . . . . . . . . . .           .31         .29         .17         .23        .25
Real estate . . . . . . . . . . . . . . . . . . . .          (.07)       (.04)       (.03)       (.12)      (.10)
Lease financing . . . . . . . . . . . . . . . . . .           .15         .06         .01         .02       (.04)
Foreign . . . . . . . . . . . . . . . . . . . . . .          (.01)       (.01)       (.04)       (.04)      (.04)
Total loans . . . . . . . . . . . . . . . . . . . .           .30         .31         .29         .26        .30

Total loans -- excluding credit cards . . . . . . .           .02         .05         .07         .04        .08

Period-end allowance to outstanding loans . . . . .          1.53        1.57        1.63        1.67       1.71

*Includes $2,070 which is the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by
 Creditors for Impairment of a Loan"
____________________________________________________________________________________________________________________________________

NONINTEREST INCOME
                 Total other operating revenue was up $12.224 million or 8.4 percent from the first quarter of 1994. Higher levels of credit card income and deposit account service charges, stronger trading account profits and increases in other service charges and fees primarily accounted for the change. Total other operating revenue grew modestly from the fourth quarter of 1994.
                 Credit card income rose $3.610 million or 14.2 percent year over year, reflecting good gains in cardholder interchange income and higher levels of both membership fees and net merchant discount fees. Cardholder purchase volume totaled $789 million for the first quarter of 1995 versus $663 million in the same period a year earlier.
                 Service charges on deposit accounts were up $731 thousand or
         1.5 percent. Increased overdraft fees and charges for nonsufficient funds primarily accounted for the rise. Commercial account analysis fees largely remained unchanged for the period with increased service levels being compensated by higher credit given for corporate deposit balances due to rising interest rates.
                 A strong market in municipal and government securities helped improve trading account profits. For the first three months of 1995, trading account profits totaled $3.067 million compared with $1.507 million a year earlier, an increase of $1.560 million or 103.5 percent.
                 Trust service fees were down $800 thousand or 2.5 percent. The decrease was due to lower personal financial service fees, reflecting reduced fixed income asset valuations. Corporate trust fees, which include corporate stock transfer and bond trustee as well as employee benefits and charitable funds, were approximately flat for the period.
                 Mortgage fee income rose $421 thousand or 5.2 percent. The increase reflected, in part, higher levels of servicing fees as well as reduced mortgage pool fees and narrowed losses on loan sales. Partially offsetting the increase was lower origination fees. In the first quarter of 1995, loan originations totaled $206.886 million compared with $462.656 million a year earlier. In April, the corporation signed an agreement to sell its $9 billion mortgage servicing portfolio to GE Capital Mortgage Services, Inc. The decision to sell the portfolio was based on a strategic assessment of the servicing business' future, competitive industry trends and the long-term need for investments in technology.
                 Insurance premiums and commissions were up $627 thousand or
         23.3 percent, while bankers' acceptance and letter of credit fees were lower by $728 thousand or 11.6 percent.

                 Other service charges and fees grew $5.190 million or 38.1 percent. This category consists of several of the corporation's alternative fee sources including mutual fund fees, brokerage commissions, debit card interchange fees and net ATM fees.
                 Other income increased $1.613 million or 21.3 percent to $9.177 million for the first quarter of 1995. At March 31, 1995, Wachovia's customer portfolio of interest rate and currency derivatives (excluding foreign exchange forwards and options) had a notional amount of $3.952 billion and a fair value of $2.909 million versus $2.223 billion and $2.787 million, respectively, one year earlier.
                 Including gains and losses on investment securities, total noninterest income was higher by $11.523 million or 7.9 percent. Investment securities sales had a net loss of $129 thousand for the first three months of 1995 compared with a net gain of $572 thousand in the same period a year earlier.

____________________________________________________________________________________________________________________________________

NONINTEREST INCOME (thousands)                                                                                              TABLE 8
____________________________________________________________________________________________________________________________________

                                                                       1995                               1994
                                                                     ---------     -------------------------------------------------
                                                                       First        Fourth         Third       Second        First
                                                                      Quarter       Quarter       Quarter      Quarter      Quarter
                                                                     ---------     ---------     ---------    ---------    ---------
Service charges on deposit accounts .............................    $  48,881     $  48,413     $  48,940    $  50,646    $  48,150
Fees for trust services .........................................       30,881        31,285        32,151       32,983       31,681
Credit card income -- net of interchange payments ...............       28,944        30,200        28,271       28,120       25,334
Mortgage fee income .............................................        8,454         8,886         8,590        7,715        8,033
Trading account profits (losses) -- excluding interest ..........        3,067          (582)        1,576          598        1,507
Insurance premiums and commissions ..............................        3,313         3,189         2,425        3,379        2,686
Bankers' acceptance and letter of credit fees ...................        5,559         5,365         5,827        5,689        6,287
Other service charges and fees ..................................       18,817        15,530        14,571       13,156       13,627
Other income ....................................................        9,177        12,437         9,190       11,013        7,564
                                                                     ---------     ---------     ---------    ---------    ---------
      Total other operating revenue .............................      157,093       154,723       151,541      153,299      144,869
Investment securities gains (losses) ............................         (129)        2,094           433          221          572
                                                                     ---------     ---------     ---------    ---------    ---------
      Total .....................................................    $ 156,964     $ 156,817     $ 151,974    $ 153,520    $ 145,441
                                                                     =========     =========     =========    =========    =========
____________________________________________________________________________________________________________________________________

NONINTEREST EXPENSE
                 Total noninterest expense increased $12.982 million or 4.8 percent year over year, reflecting continued good expense management. The corporation's overhead ratio measuring noninterest expense as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) decreased to 53.4 percent from 55.4 percent in the same period of 1994. Compared with the preceding quarter, non-interest expense for the first three months of 1995 was higher by $507 thousand or less than 1 percent.
                 Total personnel expense rose $3.949 million or 2.8 percent. Salaries expense was up $2.974 million or 2.6 percent, primarily reflecting higher base salaries. Increased moving expenses, associated with consolidations, also contributed to the rise. Employee benefits expense was up $975 thousand or 3.8 percent, primarily due to lower-than-trend-line medical benefit plan costs in 1994.
                 Net occupancy and equipment expense increased $2.513 million or 5.5 percent. Higher building maintenance, renovation, operating lease and depreciation helped push net occupancy expense up $762 thousand or 3.9 percent. Equipment expense rose $1.751 million or 6.6 percent, primarily due to increased depreciation and equipment installation costs related to new technology projects.
                 Remaining combined categories of noninterest expense were higher by $6.520 million or 7.8 percent of which $3.286 million was due to lower year-over-year gains on sales of foreclosed property. Foreclosed property expense had a net gain of $155 thousand versus a net gain of $3.441 million in the same three months of 1994. Outside data processing expense increased $1.412 million or 16.6 percent. Fees for professional services rose $1.739 million or 44 percent, reflecting expenses associated with the strategic assessment and other related projects.

____________________________________________________________________________________________________________________________________

NONINTEREST EXPENSE (thousands)                                                                                             TABLE 9
____________________________________________________________________________________________________________________________________

                                                          1995                                    1994
                                                        ---------       --------------------------------------------------------
                                                          First          Fourth          Third          Second           First
                                                         Quarter         Quarter        Quarter         Quarter         Quarter
                                                        ---------       ---------      ---------       ---------       ---------
Salaries ............................................   $ 118,185       $ 117,904      $ 116,793       $ 114,882       $ 115,211
Employee benefits ...................................      26,778          23,662         22,902          26,350          25,803
                                                        ---------       ---------      ---------       ---------       ---------
      Total personnel expense .......................     144,963         141,566        139,695         141,232         141,014
Net occupancy expense ...............................      20,190          21,261         20,026          20,196          19,428
Equipment expense ...................................      28,263          27,197         26,789          26,010          26,512
Postage and delivery ................................       9,592           8,650          8,645           8,816           9,052
Outside data processing, programming and software ...       9,897          10,773          7,834           8,119           8,485
Stationery and supplies .............................       6,208           6,182          6,578           5,836           5,962
Advertising and sales promotion .....................       9,412           6,949          8,019           9,316           9,783
Professional services ...............................       5,691           6,539          4,617           5,385           3,952
Travel and business promotion .......................       4,059           4,650          3,757           4,343           3,504
FDIC insurance and regulatory examinations ..........      13,339          13,188         13,294          13,589          13,380
Check clearing and other bank services ..............       2,150           2,204          2,475           1,920           2,295
Amortization of intangible assets ...................       4,071           4,430          4,524           4,602           5,137
Foreclosed property expense .........................        (155)              9           (452)           (404)         (3,441)
Other expense .......................................      25,352          28,927         25,492          25,585          24,987
                                                        ---------       ---------      ---------       ---------       ---------
      Total .........................................   $ 283,032       $ 282,525      $ 271,293       $ 274,545       $ 270,050
                                                        =========       =========      =========       =========       =========
Overhead ratio ......................................       53.41%          53.69%         53.24%          54.31%          55.43%
____________________________________________________________________________________________________________________________________

INCOME TAXES
                 Applicable income taxes were higher by $8.505 million or 16.8 percent, largely reflecting growth in the corporation's income level. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal debt securities and industrial revenue obligations. Also, within certain limitations, one-half of the interest income on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well, and results in substantial interest savings for local governments and their constituents.

         ___________________________________________________________________________________________________________________________

         INCOME TAXES (thousands)                                                                                           TABLE 10
         ___________________________________________________________________________________________________________________________

                                                                                              Three Months              Three Months
                                                                                                 Ended                     Ended
                                                                                                March 31                  March 31
                                                                                                  1995                      1994
                                                                                              ------------              ------------
         Income before income taxes ...................................................        $ 201,340                 $ 175,478
                                                                                               =========                 =========

         Federal income taxes at statutory rate .......................................           70,469                    61,417
         State and local income taxes -- net of
           federal benefit ............................................................              398                     1,221
         Effect of tax-exempt securities
           interest and other income ..................................................          (10,849)                  (11,967)
         Other items ..................................................................             (834)                        8
                                                                                               ---------                 ---------
               Total tax expense ......................................................        $  59,184                 $  50,679
                                                                                               =========                 =========

         Currently payable:
           Federal ....................................................................        $  62,517                 $  43,259
           Foreign ....................................................................               67                        34
           State and local ............................................................            1,935                     2,413
                                                                                               ---------                 ---------
               Total ..................................................................           64,519                    45,706

         Deferred:
           Federal ....................................................................           (4,012)                    5,508
           State and local ............................................................           (1,323)                     (535)
                                                                                               ---------                 ---------
               Total ..................................................................           (5,335)                    4,973
                                                                                               ---------                 ---------
               Total tax expense ......................................................        $  59,184                 $  50,679
                                                                                               =========                 =========
         ___________________________________________________________________________________________________________________________

FINANCIAL CONDITION AND CAPITAL RATIOS
                 Assets at March 31, 1995 totaled $40.223 billion, including $35.814 billion of interest-earning assets and $26.728 billion of loans. Comparable amounts one year earlier were $36.350 billion, $32.370 billion and $23.662 billion, respectively. At year-end 1994, assets were $39.188 billion, including $34.712 billion of interest-earning assets and $25.891 billion of loans.
                 Deposits constitute the primary source of funding for the corporation. At March 31, 1995, deposits were $23.110 billion, including $17.956 billion of time deposits, representing 77.7 percent of the total. Deposits were $22.279 billion, including time deposits of $16.914 billion or 75.9 percent of the total a year earlier and were $23.069 billion, including $17.406 billion or 75.5 percent of the total at December 31, 1994.
                 Shareholders' equity at the end of the 1995 first quarter was $3.405 billion, higher by $311 million or 10.1 percent from $3.094 billion a year earlier and up $118 million or 3.6 percent from fourth quarter-close 1994. The total at March 31, 1995 included $10.111 million, net of tax, of unrealized losses on securities available-for-sale marked to fair market value under FASB 115.
                 The corporation was authorized by the board of directors on July 22, 1994 to repurchase up to 5 million shares of its common stock. The authorization replaced an earlier action in 1993 to repurchase the same number of shares. Repurchased shares will be used for various corporate purposes, including share issuance for the corporation's employee stock plans and dividend reinvestment plan. In the first quarter of 1995, the corporation repurchased 58,600 shares at an average price of $32.925 per share for a total cost of $1.929 million. At March 31, 1995, a total of 4,265,900 shares remained available for possible repurchase.
                 Intangible assets at March 31, 1995 were $74.614 million, consisting of $31.903 million in mortgage servicing rights, $30.589 million in goodwill, $8.163 million in deposit base intangibles and $3.959 million in other intangible assets, primarily purchased credit card intangibles. Intangible assets a year earlier were $88.423 million, with $40.493 million in mortgage servicing rights, $32.095 million in goodwill, $10.127 million in deposit base intangibles and $5.708 million in other intangible assets. At year-end 1994, intangible assets totaled $78.408 million.
                 Regulatory agencies divide capital into Tier I (consisting of shareholders' equity less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under FASB 115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.
                 Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards.
                 At March 31, 1995, Wachovia's Tier I to risk-adjusted assets ratio was 9.35 percent with total capital 12.60 percent of risk-adjusted assets. The corporation's Tier I leverage ratio was 8.70 percent.

____________________________________________________________________________________________________________________________________

CAPITAL COMPONENTS AND RATIOS (thousands)                                                                                  TABLE 11
____________________________________________________________________________________________________________________________________

                                                1995                                         1994
                                            ------------      ------------------------------------------------------------------
                                                First            Fourth             Third            Second             First
                                               Quarter           Quarter           Quarter           Quarter           Quarter
                                            ------------      ------------      ------------      ------------      ------------
Tier I capital:
  Common shareholders' equity ...........   $  3,404,983      $  3,286,507      $  3,214,881      $  3,149,144      $  3,093,593
  Less ineligible intangible assets .....         30,589            30,961            31,334            32,349            32,095
  Unrealized (gains) losses on securities
   available-for-sale -- net of tax .....         10,111            37,635            21,510            15,140            (3,825)
                                            ------------      ------------      ------------      ------------      ------------
      Total Tier I capital ..............      3,384,505         3,293,181         3,205,057         3,131,935         3,057,673

Tier II capital:
  Allowable allowance for loan losses ...        408,500           406,132           406,005           405,942           396,449
  Allowable long-term debt ..............        770,680           830,782           832,881           833,253           833,125
                                            ------------      ------------      ------------      ------------      ------------
      Tier II capital additions .........      1,179,180         1,236,914         1,238,886         1,239,195         1,229,574
                                            ------------      ------------      ------------      ------------      ------------
      Total capital .....................   $  4,563,685      $  4,530,095      $  4,443,943      $  4,371,130      $  4,287,247
                                            ============      ============      ============      ============      ============

Risk-adjusted assets ....................   $ 36,207,967      $ 35,573,896      $ 34,100,248      $ 32,746,004      $ 31,706,868

Quarterly average assets ................   $ 38,901,940      $ 38,146,370      $ 37,676,339      $ 37,174,827      $ 35,778,460

Risk-based capital ratios:
  Tier I capital ........................           9.35%             9.26%             9.40%             9.56%             9.64%
  Total capital .........................          12.60             12.73             13.03             13.35             13.52

Tier I leverage ratio* ..................           8.70              8.63              8.51              8.43              8.56

Shareholders' equity to total assets ....           8.47              8.39              8.43              8.50              8.51

*Ratio excludes the average unrealized gains
 (losses) on securities available-for-sale,
 net of tax, of ($29,681) for 1995 and ($26,581),
 ($16,885), ($8,535) and $22,399, respectively,
 for 1994
____________________________________________________________________________________________________________________________________

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                   March 31          December 31           March 31
$ in thousands                                                                       1995               1994                 1994
                                                                                 -----------         -----------         -----------
ASSETS
Cash and due from banks ................................................         $ 2,419,234         $ 2,670,115         $ 2,220,126
Interest-bearing bank balances .........................................               6,364               6,763              24,169
Federal funds sold and securities
  purchased under resale agreements ....................................              24,341             201,606             284,447
Trading account assets .................................................             770,457             889,958             577,362
Securities available-for-sale ..........................................           3,759,901           3,538,247           3,921,285
Securities held-to-maturity (market value of $4,558,931,
  $4,114,644 and $4,033,333, respectively) .............................           4,524,687           4,184,610           3,900,312
Loans and net leases ...................................................          26,735,997          25,898,774          23,670,041
Less unearned income on loans ..........................................               7,863               7,970               7,652
                                                                                 -----------         -----------         -----------
      Total loans ......................................................          26,728,134          25,890,804          23,662,389
Less allowance for loan losses .........................................             408,500             406,132             405,474
                                                                                 -----------         -----------         -----------
      Net loans ........................................................          26,319,634          25,484,672          23,256,915
Premises and equipment .................................................             556,428             543,548             507,770
Due from customers on acceptances ......................................             646,265             416,591             609,149
Other assets ...........................................................           1,196,040           1,251,848           1,048,413
                                                                                 -----------         -----------         -----------
      Total assets .....................................................         $40,223,351         $39,187,958         $36,349,948
                                                                                 ===========         ===========         ===========

LIABILITIES
Deposits in domestic offices:
  Demand ...............................................................         $ 5,147,945         $ 5,657,579         $ 5,358,943
  Interest-bearing demand ..............................................           3,259,075           3,524,857           3,453,505
  Savings and money market savings .....................................           6,192,203           6,065,966           6,295,721
  Savings certificates .................................................           6,500,958           5,464,532           5,037,319
  Large denomination certificates ......................................           1,545,074           1,416,318           1,465,016
  Noninterest-bearing time .............................................              19,895              24,121              72,164
                                                                                 -----------         -----------         -----------
      Total deposits in domestic offices ...............................          22,665,150          22,153,373          21,682,668
Deposits in foreign offices:
  Demand ...............................................................               5,737               5,540               6,417
  Time .................................................................             438,704             910,345             590,166
                                                                                 -----------         -----------         -----------
      Total deposits in foreign offices ................................             444,441             915,885             596,583
                                                                                 -----------         -----------         -----------
      Total deposits ...................................................          23,109,591          23,069,258          22,279,251
Federal funds purchased and securities
  sold under repurchase agreements .....................................           6,098,915           5,898,398           4,901,139
Commercial paper .......................................................             404,791             406,706             499,426
Other short-term borrowed funds ........................................           1,472,795           1,007,340             508,570
Long-term debt:
  Bank notes ...........................................................           3,809,124           3,953,318           3,262,912
  Other long-term debt .................................................             836,526             837,146             839,669
                                                                                 -----------         -----------         -----------
      Total long-term debt .............................................           4,645,650           4,790,464           4,102,581
Acceptances outstanding ................................................             646,265             416,591             609,149
Other liabilities ......................................................             440,361             312,694             356,239
                                                                                 -----------         -----------         -----------
      Total liabilities ................................................          36,818,368          35,901,451          33,256,355

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
  Authorized 50,000,000 shares; none outstanding .......................                  --                  --                  --
Common stock, par value $5 per share:
  Issued 171,207,470, 170,933,749 and
    171,416,491, respectively ..........................................             856,037             854,669             857,082
Capital surplus ........................................................             748,955             741,946             759,389
Retained earnings ......................................................           1,799,991           1,689,892           1,477,122
                                                                                 -----------         -----------         -----------
      Total shareholders' equity .......................................           3,404,983           3,286,507           3,093,593
                                                                                 -----------         -----------         -----------
      Total liabilities and shareholders' equity .......................         $40,223,351         $39,187,958         $36,349,948
                                                                                 ===========         ===========         ===========

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                         Three Months Ended
                                                                                                              March 31
$ in thousands, except per share                                                                  1995                        1994
                                                                                               ---------                   ---------
INTEREST INCOME
Loans .......................................................................                  $ 559,774                   $ 410,452
Securities available-for-sale:
  Other investments .........................................................                     44,602                      44,812
Securities held-to-maturity:
  State and municipal .......................................................                     10,206                      13,024
  Other investments .........................................................                     64,238                      55,776
Interest-bearing bank balances ..............................................                        101                         160
Federal funds sold and securities
  purchased under resale agreements .........................................                      1,202                       3,111
Trading account assets ......................................................                     11,669                       6,518
                                                                                               ---------                   ---------
      Total interest income .................................................                    691,792                     533,853

INTEREST EXPENSE
Deposits:
  Domestic offices ..........................................................                    159,826                     116,041
  Foreign offices ...........................................................                      7,507                       3,280
                                                                                               ---------                   ---------
      Total interest on deposits ............................................                    167,333                     119,321
Short-term borrowed funds ...................................................                    108,389                      51,625
Long-term debt ..............................................................                     66,874                      45,061
                                                                                               ---------                   ---------
      Total interest expense ................................................                    342,596                     216,007

NET INTEREST INCOME .........................................................                    349,196                     317,846
Provision for loan losses ...................................................                     21,788                      17,759
                                                                                               ---------                   ---------

Net interest income after
  provision for loan losses .................................................                    327,408                     300,087

OTHER INCOME
Service charges on deposit accounts .........................................                     48,881                      48,150
Fees for trust services .....................................................                     30,881                      31,681
Credit card income ..........................................................                     28,944                      25,334
Mortgage fee income .........................................................                      8,454                       8,033
Trading account profits .....................................................                      3,067                       1,507
Other operating income ......................................................                     36,866                      30,164
                                                                                               ---------                   ---------
      Total other operating revenue .........................................                    157,093                     144,869
Investment securities gains (losses) ........................................                       (129)                        572
                                                                                               ---------                   ---------
      Total other income ....................................................                    156,964                     145,441

OTHER EXPENSE
Salaries ....................................................................                    118,185                     115,211
Employee benefits ...........................................................                     26,778                      25,803
                                                                                               ---------                   ---------
      Total personnel expense ...............................................                    144,963                     141,014
Net occupancy expense .......................................................                     20,190                      19,428
Equipment expense ...........................................................                     28,263                      26,512
Other operating expense .....................................................                     89,616                      83,096
                                                                                               ---------                   ---------
      Total other expense ...................................................                    283,032                     270,050

Income before income taxes ..................................................                    201,340                     175,478
Applicable income taxes .....................................................                     59,184                      50,679
                                                                                               ---------                   ---------

NET INCOME ..................................................................                  $ 142,156                   $ 124,799
                                                                                               =========                   =========
Net income per common share:
  Primary ...................................................................                  $     .83                   $     .72
  Fully diluted .............................................................                  $     .82                   $     .72
Average shares outstanding:
  Primary ...................................................................                    172,205                     172,739
  Fully diluted .............................................................                    172,760                     173,378

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Common Stock
                                                             -------------------------------           Capital           Retained
$ in thousands, except per share                                Shares             Amount              Surplus           Earnings
                                                             -----------        ------------        ------------       ------------
PERIOD ENDED MARCH 31, 1994
Balance at beginning of year ........................        171,375,772        $    856,879        $    761,573       $  1,399,495
Net income ..........................................                                                                       124,799
Cash dividends declared on common
  stock -- $.30 a share .............................                                                                       (51,443)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...........            374,715               1,873               7,622
  Dividend reinvestment plan ........................             88,357                 442               2,368
  Conversion of debentures ..........................             21,254                 106                 300
Common stock acquired ...............................           (443,607)             (2,218)            (12,473)
Unrealized gains on securities
  available-for-sale, net of tax ....................                                                                         3,825
Miscellaneous .......................................                                                         (1)               446
                                                             -----------        ------------        ------------       ------------

Balance at end of period ............................        171,416,491        $    857,082        $    759,389       $  1,477,122
                                                             ===========        ============        ============       ============

PERIOD ENDED MARCH 31, 1995
Balance at beginning of year ........................        170,933,749        $    854,669        $    741,946       $  1,689,892
Net income ..........................................                                                                       142,156
Cash dividends declared on common
  stock -- $.33 a share .............................                                                                       (56,458)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...........            253,308               1,266               6,844
  Dividend reinvestment plan ........................             95,767                 479               2,792
  Conversion of debentures ..........................             33,177                 166                 470
Common stock acquired ...............................           (108,531)               (543)             (3,063)
Unrealized gains on securities
  available-for-sale, net of tax ....................                                                                        27,524
Miscellaneous .......................................                                                        (34)            (3,123)
                                                             -----------        ------------        ------------       ------------

Balance at end of period ............................        171,207,470        $    856,037        $    748,955       $  1,799,991
                                                             ===========        ============        ============       ============

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Three Months Ended
                                                                                                                 March 31
$ in thousands                                                                                           1995               1994
                                                                                                      -----------       -----------
OPERATING ACTIVITIES
Net income .....................................................................................      $   142,156       $   124,799
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses ....................................................................           21,788            17,759
  Depreciation and amortization ................................................................           26,090            28,899
  Deferred income taxes (benefit) ..............................................................           (5,335)            4,973
  Investment securities (gains) losses .........................................................              129              (572)
  Gain on sale of noninterest-earning assets ...................................................             (802)           (3,111)
  Increase in accrued income taxes .............................................................           63,777            40,504
  Decrease in accrued interest receivable ......................................................            2,775            24,293
  Increase in accrued interest payable .........................................................           56,141            26,940
  Net change in other accrued and deferred income and expense ..................................           (2,044)          (47,128)
  Net trading account activities ...............................................................          119,501           211,417
  Net loans held for resale ....................................................................           (1,193)           72,035
                                                                                                      -----------       -----------
      Net cash provided by operating activities ................................................          422,983           500,808

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing bank balances ......................................              399           (11,691)
Net decrease in federal funds sold and securities
  purchased under resale agreements ............................................................          177,265           406,659
Purchases of securities available-for-sale .....................................................         (630,963)         (512,416)
Purchases of securities held-to-maturity .......................................................         (438,963)           (2,004)
Sales of securities available-for-sale .........................................................          274,577            23,648
Calls, maturities and prepayments of securities available-for-sale .............................          178,172           303,596
Calls, maturities and prepayments of securities held-to-maturity ...............................           98,009           245,248
Net increase in loans made to customers ........................................................         (857,470)         (777,875)
Capital expenditures ...........................................................................          (33,445)          (24,718)
Proceeds from sales of premises and equipment ..................................................            2,513             2,205
Net decrease in other assets ...................................................................            7,139            39,140
                                                                                                      -----------       -----------
      Net cash used by investing activities ....................................................       (1,222,767)         (308,208)

FINANCING ACTIVITIES
Net decrease in demand, savings and money market accounts ......................................         (653,208)         (712,713)
Net increase (decrease) in certificates of deposit .............................................          693,541          (360,434)
Net increase in federal funds purchased and securities sold under repurchase agreements ........          200,517           159,856
Net decrease in commercial paper ...............................................................           (1,915)          (89,752)
Net increase (decrease) in other short-term borrowings .........................................          465,455          (582,553)
Proceeds from issuance of bank notes ...........................................................          100,000         1,042,193
Maturities of bank notes .......................................................................         (244,892)         (150,000)
Proceeds from issuance of other long-term debt .................................................               --           247,800
Payments on other long-term debt ...............................................................             (112)              (85)
Common stock issued ............................................................................            6,162            11,702
Dividend payments ..............................................................................          (56,458)          (51,443)
Common stock repurchased .......................................................................           (2,188)          (14,147)
Net increase (decrease) in other liabilities ...................................................           42,001            (2,426)
                                                                                                      -----------       -----------
      Net cash provided (used) by financing activities .........................................          548,903          (502,002)

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................................         (250,881)         (309,402)
Cash and cash equivalents at beginning of year .................................................        2,670,115         2,529,528
                                                                                                      -----------       -----------
Cash and cash equivalents at end of period .....................................................      $ 2,419,234       $ 2,220,126
                                                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURES
Unrealized appreciation in securities available-for-sale:
  Increase in securities available-for-sale ....................................................      $    45,235       $     6,291
  Increase (decrease) in deferred taxes ........................................................          (17,711)            3,825
  Increase in shareholders' equity .............................................................           27,524             2,466

________________________________________________________________________________
ANNUAL SHAREHOLDERS' MEETING  FRIDAY, APRIL 28, 1995


                          REMARKS BY L. M. BAKER, JR.
                            CHIEF EXECUTIVE OFFICER

Welcome to the Annual Shareholders' Meeting of Wachovia Corporation. It is a pleasure to be in Charleston. This beautiful and historic city has played a pivotal role in South Carolina's development and progress. Wachovia is proud to be associated with its continuing success and to have a strong banking presence here.

Details of Wachovia's financial performance for 1994 and for the first quarter of 1995 were mailed earlier to shareholders. This morning Bob McCoy will highlight briefly the recent financial performance. Then, I will comment on the challenging environment facing the financial services business and update you on steps the corporation is taking to position itself for the future.

These excellent results, shown in the accompanying slides, were not easily achieved. We are operating in a highly complex and competitive business environment. Each month of 1994 seemed to present a new challenge which often tended to restrain rather than enhance our performance. I am very pleased with the effort given by loyal Wachovians who worked hard and performed admirably in face of uncertainty and change.

Although the 1995 first quarter performance was strong, the remainder of the year is likely to continue testing financial service businesses. While we are optimistic about Wachovia's prospects, the economy, which is now entering its fifth year of expansion, probably will slow from the brisk pace of 1994.

Competitive pressures on loan and deposit pricing should temper the net interest income we have experienced as a result of increased commercial and consumer borrowings. The rate


________________________________________________________________________________
WACHOVIA CORPORATION SELECTED FINANCIAL INFORMATION
THREE MONTHS ENDED MARCH 31

($ millions, except per share)
                                                                             %
                                                1995           1994       CHANGE
                                              -------        -------      ------
Assets                                        $40,223        $36,350       10.7
Market Capitalization
  (April 13)                                    6,142          5,700        7.8
Loans                                          26,728         23,662       13.0
Net Interest Income (FTE)                         373            342        8.9
Provision                                          22             18       22.7
Other Operating Revenue                           157            145        8.4
Other Expense                                     283            270        4.8
Net Income                                        142            125       13.9
EPS Fully Diluted                                 .82            .72       14.3
________________________________________________________________________________


________________________________________________________________________________
WACHOVIA CORPORATION SELECTED FINANCIAL INFORMATION
THREE MONTHS ENDED MARCH 31

                                                                      FIVE-YEAR
                                                                       AVERAGE
                                             1995          1994       1994-1990
                                             ----          ----       ---------
Return on Assets                             1.46%         1.40%         1.23%
Return on Common Equity                      17.5          16.5          15.2
Common Equity/Assets
  (average)                                  8.36          8.44          8.02
Nonperforming Assets/Loans
  + Foreclosed Property                       .35           .53           .99
Net Loan Losses/Loans                         .30           .30           .51
Net Loan Losses/Loans
  Excluding Credit Cards                      .02           .08           .27
Loan Loss Reserve/
  Nonperforming Loans                         569           405           278
________________________________________________________________________________


________________________________________________________________________________
WACHOVIA CORPORATION SELECTED FINANCIAL INFORMATION
YEAR ENDED DECEMBER 31, 1994

                                                             25 LARGEST U.S. BANKS
                                                           ------------------------
                                                                           WACHOVIA
($ millions)                              WACHOVIA          MEDIAN           RANK
                                          --------         -------         --------
Assets                                    $39,188          $59,316            23
Net Income*                                   539              700            18
Return on Assets                             1.46%            1.21%            3
Return on Common
  Equity                                    17.41            16.10             8
Common Equity to
  Assets                                     8.39             6.47             3
Nonperforming Assets/
  Loans + Foreclosed
  Property                                    .39             1.03             1
Loan Loss Reserve/
  Nonperforming Loans                         516              267             5
Overhead Ratio                              54.15            61.88             1

* Applicable to common shareholders
________________________________________________________________________________


________________________________________________________________________________
WACHOVIA CORPORATION SELECTED FINANCIAL INFORMATION
COMPOUND ANNUAL GROWTH RATES

                                         5 YEARS        1 YEAR        1ST QTR
                                        1994-1990        1994           1995
                                        ---------       ------        -------
Net Income Per Share (FD)                  10.2%         10.9%          14.3%
Dividends Per Share                        12.0          10.8           10.0
Total Return*
  Wachovia                                 13.5          (.05)          11.2
  S&P 500                                   8.7           1.3            9.7
  KBW 50 Index                              7.7          (5.1)          13.4

* Dividends reinvested quarterly
________________________________________________________________________________
of loan growth itself is likely to moderate. In this economy, the credit cycle has not been repealed. Wachovia's credit card net charge-offs, while still well below the industry average, have been rising during recent quarters. I believe the industry will begin experiencing a higher level of loan losses reflecting a combination of weaker credit standards and a slower-growing economy.

Looking ahead to the end of this decade, the financial services industry will navigate through an unprecedented period of dramatic change. Wachovia must embrace this change and make it work to our advantage in order to remain among the ranks of leading companies whose performance warrants and should receive superior market valuation.

The extraordinary performance of years past is comforting, but it will not carry Wachovia into the future. The early years of this decade ushered in profound shifts in the economy, customer expectations, and requirements for leadership and high performance. Population shifts and technology are two especially significant areas affecting us now.

The population of America is continuing to age. Over the next fifteen years, the number of people in this country under age fifty will remain about the same, while the total population over age fifty will double. This will tend to increase the proportion of savers and investors to spenders and borrowers. Advances in technology are especially dramatic. I suspect we still cannot recognize the different and unique ways in which we will communicate with each other in the future.

As the domestic economy in the remainder of the 1990s grows at a slower pace, it will be more challenging to sustain Wachovia's high performance. Growth in loans and deposits, two of the strongest contributors to banking performance, will be less robust. We must continue to find ways to supplement this traditional, and still attractive, spread income business. It will be imperative to manage costs even more effectively, while remaining vigilant in managing the quality of our loan portfolio and other areas of potential risk.

This shifting environment led a group of senior Wachovia executives to undertake in 1994 a strategic assessment process. Throughout the spring and summer, we took an unrestrained look at the company. The emphasis was on finding opportunities for growth and ways to help Wachovia meet the future expectations of shareholders, customers, and employees.

The assessment was shared with the board of directors in October and has been communicated throughout the organization. The 1994 Annual Report provided a comprehensive review of the resulting corporate strategy. I hope you have had an opportunity to read it. In summary, the assessment identified five strategic areas of emphasis.

   - Managing key lines of businesses to achieve profitable growth and build shareholder value

   -  Raising Wachovia's effectiveness in selling products and services

   -  Redirecting technology investment to support sales and service efforts

   - Using mergers and acquisitions to complement business development strategies

   -  Assessing and managing the prudent use of capital

These strategies are interrelated, and management teams are in place to implement actions in all five areas. Significant progress is being made, and we are enthusiastic about the opportunities for Wachovia in the months and years ahead.

Earlier this month, Wachovia signed an agreement to sell the $9 billion residential mortgage loan servicing portfolio to GE Capital Mortgage Services. The transaction is expected to close by the end of May. It is the latest in a series of strategic business mix actions which has included acquiring a major credit card franchise through the 1985 merger with the First National Bank of Atlanta, building a debit card capability through the 1991 merger with South Carolina National and exiting the retail lockbox and student loan servicing businesses in 1993.

In the sales arena, Wachovia opened 200 of its 492 branches throughout the three-state markets one Saturday last month for a special one-day sale on 10-month and three-year CDs and also offered a new money market account. It was a very successful sales event. More than $1 billion in CDs was attracted, about 86 percent of which was new money, and 76,600 accounts were opened, of which 28,000 represented entirely new customers. This one-day sale demonstrated the power of Wachovia's franchise and was a valuable experiment in mass marketing techniques. We will sell more services to these new customers.

Wachovia On-Call, reached by calling 1-800-WACHOVIA, is expected to handle in excess of 3 million calls this year. The 24-hour, seven-day-a-week telephone sales and service center opened in June, 1994. The center's bankers continue to expand their menu of services, including originating loan and deposit accounts. Wachovia On-Call's service capabilities also give branch personnel more time to sell to customers directly.

There are now 129 investment counselors in our three home states. All are Series 7 registered representatives able to sell a full range of investment products. The new Wachovia Mortgage Origination System is enhancing our ability to build market share in the residential mortgage market.

Our corporate banking products, deployed by 1,450 Wachovians, are comprehensive and growing. Wachovia is a national leader in providing cash management and Treasury services. An independent study in 1994 ranked Wachovia number one nationally for the quality of cash management services. We rank 12th in the nation in providing master trust employee benefit services. The Capital Markets division has been expanded and offers a wide array of specialized corporate finance, international banking, financial institutions and foreign exchange services. Wachovia Connection, a PC-based gateway to bank information for corporate treasurers, is selling well and additional features will be added this year.

The introduction of the Prime For Life card, the nation's first guaranteed prime rate option, will help Wachovia to continue successfully marketing its Visa and MasterCard credit cards in and out of home markets. At the end of the first quarter, managed receivables totaled $4.1 billion, up $784 million from a year ago, with approximately 1.6 million of our 2.6 million credit card accounts located outside the three home states.

Technology has long been one of Wachovia's most distinguishing capabilities. For the past nine years, technology investment has focused on infrastructure improvement designed to create common systems across the three states and support back office consolidations. This work largely is complete and results have been excellent.

Going forward, a greater proportion of technology investment will be directed toward growth enhancing initiatives designed to build fee income, create value-added products, facilitate marketing and sales efforts and provide management with better performance measurement information. Many of these activities are already in various stages of deployment, including an enhanced trust system, image processing-based products and next generation branch automation providing interactive personal computer systems to better serve customers.

Other technology will develop more sophisticated systems for Wachovia's banking card, strengthen automated teller machine capabilities, consolidate customer information data bases, and expand Wachovia's brokerage capability. In the years ahead, organizations lacking a strong commitment to technology will face complications as serious as those brought on by troublesome loans. Technology will remain among the highest priorities at Wachovia.

In addition to managing our portfolio of businesses, enhancing sales capabilities, and redirecting technology spending, Wachovia will be alert for strategic acquisitions or combinations which enhance product capabilities, increase the scale of existing businesses, provide access to a larger base of customers, and increase shareholder value. Wachovia will continue to carefully evaluate acquisitions of other commercial banks, but we will not be guided by size, and we are not attracted to transactions which dilute shareholder value.

Wachovia remains committed to the maintenance of a strong and impressive capital position. Capital is a precious resource, and it is one of the organization's most cherished strengths. As Wachovia moves ahead with corporate strategies and planned investments, its internal capital generation rate may exceed the needs of future business activities. A management team is looking at our capital, assessing needs for the future, and studying ways to manage and deploy capital in a prudent, competent manner to enhance shareholder value over the long term.

The increased attention being placed on major ingredients of the strategic assessment is not detracting from our intense focus on traditional Wachovia strengths, such as exemplary risk and superior cost management. Risk management at Wachovia goes well beyond sound credit administration and encompasses operational, service delivery, and general market risk associated with all aspects of our business. Also, while Wachovia's overhead ratio ranks among the best in banking, we have under way several initiatives which will continue to help improve the expense component of that ratio. We are dedicated to being better than competitors in cost management.

During 1994 and early this year, the organization has been realigned to enhance its ability to carry forward these important initiatives. The principal change has been the formation of the Corporate Banking and General Banking divisions. General Banking is responsible for carrying out a single strategic direction for Wachovia's banks and coordination of all consumer market products, including trust and investment services. Corporate Banking includes all credit and noncredit corporate banking services in addition to corporate trust, employee benefit, and charitable trust services. These changes will strengthen Wachovia's sales efforts and help productivity improvement throughout the organization.

Adapting to change is not new to Wachovia. Our history is replete with examples of this fine organization moving forward while remaining faithful to its values and principles. The years ahead will be filled with interesting challenges. At the same time, the people of Wachovia approach the future with considerable optimism bolstered by a proud history, strategic preparation, tactical flexibility, enviable financial strength, modern technology, and good leadership. We are well prepared to move quickly toward opportunity and to cope with adversity in the times ahead. Finally, I want you to know that the people of Wachovia have a passionate devotion to this company, an unwavering commitment to excellence, and a dedication to building shareholder value.

Thank you very much.

____________________________________________________________________________________________________________________________________
SHAREHOLDER INFORMATION


CORPORATE HEADQUARTERS

         Wachovia Corporation
         301 North Main Street                        191 Peachtree Street, NE
         Winston-Salem, NC 27150                      Atlanta, GA 30303

CORPORATE MAILING ADDRESSES AND TELEPHONE NUMBERS

         Wachovia Corporation
         P. O. Box 3099                               P. O. Box 4148
         Winston-Salem, NC 27150                      Atlanta, GA 30302
         910-770-5000                                 404-332-5000

COMMON STOCK

         The common stock of the Corporation is traded on the New York Stock Exchange with a ticker symbol of WB.

TRANSFER AGENT

         Wachovia Bank of North Carolina, N.A.
         Corporate Trust Department
         P. O. Box 3001
         Winston-Salem, NC 27102
         1-800-633-4236

SHAREHOLDER ACCOUNT ASSISTANCE

         Shareholders who wish to change the name, address or ownership of stock, report lost certificates, eliminate duplicate mailings of financial material or for other account reregistration procedures and assistance should contact the Transfer Agent at the address or phone number above. Use of your shareholder account number and a daytime phone number in all correspondence will be appreciated.

DIVIDEND SERVICES

         DIVIDEND REINVESTMENT AND COMMON STOCK PURCHASE PLAN -- The plan provides common stockholders of record a regular way of investing cash dividends in additional shares at an average market price and/or investing optional cash payments without payment of brokerage commissions or service charges.

         DIRECT DEPOSIT OF CASH DIVIDENDS -- Direct deposit is a safe, fast and timesaving method of receiving cash dividends through automatic deposit on the date of payment to a checking, savings or money market account at any financial institution which participates in an Automated Clearing House.

         Information regarding these services can be obtained by contacting the Transfer Agent at the address or phone number above or Wachovia Shareholder Services at the address or phone number below.

WACHOVIA SHAREHOLDER SERVICES CONTACT

         H. Jo Barlow                                 Wachovia Corporation
         Shareholder Services                         P. O. Box 3099
         910-770-5787                                 Winston-Salem, NC 27150

FINANCIAL INFORMATION

         Analysts, investors and others seeking financial information should contact the following either by phone or in writing to the corporate mailing address in Winston-Salem.

         Robert S. McCoy, Jr.                         James C. Mabry
         Chief Financial Officer                      Investor Relations
         910-770-5926                                 910-770-5788

INDEPENDENT AUDITORS

         Ernst & Young LLP, Winston-Salem, NC

____________________________________________________________________________________________________________________________________
MEMBER COMPANY DIRECTORS


WACHOVIA BANK OF GEORGIA, N.A.

D. GARY THOMPSON                CARL BOLCH, JR.                     BRYAN D. LANGTON               D. RAYMOND RIDDLE
President and                   Chairman of the Board and           (Advisory Director)            Chairman of the Board and
Chief Executive Officer         Chief Executive Officer             Chairman of the Board and      Chief Executive Officer
                                Racetrac Petroleum, Inc.            Chief Executive Officer        National Service Industries, Inc.
G. JOSEPH PRENDERGAST                                               Holiday Inn Worldwide
Chairman of the Board           JAMES E. BOSTIC, JR.                                               S. STEPHEN SELIG III
                                Senior Vice President               BERNARD MARCUS                 Chairman of the Board
F. DUANE ACKERMAN               Environmental, Government Affairs   Chairman of the Board and      and President
Vice Chairman and               and Communications                  Chief Executive Officer        Selig Enterprises, Inc.
Chief Operating Officer         Georgia-Pacific Corporation         The Home Depot, Inc.
BellSouth Corporation                                                                              ALANA S. SHEPHERD
                                MICHAEL C. CARLOS                   DANIEL W. MCGLAUGHLIN          Secretary of the Board
L. M. BAKER, JR.                Chairman of the Board and           President and                  Shepherd Spinal Center
President and                   Chief Executive Officer             Chief Operating Officer
Chief Executive Officer         National Distributing Co., Inc.     Equifax Inc.
Wachovia Corporation
                                G. STEPHEN FELKER
                                Chairman of the Board and
                                Chief Executive Officer
                                Avondale Mills, Inc.


WACHOVIA BANK OF NORTH CAROLINA, N.A.

J. WALTER MCDOWELL              WILLIAM CAVANAUGH, III              ESTELL C. LEE                  ANDERSON D. WARLICK
President and                   President and                       Chairman of the Board          President and
Chief Executive Officer         Chief Operating Officer             and President                  Chief Operating Officer
                                Carolina Power & Light Company      The Lee Company                Parkdale Mills, Inc.
L. M. BAKER, JR.
Chairman of the Board           BERT COLLINS                        G. JOSEPH PRENDERGAST          DAVID J. WHICHARD, II
                                President and                       Executive Vice President       Chairman
THOMAS M. BELK, JR.             Chief Executive Officer             Wachovia Corporation           The Daily Reflector
Senior Vice President           North Carolina Mutual
Belk Stores Services, Inc.      Life Insurance Company              ROBERT L. TILLMAN              JOHN C. WHITAKER, JR.
                                                                    Chief Operating Officer        Chairman of the Board and
H. C. BISSELL                   RICHARD L. DAUGHERTY                Lowe's Companies, Inc.         Chief Executive Officer
Chairman of the Board and       North Carolina Senior                                              Inmar Enterprises, Inc.
Chief Executive Officer         State Executive,                    JOHN F. WARD
The Bissell Companies, Inc.     Vice President Worldwide            Senior Vice President
                                Manufacturing                       Sara Lee Corporation
FELTON J. CAPEL                 IBM PC Company                      Chief Executive Officer
Chairman of the Board           IBM Corporation                     Hanes Group
and President                   (Retired/Consultant)
Century Associates of
North Carolina


SOUTH CAROLINA NATIONAL CORPORATION
WACHOVIA BANK OF SOUTH CAROLINA, N.A.

ANTHONY L. FURR                 W. T. CASSELS, JR.                  JAMES G. LINDLEY               ROBERT S. SMALL, JR.
Chairman of the Board,          Chairman of the Board               Chairman Emeritus              President
President and                   Southeastern Freight Lines, Inc.                                   AVTEX Properties, Inc.
Chief Executive Officer                                             JOE A. PADGETT
                                THOMAS C. COXE, III                 Retired Executive Vice         J. GUY STEENROD
L. M. BAKER, JR.                Executive Vice President            President                      President
President and                   Sonoco Products Company             Wachovia Bank of South         Roche Carolina Inc.
Chief Executive Officer                                             Carolina, N.A.
Wachovia Corporation            FREDERICK B. DENT, JR.                                             WILLIAM G. TAYLOR
                                President                           G. JOSEPH PRENDERGAST          President
CHARLES J. BRADSHAW             Mayfair Mills, Inc.                 Executive Vice President       The Springs Company
President                                                           Wachovia Corporation
Bradshaw Investments, Inc.      JAMES B. EDWARDS, D.M.D.                                           BEATRICE R. THOMPSON, PH.D.
                                President                           W. M. SELF                     Coordinator of Psychological
FRANK W. BRUMLEY                Medical University of South         President and                  Services
President                       Carolina                            Chief Executive Officer        Anderson School District Five
The Brumley Company                                                 Greenwood Mills, Inc.

____________________________________________________________________________________________________________________________________
WACHOVIA CORPORATION DIRECTORS AND OFFICERS


DIRECTORS

L. M. BAKER, JR.                      THOMAS K. HEARN, JR.                   JAMES W. JOHNSTON
President and                         President                              Chairman and
Chief Executive Officer               Wake Forest University                 Chief Executive Officer
                                                                             R.J. Reynolds Tobacco Company
JOHN G. MEDLIN, JR.                   W. HAYNE HIPP
Chairman of the Board                 President and                          WYNDHAM ROBERTSON
                                      Chief Executive Officer                Vice President, Communications
RUFUS C. BARKLEY, JR.                 The Liberty Corporation                University of North Carolina
Chairman of the Board
Cameron & Barkley Company             ROBERT M. HOLDER, JR.                  HERMAN J. RUSSELL
                                      Chairman of the Board                  Chairman of the Board and
CRANDALL C. BOWLES                    Holder Corporation                     Chief Executive Officer
Executive Vice President                                                     H.J. Russell & Company
Springs Industries, Inc.              DONALD R. HUGHES
                                      Consultant and Retired                 SHERWOOD H. SMITH, JR.
JOHN L. CLENDENIN                     Vice Chairman of the Board             Chairman of the Board and
Chairman of the Board                 Burlington Industries, Inc.            Chief Executive Officer
and Chief Executive Officer                                                  Carolina Power & Light Company
BellSouth Corporation                 F. KENNETH IVERSON
                                      Chairman and                           CHARLES MCKENZIE TAYLOR
LAWRENCE M. GRESSETTE, JR.            Chief Executive Officer                Chairman of the Board
Chairman of the Board,                Nucor Corporation                      Taylor & Mathis, Inc.
President and
Chief Executive Officer
SCANA Corporation


PRINCIPAL CORPORATE OFFICERS

L. M. BAKER, JR.                      W. DOUG KING                           ROBERT S. MCCOY, JR.
President and                         Executive Vice President               Executive Vice President
Chief Executive Officer               Consumer Services                      Chief Financial Officer

MICKEY W. DRY                         WALTER E. LEONARD, JR.                 G. JOSEPH PRENDERGAST
Executive Vice President              Executive Vice President               Executive Vice President
Chief Credit Officer                  Operations/Technology                  General Banking

HUGH M. DURDEN                        KENNETH W. MCALLISTER                  RICHARD B. ROBERTS
Executive Vice President              Executive Vice President               Executive Vice President
Corporate Banking                     General Counsel/Administrative         Treasurer

                                                   ---------------------
            WACHOVIA                                     BULK RATE
- --------------------                                 U.S. POSTAGE PAID
                                                         WACHOVIA
                                                        CORPORATION
                                                   ---------------------

Wachovia Corporation
P.O. Box 3099
Winston-Salem, NC 27150