Form 10-Q
period 1995-06-30
WACHOVIA CORP/ NC
filed 1995-08-11
CIK 774203

________________________________________________________________________________
1995 FORM 10Q

         United States Securities and Exchange Commission Officer
         Washington, DC 20549
         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
         For the Quarterly Period Ended June 30, 1995
         Commission File Number 1-9021

WACHOVIA CORPORATION

         Incorporated in the State of North Carolina
         IRS Employer Identification Number 56-1473727
         Address and Telephone:
             301 North Main Street, Winston-Salem, North Carolina 27150,
               (910) 770-5000
             191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

             Securities registered pursuant to Section 12(b) of the Act:
         Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
             As of June 30, 1995, Wachovia Corporation had 170,400,054 shares of common stock outstanding.
             Wachovia Corporation has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the financial supplement for the quarter ended June 30, 1995 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.


PART I    FINANCIAL INFORMATION                          PAGE
Item 1    FINANCIAL STATEMENTS (UNAUDITED)
             Selected Period-End Data .................    3
             Common Stock Data -- Per Share ...........    3
             Consolidated Statements of Condition......   22
             Consolidated Statements of Income.........   23
             Consolidated Statements of
               Shareholders' Equity ...................   24
             Consolidated Statements of Cash Flows.....   25

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS ............................... 4-21

________________________________________________________________________________
1995 FORM 10Q - continued


PART II  OTHER INFORMATION

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the annual meeting of shareholders held on April 28, 1995 seven directors were elected and the appointment of Ernst & Young LLP as independent auditors for 1995 was ratified. The distribution of shareholders' votes was as follows:

                                                        Shares Voted             Shares
                                                          in Favor              Withheld
                                                        ------------            --------
          ELECTION OF DIRECTORS
          Crandall C. Bowles                             144,369,032             466,581
          Hayne Hipp                                     144,376,258             459,355
          James W. Johnston                              144,303,217             532,396
          Wyndham Robertson                              144,162,313             673,300
          Sherwood H. Smith, Jr.                         144,356,537             479,076
          Charles McKenzie Taylor                        144,461,946             373,667
          Donald R. Hughes                               144,318,221             517,392

          RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS
          Shares Voted in Favor                          143,738,018
          Shares Voted Against                               384,529
          Abstentions                                        713,066

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 3.2: Bylaws of the registrant as amended.

          Exhibit 10.1: Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr., G. Joseph Prendergast and Walter E. Leonard, Jr., dated as of January 27, 1995.

          Exhibit 10.2: Executive Retirement Agreement between Wachovia Corporation and Mr. Robert S. McCoy, Jr.

          Exhibit 10.3: Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation.

          Exhibit 10.4: Amendment to Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr.

          Exhibit 11: "Computation of Earnings per Common Share," is presented as Table 3 on page 6 of the Second Quarter 1995 Financial Supplement.

          Exhibit 19: "Unaudited Consolidated Financial Statements," listed in
          Part I, Item 1 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the second quarter of 1995 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

          Exhibit 27: Financial Data Schedule (for SEC purposes only).

      (b) Reports on Form 8-K: A Current Report on Form 8-K, dated June 1, 1995, was filed with the Securities and Exchange Commission setting forth the computation of Ratios of Earnings to Fixed Charges to be incorporated into Wachovia Corporation's Registration Statement on Form S-3 (Registration No. 33-55839).


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

August 11, 1995 ROBERT S. McCOY, JR.         August 11, 1995 JOHN C. McLEAN, JR.
                ------------------------                     -------------------
                Robert S. McCoy, Jr.                         John C. McLean, Jr.
                Executive Vice President                     Comptroller
                and Chief Financial Officer

                                                                        WACHOVIA
- --------------------------------------------------------------------------------











                             FINANCIAL SUPPLEMENT



                                AND FORM 10-Q





                             SECOND QUARTER 1995

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

HUGH M. DURDEN                       KENNETH W. MCALLISTER               RICHARD B. ROBERTS
Executive Vice President             Executive Vice President            Executive Vice President
Corporate Banking                    General Counsel/Administrative      Treasurer

_________________________________________________________________________________
SELECTED PERIOD-END DATA                                   June 30        June 30
                                                             1995           1994
                                                           -------        -------
Banking offices:
  North Carolina .................................            218            216
  Georgia ........................................            127            127
  South Carolina .................................            146            151
                                                          -------        -------
   Total .........................................            491            494
                                                          =======        =======

Automated banking machines:
  North Carolina .................................            314            270
  Georgia ........................................            196            181
  South Carolina .................................            164            165
                                                          -------        -------
   Total .........................................            674            616
                                                          =======        =======

Employees (full-time equivalent) .................         15,707         15,553
Common stock shareholders of record ..............         28,220         28,722
Common shares outstanding(thousands) .............        170,400        171,182

________________________________________________________________________________
COMMON STOCK DATA-- PER SHARE

                                                          1995                        1994
                                                ----------------------      -------------------------------------
                                                 Second         First         Fourth        Third        Second
                                                 Quarter       Quarter        Quarter      Quarter       Quarter
                                                --------      --------      ---------     ---------     ---------
Market value:
  Period-end..................................  $ 35 3/4      $ 35 1/2      $  32 1/4     $  32 1/4     $  33 1/8
  High  ......................................    37 7/8        36 1/2         34 1/2        35 1/4        35 3/8
  Low.........................................    34 1/4        32             31 1/2        31 3/8        30 3/4
Book value at period-end......................     20.75         19.89          19.23         18.83         18.40
Dividend......................................       .33           .33            .33           .30           .30
Price/earnings ratio*.........................      10.5x         11.0x          10.3x         10.7x         11.3x

*Based on most recent twelve months net income per primary share period-end stock price.

________________________________________________________________________________
FINANCIAL INFORMATION


Analysts, investors and others seeking additional financial information about Wachovia Corporation or its member companies should contact the following either by phone or in writing.

Robert S. McCoy, Jr., Chief Financial Officer, (910) 770-5926

James C. Mabry, Investor Relations Manager, (910) 770-5788

Wachovia Corporation
P. O. Box 3099
Winston-Salem, NC 27150

Common Stock Listing -- New York Stock Exchange, ticker symbol - WB


____________________________________________________________________________________________________________________________________
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

____________________________________________________________________________________________________________________________________

FINANCIAL SUMMARY                                                                                                            TABLE 1
____________________________________________________________________________________________________________________________________




                                                Twelve
                                                Months               1995                               1994
                                                 Ended       ---------------------       ------------------------------------
                                                June 30       Second       First          Fourth        Third        Second
                                                 1995         Quarter     Quarter        Quarter       Quarter       Quarter
                                             -----------     ---------   ---------       --------      --------      --------
 SUMMARY OF OPERATIONS
 (thousands, except per share data)

 Interest income -- taxable equivalent ..... $ 2,798,948     $ 774,078   $ 715,414       $677,097      $632,359      $594,669
 Interest expense ..........................   1,315,459       392,970     342,596        305,564       274,329       242,488
                                             -----------     ---------   ---------       --------      --------      --------
 Net interest income -- taxable equivalent .   1,483,489       381,108     372,818        371,533       358,030       352,181
 Taxable equivalent adjustment .............      98,411        23,987      23,622         25,893        24,909        24,882
                                             -----------     ---------   ---------       --------      --------      --------
 Net interest income .......................   1,385,078       357,121     349,196        345,640       333,121       327,299
 Provision for loan losses .................      88,102        28,652      21,788         19,539        18,123        16,342
                                             -----------     ---------   ---------       --------      --------      --------
 Net interest income after
   provision for loan losses ...............   1,296,976       328,469     327,408        326,101       314,998       310,957

 Other operating revenue ...................     629,661       166,304     157,093        154,723       151,541       153,299
 Gain on sale of mortgage servicing
   portfolio ...............................      79,025        79,025          --             --            --            --
 Investment securities gains (losses) ......     (23,838)      (26,236)       (129)         2,094           433           221
                                             -----------     ---------   ---------       --------      --------      --------
 Total other income ........................     684,848       219,093     156,964        156,817       151,974       153,520

 Personnel expense .........................     576,211       149,987     144,963        141,566       139,695       141,232
 Other expense .............................     567,256       156,630     138,069        140,959       131,598       133,313
                                             -----------     ---------   ---------       --------      --------      --------
 Total other expense .......................   1,143,467       306,617     283,032        282,525       271,293       274,545

 Income before income taxes ................     838,357       240,945     201,340        200,393       195,679       189,932
 Applicable income taxes* ..................     253,174        78,036      59,184         58,267        57,687        55,791
                                             -----------     ---------   ---------       --------      --------      --------
 Net income ................................ $   585,183     $ 162,909   $ 142,156       $142,126      $137,992      $134,141
                                             ===========     =========   =========       ========      ========      ========

 Net income per common share:
   Primary ................................. $      3.40     $     .94   $     .83       $    .83      $    .80      $    .78
   Fully diluted ........................... $      3.39     $     .95   $     .82       $    .82      $    .80      $    .78

 Cash dividends paid per common share ...... $      1.29     $     .33   $     .33       $    .33      $    .30      $    .30
 Cash dividends paid on common stock ....... $   220,421     $  56,302   $  56,458       $ 56,420      $ 51,241      $ 51,399
 Cash dividend payout ratio ................        37.7%         34.6%       39.7%          39.7%         37.1%         38.3%

 Average primary shares outstanding ........     172,065       171,986     172,205        171,973       172,097       172,558
 Average fully diluted shares outstanding ..     172,614       172,446     172,760        172,552       172,701       173,197

 SELECTED AVERAGE BALANCES (millions)

 Total assets .............................. $    38,827     $  40,876   $  38,902       $ 38,146      $ 37,409      $ 36,753
 Loans -- net of unearned income ...........      25,811        27,203      26,219         25,290        24,553        23,969
 Investment securities** ...................       7,791         8,276       7,612          7,582         7,695         7,767
 Other interest-earning assets .............         878         1,012         815            877           809           829
 Total interest-earning assets .............      34,480        36,491      34,646         33,749        33,057        32,565
 Interest-bearing deposits .................      17,448        18,388      17,354         17,040        17,020        16,964
 Short-term borrowed funds .................       6,994         7,869       7,390          6,619         6,115         6,038
 Long-term debt ............................       4,742         4,863       4,674          4,795         4,637         4,281
 Total interest-bearing liabilities ........      29,184        31,120      29,418         28,454        27,772        27,283
 Noninterest-bearing deposits ..............       5,368         5,333       5,302          5,471         5,364         5,333
 Total deposits ............................      22,816        23,721      22,656         22,511        22,384        22,297
 Shareholders' equity ......................       3,224         3,345       3,253          3,186         3,114         3,063

 RATIOS (averages)

 Annualized net loan losses to loans .......         .33%          .42%        .30%           .31%          .29%          .26%
 Annualized net yield on
   interest-earning assets .................        4.30          4.19        4.36           4.37          4.30          4.34
 Shareholders' equity to:
   Total assets ............................        8.30          8.18        8.36           8.35          8.32          8.33
   Net loans ...............................       12.69         12.48       12.60          12.80         12.89         13.00
 Annualized return on assets*** ............        1.51          1.59        1.46           1.49          1.48          1.46
 Annualized return on
   shareholders' equity*** .................       18.15         19.48       17.48          17.84         17.73         17.52

                                                    Six Months Ended
                                                         June 30
                                                  1995             1994
                                               ----------      ----------
 SUMMARY OF OPERATIONS
 (thousands, except per share data)

 Interest income -- taxable equivalent .....   $1,489,492      $1,152,998
 Interest expense ..........................      735,566         458,495
                                               ----------      ----------
 Net interest income -- taxable equivalent..      753,926         694,503
 Taxable equivalent adjustment .............       47,609          49,358
                                               ----------      ----------
 Net interest income .......................      706,317         645,145
 Provision for loan losses .................   $   50,440      $   34,101
                                               ----------      ----------
 Net interest income after
  provision for loan losses ................      655,877         611,044

 Other operating revenue ...................      323,397         298,168
 Gain on sale of mortgage servicing
   portfolio ...............................       79,025              --
 Investment securities gains (losses) ......      (26,365)            793
                                               ----------      ----------
 Total other income ........................      376,057         298,961

 Personnel expense .........................      294,950         282,246
 Other expense .............................      294,699         262,349
                                               ----------      ----------
 Total other expense .......................      589,649         544,595

 Income before income taxes ................      442,285         365,410
 Applicable income taxes* ..................      137,220         106,470
                                               ----------      ----------
 Net income ................................   $  305,065      $  258,940
                                               ==========      ==========

 Net income per common share:
   Primary .................................   $     1.77      $     1.50
   Fully diluted ...........................   $     1.77      $     1.50

 Cash dividends paid per common share ......   $      .66      $      .60
 Cash dividends paid on common stock .......   $  112,760      $  102,842
 Cash dividend payout ratio ................         37.0%           39.7%

 Average primary shares outstanding ........      172,095         172,648
 Average fully diluted shares outstanding ..      172,589         173,298

 SELECTED AVERAGE BALANCES (millions)

 Total assets ..............................   $   39,894      $   36,268
 Loans -- net of unearned income ...........       26,714          23,492
 Investment securities** ...................        7,946           7,728
 Other interest-earning assets .............          914             955
 Total interest-earning assets .............       35,574          32,175
 Interest-bearing deposits .................       17,874          16,831
 Short-term borrowed funds .................        7,631           6,092
 Long-term debt ............................        4,769           3,977
 Total interest-bearing liabilities ........       30,274          26,900
 Noninterest-bearing deposits ..............        5,317           5,349
 Total deposits ............................       23,191          22,180
 Shareholders' equity ......................        3,299           3,042

 RATIOS (averages)

 Annualized net loan losses to loans .......          .36%            .28%
 Annualized net yield on
   interest-earning assets .................         4.27            4.35
 Shareholders' equity to:
   Total assets ............................         8.27            8.39
   Net loans ...............................        12.54           13.18
 Annualized return on assets*** ............         1.53            1.43
 Annualized return on
   shareholders' equity*** .................        18.49           17.03

  *Income taxes applicable to securities transactions were ($8,634), ($9,580), ($67), $840, $173, $89, ($9,647), $315, respectively
 **Reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale of ($26), $15, ($49),
   ($44), ($28), ($14), ($17) and $11 respectively
***Includes average unrealized gains (losses) on securities available-for-sale, net of tax, of ($16), $9, ($30), ($27), ($17),
   ($9), ($10) and $7 million, respectively
____________________________________________________________________________________________________________________________________

RESULTS OF OPERATIONS

OVERVIEW
               Wachovia Corporation ("Wachovia") is a southeastern interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. Principal banking subsidiaries are Wachovia Bank of Georgia, N.A., Wachovia Bank of North Carolina, N.A., and Wachovia Bank of South Carolina, N.A. The First National Bank of Atlanta provides credit card services for Wachovia's affiliated banks.
               Economic growth overall appeared to have changed little during the 1995 second quarter from the first quarter. The seasonally adjusted unemployment rate for the nation averaged 5.7 percent versus
         5.5 percent in the preceding quarter. Within Wachovia's primary operating states of Georgia, North Carolina and South Carolina, seasonally adjusted unemployment rates averaged 4.8 percent, 4.5 percent and 4.8 percent, respectively, for the quarter.
               Wachovia's net income for the second period of 1995 was $162.909 million or $.95 per fully diluted share versus $134.141 million or $.78 per fully diluted share a year earlier. Results included an aftertax gain of $47.385 million or $.27 per share from the sale of the corporation's $9 billion mortgage servicing portfolio, aftertax securities losses of $16.656 million or $.10 per share from the restructuring of maturities in the available-for-sale securities portfolio and aftertax expenses of $11.291 million or $.07 per share related to severance costs for consolidations, higher consulting fees for strategic initiatives and charitable contributions.
               Proceeds from the sale of the mortgage servicing portfolio will be invested in programs to enhance growth and productivity such as next generation branch automation, upgrades to customer information databases to improve sales effectiveness and service, and major refinements to financial systems for performance measurement. The corporation will continue to invest in a variety of corporate strategies underway to enhance shareholder value as outlined in general in the 1994 Annual Report and L. M. Baker, Jr.'s 1995 Annual Shareholders' Meeting remarks in April.
               For the first half, net income totaled $305.065 million or $1.77 per fully diluted share compared with $258.940 million or $1.50 per fully diluted share in the same period of 1994. Annualized returns for the quarter were 19.48 percent on shareholders' equity and 1.59 percent on assets. For the first six months, annualized returns were
         18.49 percent on equity and 1.53 percent on assets. The equity and assets used in computing these returns include unrealized gains or losses, net of tax, on securities available-for-sale. Excluding unrealized gains or losses on securities available-for-sale, annualized returns were 1.59 percent on assets and 19.53 percent on equity for the quarter and were 1.53 percent and 18.44 percent, respectively, for the first half.
               Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative and tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

___________________________________________________________________________________________________________________________

COMPONENTS OF EARNINGS PER PRIMARY SHARE                                                                            TABLE 2
___________________________________________________________________________________________________________________________

                                                      Three Months Ended                           Six Months Ended
                                                            June 30                                     June 30
                                                       1995         1994      Change         1995         1994       Change
                                                      ------       ------     -------       ------       ------      ------
Interest income -- taxable equivalent ..........      $ 4.50       $ 3.45      $ 1.05       $ 8.65       $ 6.68      $ 1.97
Interest expense ...............................        2.28         1.41        0.87         4.27         2.66        1.61
                                                      ------       ------     -------       ------       ------      ------
Net interest income -- taxable equivalent ......        2.22         2.04         .18         4.38         4.02         .36
Taxable equivalent adjustment ..................         .14          .15        (.01)         .28          .28          --
                                                      ------       ------     -------       ------       ------      ------
Net interest income ............................        2.08         1.89         .19         4.10         3.74         .36
Provision for loan losses ......................         .17          .09         .08          .29          .20         .09
                                                      ------       ------     -------       ------       ------      ------
Net interest income after provision
  for loan losses ..............................        1.91         1.80         .11         3.81         3.54         .27

Other operating revenue ........................         .96          .89         .07         1.88         1.73         .15
Gain on sale of mortgage servicing portfolio ...         .46           --         .46          .46           --         .46
Investment securities losses ...................        (.15)          --        (.15)        (.15)          --        (.15)
                                                      ------       ------     -------       ------       ------      ------
Total other income .............................        1.27          .89         .38         2.19         1.73         .46

Personnel expense ..............................         .87          .82         .05         1.72         1.63         .09
Other expense ..................................         .91          .77         .14         1.71         1.52         .19
                                                      ------       ------     -------       ------       ------      ------
Total other expense ............................        1.78         1.59         .19         3.43         3.15         .28

Income before income taxes .....................        1.40         1.10         .30         2.57         2.12         .45
Applicable income taxes ........................         .46          .32         .14          .80          .62         .18
                                                      ------       ------     -------       ------       ------      ------
Net income .....................................      $  .94       $  .78     $   .16       $ 1.77       $ 1.50      $  .27
                                                      ======       ======     =======       ======       ======      ======

___________________________________________________________________________________________________________________________

COMPUTATION OF EARNINGS PER COMMON SHARE                                                                            TABLE 3
(thousands, except per share)
___________________________________________________________________________________________________________________________

                                                    Three Months Ended     Six Months Ended
                                                          June 30               June 30
                                                      1995       1994       1995       1994
                                                    --------   --------   --------   --------
PRIMARY

Average common shares outstanding ...............    170,734    171,298    170,901    171,372
Dilutive common stock options -- based on treasury
  stock method using average market price .......      1,176      1,178      1,118      1,200
Dilutive common stock awards -- based on treasury
  stock method using average market price .......         76         82         76         76
                                                    --------   --------   --------   --------
Average primary shares outstanding ..............    171,986    172,558    172,095    172,648
                                                    ========   ========   ========   ========
Net income ......................................   $162,909   $134,141   $305,065   $258,940
                                                    ========   ========   ========   ========

Net income per common share -- primary ..........   $    .94   $    .78   $   1.77   $   1.50

FULLY DILUTED

Average common shares outstanding ...............    170,734    171,298    170,901    171,372
Dilutive common stock options -- based on treasury
  stock method using higher of period-end
  market price or average market price ..........      1,176      1,188      1,145      1,216
Dilutive common stock awards -- based on treasury
  stock method using higher of period-end
  market price or average market price ..........         83         82         83         76
Convertible notes assumed converted .............        453        629        460        634
                                                    --------   --------   --------   --------
Average fully diluted shares outstanding ........    172,446    173,197    172,589    173,298
                                                    ========   ========   ========   ========

Net income ......................................   $162,909   $134,141   $305,065   $258,940
Add interest on convertible notes after taxes ...         96        133        192        266
                                                    --------   --------   --------   --------
Adjusted net income .............................   $163,005   $134,274   $305,257   $259,206
                                                    ========   ========   ========   ========

Net income per common share -- fully diluted ....   $    .95   $    .78   $   1.77   $   1.50

________________________________________________________________________________

NET INTEREST INCOME
               Taxable equivalent net interest income increased $28.927 million or 8.2 percent for the 1995 second quarter compared with the same period a year earlier and was up $59.423 million or 8.6 percent for the first six months of the year. Gains in both periods reflected good growth in interest-earning assets moderated by pricing pressures as loan and deposit competition remained intense and the yield curve flattened. Compared with the first quarter of 1995, taxable equivalent net interest income rose $8.290 million or 2.2 percent. The net yield on interest-earning assets (net interest income as a percentage of average interest-earning assets) was lower by 15 basis points for the second quarter compared with a year earlier and decreased 8 basis points for the first half. The net yield was down 17 basis points from the first quarter. Pricing pressures are expected to persist throughout the remainder of the year.
               Taxable equivalent interest income for the second period and first six months of 1995 was up $179.409 million or 30.2 percent and $336.494 million or 29.2 percent, respectively. A higher average rate earned as well as expanded levels of average interest-earning assets accounted for the increases. Average interest-earning assets grew $3.926 billion or 12.1 percent for the three months and $3.399 billion or 10.6 percent year to date with the average rate earned rising 118 basis points and 121 basis points, respectively. Compared with the first quarter, taxable equivalent interest income was up $58.664 million or 8.2 percent with average interest-earning assets increasing $1.845 billion or 5.3 percent and the average rate earned higher by 14 basis points.
               Loans continued to pace the growth in interest-earning assets, rising $3.234 billion or 13.5 percent for the second period and $3.222 billion or 13.7 percent for the first half. Loans in the second quarter increased $984 million or 3.8 percent from the previous three months.
               Commercial loans, including related real estate categories, were higher by $2.399 billion or 17.9 percent for the quarter and $2.375 billion or 18.2 percent year to date in comparison with the same 1994 periods. Gains were led by regular commercial loans, which expanded $1.917 billion or 26.2 percent for the three months and $1.969 billion or 28.1 percent for the first half, and by commercial mortgages, which increased $331 million or 9.9 percent and $316 million or 9.6 percent, respectively. Foreign loans, lease financing and construction loans also rose in both periods.
               Based on regulatory definitions, commercial real estate totaled $4.348 billion at June 30, 1995, representing 15.4 percent of the corporation's loan portfolio. Commercial mortgages were $3.673 billion and construction loans were $675 million. Comparable amounts a year earlier were $3.834 billion in commercial real estate or 15.8 percent of total loans with $3.357 billion in commercial mortgages and $477 million in construction loans. At March 31, 1995, commercial mortgages were $3.621 billion and construction loans were $514 million, representing a combined 15.5 percent of total loans.
               Retail loans, including residential mortgages, grew $835 million or 7.9 percent for the quarter and $847 million or 8.1 percent year to date. Gains were concentrated in credit cards and residential mortgages which rose $556 million or 16.2 percent and $319 million or
         8.7 percent, respectively, for the three months and $674 million or
         20.4 percent and $215 million or 5.8 percent, respectively, for the first half. At June 30, 1995, managed credit card outstandings totaled $4.160 billion, including $124 million of net securitized loans, versus $3.591 billion a year earlier and $4.081 billion at first quarter-close. Beginning in the fourth quarter of 1995, the corporation will begin offering Visa commercial cards to facilitate the credit and recordkeeping needs of both corporate and small business customers. Commercial accounts offered will include the Wachovia Visa Purchasing card, the Wachovia Visa Corporate card and the Wachovia Visa Business card.
               Other revolving credit also was up for the quarter and first half. Direct retail loans were modestly lower for the three months but up slightly year to date. Indirect retail loans, which primarily consists of automobile sales financing, decreased modestly in both periods.
               Investment securities were higher by $509 million or 6.6 percent for the second quarter, $218 million or 2.8 percent year to date and $664 million or 8.7 percent from the first quarter. During the quarter, $1.950 billion of available-for-sale securities were sold at a loss with the proceeds being reinvested in higher yielding investments to help enhance the overall yield of the portfolio. The loss amounted to $26.236 million. At June 30,

____________________________________________________________________________________________________________________________________

NET INTEREST INCOME AND AVERAGE BALANCES                                                                                     TABLE 4
____________________________________________________________________________________________________________________________________

                                              Twelve
                                              Months                  1995                              1994
                                               Ended        -----------------------     -------------------------------------
                                              June 30        Second         First        Fourth         Third        Second
                                               1995          Quarter       Quarter       Quarter       Quarter       Quarter
                                            -----------     ---------     ---------     ---------     ---------     ---------
 NET INTEREST INCOME -- TAXABLE
   EQUIVALENT (thousands)

 Interest income:
  Loans .................................   $ 2,209,344     $ 605,468     $ 571,334     $ 537,181     $ 495,361     $ 458,695
  Investment securities .................       534,131       151,695       130,210       126,304       125,922       126,313
  Interest-bearing bank balances ........           458           105           101           110           142           185
  Federal funds sold and securities
   purchased under resale agreements ....         4,694           763         1,202         1,382         1,347         1,842
  Trading account assets ................        50,321        16,047        12,567        12,120         9,587         7,634
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total .............................     2,798,948       774,078       715,414       677,097       632,359       594,669

Interest expense:
  Interest-bearing demand ...............        57,176        14,412        14,367        14,443        13,954        13,456
  Savings and money market savings ......       204,422        61,595        50,578        47,438        44,811        37,928
  Savings certificates ..................       292,082        96,773        74,870        63,416        57,023        53,156
  Large denomination certificates .......        76,978        20,226        20,011        18,288        18,453        18,507
  Time deposits in foreign offices ......        31,950         9,503         7,507         7,898         7,042         4,098
  Short-term borrowed funds .............       387,485       119,486       108,389        88,115        71,495        61,337
  Long-term debt ........................       265,366        70,975        66,874        65,966        61,551        54,006
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total .............................     1,315,459       392,970       342,596       305,564       274,329       242,488
                                            -----------     ---------     ---------     ---------     ---------     ---------
Net interest income .....................   $ 1,483,489     $ 381,108     $ 372,818     $ 371,533     $ 358,030     $ 352,181
                                            ===========     =========     =========     =========     =========     =========

Annualized net yield on
  interest-earning assets ...............          4.30%         4.19%         4.36%         4.37%         4.30%         4.34%

AVERAGE BALANCES (millions)

Assets:
  Loans -- net of unearned income .......   $    25,811     $  27,203     $  26,219     $  25,290     $  24,553     $  23,969
  Investment securities .................         7,791         8,276         7,612         7,582         7,695         7,767
  Interest-bearing bank balances ........             7             6             6             7            11            18
  Federal funds sold and securities
   purchased under resale agreements ....            86            51            77           100           115           182
  Trading account assets ................           785           955           732           770           683           629
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total interest-earning assets .....        34,480        36,491        34,646        33,749        33,057        32,565

  Cash and due from banks ...............         2,472         2,491         2,502         2,544         2,350         2,346
  Premises and equipment ................           541           563           546           536           523           510
  Other assets ..........................         1,766         1,724         1,662         1,767         1,912         1,754
  Unrealized gains (losses) on securities
   available-for-sale ...................           (26)           15           (49)          (44)          (28)          (14)
  Allowance for loan losses .............          (406)         (408)         (405)         (406)         (405)         (408)
                                            -----------     ---------     ---------     ---------     ---------     ---------
       Total assets .....................   $    38,827     $  40,876     $  38,902     $  38,146     $  37,409     $  36,753
                                            ===========     =========     =========     =========     =========     =========

Liabilities and shareholders' equity:
  Interest-bearing demand ...............   $     3,309     $   3,218     $   3,288     $   3,364     $   3,367     $   3,420
  Savings and money market savings ......         6,196         6,415         6,060         6,114         6,197         6,103
  Savings certificates ..................         5,831         6,712         5,917         5,457         5,247         5,283
  Large denomination certificates .......         1,501         1,407         1,502         1,493         1,599         1,736
  Time deposits in foreign offices ......           611           636           587           612           610           422
  Short-term borrowed funds .............         6,994         7,869         7,390         6,619         6,115         6,038
  Long-term debt ........................         4,742         4,863         4,674         4,795         4,637         4,281
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total interest-bearing liabilities         29,184        31,120        29,418        28,454        27,772        27,283

Demand deposits in domestic offices .....         5,323         5,316         5,275         5,424         5,277         5,245
Demand deposits in foreign offices ......             6             7             6             6             5             5
Noninterest-bearing time deposits in
  domestic offices ......................            39            10            21            41            82            83
Other liabilities .......................         1,051         1,078           929         1,035         1,159         1,074
Shareholders' equity ....................         3,224         3,345         3,253         3,186         3,114         3,063
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total liabilities and
       shareholders' equity .............   $    38,827     $  40,876     $  38,902     $  38,146     $  37,409     $  36,753
                                            ===========     =========     =========     =========     =========     =========

 Total deposits .........................   $    22,816     $  23,721     $  22,656     $  22,511     $  22,384     $  22,297

                                                 Six Months Ended
                                                      June 30
                                               1995             1994
                                            -----------     -----------
 NET INTEREST INCOME -- TAXABLE
   EQUIVALENT (thousands)

 Interest income:
  Loans .................................   $ 1,176,802     $   881,083
  Investment securities .................       281,905         251,976
  Interest-bearing bank balances ........           206             345
  Federal funds sold and securities
   purchased under resale agreements ....         1,965           4,953
  Trading account assets ................        28,614          14,641
                                            -----------     -----------
      Total .............................     1,489,492       1,152,998

Interest expense:
  Interest-bearing demand ...............        28,779          26,691
  Savings and money market savings ......       112,173          72,212
  Savings certificates ..................       171,643         106,621
  Large denomination certificates .......        40,237          33,564
  Time deposits in foreign offices ......        17,010           7,378
  Short-term borrowed funds .............       227,875         112,962
  Long-term debt ........................       137,849          99,067
                                            -----------     -----------
      Total .............................       735,566         458,495
                                            -----------     -----------
Net interest income .....................   $   753,926     $   694,503
                                            ===========     ===========

Annualized net yield on
  interest-earning assets ...............          4.27%           4.35%

AVERAGE BALANCES (millions)
Assets:
  Loans -- net of unearned income .......   $    26,714     $    23,492
  Investment securities .................         7,946           7,728
  Interest-bearing bank balances ........             6              18
  Federal funds sold and securities
   purchased under resale agreements ....            64             287
  Trading account assets ................           844             650
                                            -----------     -----------
      Total interest-earning assets .....        35,574          32,175
  Cash and due from banks ...............         2,497           2,367
  Premises and equipment ................           555             506
  Other assets ..........................         1,692           1,617
  Unrealized gains (losses) on securities
   available-for-sale ...................           (17)             11
  Allowance for loan losses .............          (407)           (408)
                                            -----------     -----------
       Total assets .....................   $    39,894     $    36,268
                                            ===========     ===========

Liabilities and shareholders' equity:
  Interest-bearing demand ...............   $     3,253     $     3,403
  Savings and money market savings ......         6,238           6,089
  Savings certificates ..................         6,317           5,319
  Large denomination certificates .......         1,455           1,600
  Time deposits in foreign offices ......           611             420
  Short-term borrowed funds .............         7,631           6,092
  Long-term debt ........................         4,769           3,977
                                            -----------     -----------
      Total interest-bearing liabilities         30,274          26,900

Demand deposits in domestic offices .....         5,296           5,273
Demand deposits in foreign offices ......             6               5
Noninterest-bearing time deposits in
  domestic offices ......................            15              71
Other liabilities .......................         1,004             977
Shareholders' equity ....................         3,299           3,042
                                            -----------     -----------
      Total liabilities and
       shareholders' equity .............   $    39,894     $    36,268
                                            ===========     ===========

 Total deposits .........................   $    23,191     $    22,180
____________________________________________________________________________________________________________________________________

         1995, securities available-for-sale were $4.456 billion and securities held-to-maturity were $4.515 billion as detailed in the following table.

         $ in thousands
         Securities available-for-sale at market value:
           U.S. Government and agency ....................   $3,273,424
           Mortgage backed securities ....................      939,382
           Other .........................................      242,949
                                                             ----------
              Total securities available-for-sale ........    4,455,755

         Securities held-to-maturity:
           U.S. Government and agency ....................    2,489,592
           Mortgage backed securities ....................    1,566,217
           State and municipal ...........................      443,985
           Other .........................................       15,043
                                                             ----------
              Total securities held-to-maturity ..........    4,514,837
                                                             ----------
              Total investment securities ................   $8,970,592
                                                             ==========

               The market value of securities held-to-maturity at June 30, 1995 was $4.652 billion, representing a $137 million appreciation over book value. Securities available-for-sale marked to fair market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115), had an unrealized gain of $72.656 million, pretax, and $44.556 million, net of tax, at June 30, 1995. Unrealized gains on average securities available-for-sale for the second quarter were $14.581 million, pretax, and $8.933 million, net of tax. For the first six months of 1995, average securities available-for-sale had unrealized losses of $16.921 million, pretax, and $10.267 million, net of tax.
               Interest expense for the second quarter and first half rose $150.482 million or 62.1 percent and $277.071 million or 60.4 percent, respectively, from year-earlier periods and was up $50.374 million or
         14.7 percent from the first quarter. The increase resulted from both a higher average funding cost and greater levels of interest-bearing liabilities to support interest-earning asset growth. The average rate paid rose 150 basis points in the second period, 146 basis points year to date and 34 basis points from the preceeding three months, while average interest-bearing liabilities expanded $3.837 billion or 14.1 percent for the second period, $3.374 billion or 12.5 percent for the first six months and $1.702 billion or 5.8 percent from the first quarter.
               Interest-bearing time deposits were up $1.424 billion or 8.4 percent and $1.043 billion or 6.2 percent for the quarter and first half, respectively. Interest-bearing time deposits rose $1.034 billion or 6 percent from the first quarter, more than offsetting the $984 million increase in average loans for the same period. Savings certificates for the second quarter grew $1.429 billion or 27 percent year over year and rose $998 million or 18.8 percent year to date. The increases largely reflected the results of a one-day certificates of deposit sale in March attracting over $1 billion, approximately 86 percent of which was new money to the corporation. The sale also generated about 28,000 new account relationships out of approximately 77,000 accounts participating in the sale. Gains in both periods also occurred in savings and money market savings, with growth primarily in the corporation's newly offered Premiere money market account, which requires a minimum balance of $10,000. Interest-bearing demand and large denomination certificates decreased for both the quarter and first half.
               Short-term borrowings were higher by $1.831 billion or 30.3 percent for the quarter and $1.539 billion or 25.3 percent year to date. Compared with the first quarter, short-term borrowings were up $479 million or 6.5 percent. Year over year increases occurred in federal funds purchased and securities sold under repurchase agreements as well as in other short-term borrowings. Commercial paper borrowings declined. Other short-term borrowings include short-term bank notes with maturities from 30 days to one year. The notes are part of Wachovia Bank of North Carolina's bank note program, consisting of both short- and medium-term notes, with the former being issued beginning in the fourth quarter of 1994. At June 30, 1995, short-term notes outstanding totaled $1.907 billion with an average cost of 6.07 percent and an average maturity of 2.2 months. This compared with $1.187 billion in outstandings at March 31, 1995 with an average cost of 6.19 percent

____________________________________________________________________________________________________________________________________

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- SECOND QUARTER*                                                          TABLE 5
____________________________________________________________________________________________________________________________________

                                                                                                                     Variance
   Average Volume    Average Rate                                                Interest                         Attributable to
 -----------------   ------------                                           ------------------                   ------------------
   1995     1994      1995   1994                                            1995       1994        Variance       Rate      Volume
 -------  -------    -----  -----                                           -------    -------      --------     --------   -------
   (Millions)                                                                                      (Thousands)
                                        INTEREST INCOME
                                        Loans:
 $ 9,247  $ 7,330     7.60   5.71         Commercial .....................  $175,296   $104,411     $ 70,885     $ 39,577   $31,308
   1,775    1,985     9.73   8.61         Tax-exempt .....................    43,061     42,633          428        5,194    (4,766)
 -------  -------                                                           --------   --------     --------
  11,022    9,315     7.95   6.33            Total commercial ............   218,357    147,044       71,313       41,475    29,838
     730      735     9.31   8.18         Direct retail...................    16,940     14,988        1,952        2,043       (91)
   2,398    2,444     8.26   7.81         Indirect retail ................    49,370     47,629        1,741        2,662      (921)
   3,993    3,437    12.52  10.80         Credit card ....................   124,603     92,522       32,081       15,924    16,157
     342      331    12.75  11.28         Other revolving credit..........    10,853      9,302        1,551        1,241       310
 -------  -------                                                           --------   --------     --------
   7,463    6,947    10.84   9.49            Total retail ................   201,766    164,441       37,325       24,530    12,795
     602      480    10.04   8.62         Construction....................    15,060     10,317        4,743        1,863     2,880
   3,664    3,333     8.71   7.60         Commercial mortgages ...........    79,566     63,138       16,428        9,782     6,646
   3,960    3,641     8.23   7.65         Residential mortgages...........    81,246     69,466       11,780        5,460     6,320
 -------  -------                                                           --------   --------     --------
   8,226    7,454     8.58   7.69            Total real estate ...........   175,872    142,921       32,951       17,354    15,597
     200      172     8.03   7.78         Lease financing ................     4,013      3,328          685          111       574
     292       81     7.51   4.76         Foreign ........................     5,460        961        4,499          819     3,680
 -------  -------                                                           --------   --------     --------
  27,203   23,969     8.93   7.68            Total loans .................   605,468    458,695      146,773       80,308    66,465
                                        Investment securities:
                                          Held-to-maturity:
   2,491    2,248     6.79   6.57          U.S. Government and agency.....    42,167     36,806        5,361        1,276     4,085
   1,506      999     8.09   7.71          Mortgage backed securities.....    30,373     19,215       11,158          983    10,175
     458      614    11.98  12.78          State and municipal ...........    13,702     19,565       (5,863)      (1,155)   (4,708)
      15        6     6.26   3.57          Other..........................       236         53          183           60       123
 -------  -------                                                           --------   --------     --------
                                             Total securities held-
   4,470    3,867     7.76   7.85               to-maturity ..............    86,478     75,639       10,839         (842)   11,681
                                          Available-for-sale:**
   2,769    2,643     7.01   5.52          U.S. Government and agency.....    48,371     36,396       11,975       10,174     1,801
     800      977     6.58   4.51          Mortgage backed securities ....    13,120     10,992        2,128        4,385    (2,257)
     237      280     6.29   4.72          Other..........................     3,726      3,286          440          984      (544)
 -------  -------                                                           --------   --------     --------
                                             Total securities available-
   3,806    3,900     6.87   5.21               for-sale .................    65,217     50,674       14,543       15,788    (1,245)
 -------  -------                                                           --------   --------     --------
   8,276    7,767     7.35   6.52            Total investment securities..   151,695    126,313       25,382       16,733     8,649
       6       18     7.33   4.15       Interest-bearing bank balances....       105        185          (80)          91      (171)
                                        Federal funds sold and
                                          securities purchased under
      51      182     6.02   4.07         resale agreements...............       763      1,842       (1,079)         628    (1,707)
     955      629     6.74   4.87       Trading account assets ...........    16,047      7,634        8,413        3,578     4,835
 -------  -------                                                           --------   --------     --------
                                             Total interest-earning
 $36,491  $32,565     8.51   7.33              assets ....................   774,078    594,669      179,409      102,734    76,675
 =======  =======
                                        INTEREST EXPENSE
   3,218    3,420     1.80   1.58       Interest-bearing demand ..........    14,412     13,456          956        1,782      (826)
   6,415    6,103     3.85   2.49       Savings and money market savings..    61,595     37,928       23,667       21,643     2,024
   6,712    5,283     5.78   4.04       Savings certificates .............    96,773     53,156       43,617       26,835    16,782
   1,407    1,736     5.76   4.28       Large denomination certificates...    20,226     18,507        1,719        5,652    (3,933)
 -------  -------                                                           --------   --------     --------
                                             Total time deposits in
  17,752   16,542     4.36   2.98              domestic offices ..........   193,006    123,047       69,959       60,387     9,572
     636      422     5.99   3.89       Time deposits in foreign offices..     9,503      4,098        5,405        2,791     2,614
 -------  -------                                                           --------   --------     --------
  18,388   16,964     4.42   3.01            Total time deposits..........   202,509    127,145       75,364       63,931    11,433
                                        Federal funds purchased and
                                          securities sold under
   5,230    4,955     6.10   4.15         repurchase agreements ..........    79,571     51,217       28,354       25,367     2,987
     480      517     5.72   3.51       Commercial paper .................     6,834      4,515        2,319        2,661      (342)
                                        Other short-term borrowed
   2,159      566     6.15   3.97         funds ..........................    33,081      5,605       27,476        4,484    22,992
 -------  -------                                                           --------   --------     --------
                                             Total short-term
   7,869    6,038     6.09   4.07              borrowed funds ............   119,486     61,337       58,149       36,051    22,098
   3,962    3,441     5.64   4.71       Bank notes .......................    55,747     40,397       15,350        8,708     6,642
     901      840     6.78   6.50       Other long-term debt .............    15,228     13,609        1,619          605     1,014
 -------  -------                                                           --------   --------     --------
   4,863    4,281     5.85   5.06            Total long-term debt ........    70,975     54,006       16,969        9,092     7,877
 -------  -------                                                           --------   --------     --------
                                             Total interest-bearing
 $31,120  $27,283     5.06   3.56              liabilities ...............  $392,970   $242,488     $150,482      112,786    37,696
 =======  =======    -----  -----                                           --------   --------     --------

                      3.45   3.77       Interest rate spread
                     =====  =====
                                        Net yield on interest-
                                          earning assets and
                      4.19   4.34         net interest income ............  $381,108   $352,181     $ 28,927      (12,415)    41,342
                     =====  =====                                           ========   ========     ========

____________________________________________________________________________________________________________________________________


 *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
**Volume amounts are reported at amortized cost; excludes pretax unrealized gains (losses) of $15 million in 1995 and ($14) million in 1994

____________________________________________________________________________________________________________________________________

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- SIX MONTHS*                                                              TABLE 6
____________________________________________________________________________________________________________________________________



                                                                                                                     Variance
  Average Volume      Average Rate                                               Interest                          Attributable to
 ---------------      ------------                                        ----------------------                 -------------------
  1995     1994       1995   1994                                            1995        1994       Variance       Rate      Volume
 ------   -------    ------ ------                                        ----------  ----------    --------     --------  ---------
     (Millions)                                                                                    (Thousands)
                                         INTEREST INCOME
                                         Loans:
 $ 8,971  $ 7,002     7.58   5.40          Commercial.................... $  337,379  $  187,373    $150,006     $ 88,549  $ 61,457
   1,772    1,983     9.69   8.58          Tax-exempt ...................     85,138      84,416         722       10,242    (9,520)
 -------  -------                                                         ----------  ----------    --------
  10,743    8,985     7.93   6.10             Total commercial ..........    422,517     271,789     150,728       91,246    59,482
     731      724     9.10   8.14          Direct retail ................     33,015      29,246       3,769        3,484       285
   2,375    2,434     8.12   7.78          Indirect retail ..............     95,677      93,955       1,722        4,022    (2,300)
   3,974    3,300    12.40  10.84          Credit card ..................    244,400     177,387      67,013       27,742    39,271
                                           Other revolving
     341      331    12.64  11.23            credit  ....................     21,379      18,419       2,960        2,382       578
 -------  -------                                                         ----------  ----------    --------
   7,421    6,789    10.72   9.48           Total retail.................    394,471     319,007      75,464       44,148    31,316
     567      490     9.86   8.32          Construction .................     27,731      20,230       7,501        4,061     3,440
   3,608    3,292     8.67   7.39          Commercial mortgages..........    155,154     120,653      34,501       22,208    12,293
   3,906    3,691     8.20   7.71          Residential mortgages ........    158,900     141,126      17,774        9,296     8,478
 -------  -------                                                         ----------  ----------    --------
   8,081    7,473     8.53   7.61            Total real estate ..........    341,785     282,009      59,776       35,719    24,057
     196      166     7.99   7.96          Lease financing ..............      7,754       6,533       1,221           25     1,196
     273       79     7.61   4.44          Foreign ......................     10,275       1,745       8,530        1,927     6,603
 -------  -------                                                         ----------  ----------    --------
  26,714   23,492     8.88   7.56             Total loans ...............  1,176,802     881,083     295,719      165,614   130,105
                                         Investment securities:
                                           Held-to-maturity:
   2,492    2,228     6.84   6.63           U.S. Government and agency...     84,504      73,294      11,210        2,308     8,902
   1,378    1,079     8.06   7.64           Mortgage backed securities...     55,097      40,877      14,220        2,346    11,874
     482      622    12.10  12.71           State and municipal .........     28,910      39,228     (10,318)      (1,811)   (8,507)
      15       10     6.15   5.33           Other .......................        451         263         188           46       142
 -------  -------                                                         ----------  ----------    --------
                                              Total securities held-
   4,367    3,939     7.80   7.87               to-maturity .............    168,962     153,662      15,300       (1,272)   16,572
                                           Available-for-sale:**
   2,546    2,502     6.54   5.59           U.S. Government and agency...     82,590      69,286      13,304       12,041     1,263
     793      995     5.79   4.59           Mortgage backed securities...     22,742      22,686          56        5,211    (5,155)
     240      292     6.40   4.38           Other........................      7,611       6,342       1,269        2,555    (1,286)
 -------  -------                                                         ----------  ----------    --------
                                              Total securities available-
   3,579    3,789     6.36   5.23                for-sale ...............    112,943      98,314      14,629       20,336    (5,707)
 -------  -------                                                         ----------  ----------    --------
   7,946    7,728     7.15   6.57            Total investment securities.    281,905     251,976      29,929       22,689     7,240
       6       18     7.25   3.99        Interest-bearing bank balances..        206         345        (139)         178      (317)
                                         Federal funds sold and
                                           securities purchased under
      64      287     6.20   3.48          resale agreements ............      1,965       4,953      (2,988)       2,364    (5,352)
     844      650     6.83   4.54        Trading account assets .........     28,614      14,641      13,973        8,781     5,192
 -------  -------                                                         ----------  ----------    --------
                                             Total interest-earning
 $35,574  $32,175     8.44   7.23              assets ...................  1,489,492   1,152,998     336,494      206,819   129,675
 =======  =======
                                         INTEREST EXPENSE
 $ 3,253  $ 3,403     1.78   1.58        Interest-bearing demand ........     28,779      26,691       2,088        3,302    (1,214)
   6,238    6,089     3.63   2.39        Savings and money market savings    112,173      72,212      39,961       38,150     1,811
   6,317    5,319     5.48   4.04        Savings certificates............    171,643     106,621      65,022       42,551    22,471
   1,455    1,600     5.58   4.23        Large denomination certificates.     40,237      33,564       6,673        9,938    (3,265)
 -------  -------                                                         ----------  ----------    --------
                                              Total time deposits in
  17,263   16,411     4.12   2.94               domestic offices.........    352,832     239,088     113,744      100,757    12,987
     611      420     5.61   3.54        Time deposits in foreign offices     17,010       7,378       9,632        5,397     4,235
 -------  -------                                                         ----------  ----------    --------
  17,874   16,831     4.17   2.95             Total time deposits .......    369,842     246,466     123,376      107,263    16,113
                                         Federal funds purchased and
                                           securities sold under
   5,343    4,906     6.03   3.81          repurchase agreements.........    159,727      92,678      67,049       58,165     8,884
     449      560     5.62   3.34        Commercial paper................     12,528       9,273       3,255        5,367    (2,112)
                                         Other short-term borrowed
   1,839      626     6.10   3.55          funds ........................     55,620      11,011      44,609       12,103    32,506
 -------  -------                                                         ----------  ----------    --------
                                             Total short-term
   7,631    6,092     6.02   3.74               borrowed funds ..........    227,875     112,962     114,913       81,304    33,609
   3,900    3,162     5.60   4.63        Bank notes .....................    108,337      72,562      35,775       16,964    18,811
     869      815     6.85   6.56        Other long-term debt ...........     29,512      26,505       3,007        1,206     1,801
 -------  -------                                                         ----------  ----------    --------
   4,769    3,977     5.83   5.02             Total long-term debt ......    137,849      99,067      38,782       17,300    21,482
 -------  -------                                                         ----------  ----------    --------
                                              Total interest-bearing
 $30,274  $26,900     4.90   3.44               liabilities .............    735,566     458,495     277,071      213,992    63,079
 =======  =======    -----  -----                                         ----------  ----------    --------
                      3.54   3.79        Interest rate spread
                     =====  =====
                                         Net yield on interest-earning
                                           assets and net interest
                      4.27   4.35          income ....................... $  753,926  $  694,503    $ 59,423      (12,791)   72,214
                     =====  =====                                         ==========  ==========    ========

____________________________________________________________________________________________________________________________________





 *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
**Volume amounts are reported at amortized cost; excludes pretax unrealized gains (losses) of ($17) million in 1995 and $11 million in 1994 and an average maturity of 2.8 months.
                Long-term debt increased $582 million or 13.6 percent for the second quarter, $792 million or 19.9 percent for the first half and $189 million or 4 percent from the preceeding three months. Growth primarily reflected gains in medium-term bank notes which totaled $3.979 billion at June 30, 1995 with an average cost of 5.54 percent and an average maturity of 1.5 years. Comparable amounts a year earlier were $3.661 billion in outstandings with an average cost of 4.77 percent and an average maturity of 2.1 years. At March 31, 1995, medium-term bank notes were $3.809 billion with an average cost of 5.47 percent and an average maturity of 1.59 years.
                Gross deposits for the second quarter averaged $23.721 billion, an increase of $1.424 billion or 6.4 percent from $22.297 billion a year earlier. For the first half, gross deposits averaged $23.191 billion, higher by $1.011 billion or 4.6 percent from $22.180 billion in 1994. Collected deposits, net of float, averaged $21.985 billion for the quarter and $21.469 billion year to date, up $1.248 billion or 6 percent and $858 million or 4.2 percent, respectively, from the same 1994 periods.

ASSET AND LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY
                The corporation uses a number of tools to measure interest rate risk, including monitoring the difference or gap between rate sensitive assets and liabilities over various time periods, monitoring the change in present value of the asset and liability portfolios under various rate scenarios and simulating net interest income under the same rate scenarios. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates.
                The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 2 percentage points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of June 30, 1995, the model indicated the impact of a 2 percentage point gradual rise in rates over 12 months would approximate a .1 percent increase in net interest income, while a 2 percentage point decline in rates over the same period would approximate a .9 percent decrease from an unchanged rate environment.
                In addition to on-balance sheet instruments such as investment securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.
                Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At june 30, 1995, the corporation had $1.395 billion notional amount of derivatives outstanding for asset and liability management purposes. Interest rate swaps were $1.380 billion or 99 percent of the total notional amount. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing all transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual Counterparty.
                The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $18 million at June 30, 1995. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $15 million on the same date. Details of the net fair value gain of $3 million and additional asset and liability derivative information are included in the accompanying tables.

                           Estimated Fair Value of Asset and Liability Management Derivatives by Purpose
                           -----------------------------------------------------------------------------

                                                                       June 30, 1995                           June 30, 1994
                                                    --------------------------------------------------   -------------------------
                                                    Notional  Fair Value   Fair Value   Net Fair Value   Notional   Net Fair Value
        $ in millions                                 Value      Gains      (losses)    Gains (losses)     Value    Gains (losses)
                                                    --------  ----------   ----------   --------------   --------   --------------
        Convert floating rate liabilities
            to fixed:
          Swaps-pay fixed/receive floating........   $  127     $ 1            $(4)           $(3)        $  279         $(3)
          Caps purchased-pay fixed/receive
            floating..............................       15      --             --             --             15          --

        Convert fixed rate assets to floating:
          Swaps-pay fixed/receive floating........      140      --             (1)            (1)            --          --
          Forward starting swaps-pay
            fixed/receive floating................      284      --             (4)            (4)            --          --

        Convert fixed rate liabilities to
            floating:
          Swaps-receive fixed/pay floating........      200       3             (5)            (2)           100         (13)

        Convert floating rate assets to fixed:
          Swaps-receive fixed/pay floating........      219       1             (1)             --           385         (15)
          Index amortizing swaps-receive
            fixed/pay floating....................      410      13             --              13           150          (1)

        Hedge spread between prime and fed funds:
          Interest rate caps......................       --      --             --              --           400          --
                                                     ------     ---           ----             ---        ------        ----
             Total derivatives....................   $1,395     $18           ($15)            $ 3        $1,329        ($32)
                                                     ======     ===           ====             ===        ======        ====

                                  Maturity Schedule of Asset and Liability Management Derivatives
                                  ---------------------------------------------------------------
                                                                   June 30, 1995

                                                  Within                                              Over               Average
                                                   One        Two       Three     Four       Five     Five                Life
        $ in millions                              Year      Years      Years     Years      Years    Years     Total    (Years)
                                                  ------     -----      -----     -----      -----    -----     -----    -------
        Interest rate swaps:
          Pay fixed/receive floating:
            Notional amount....................   $ 150     $  48       $  11     $   15    $  19    $  24     $  267      1.69
            Weighted average rates received....    5.12%     6.59%       6.97%      6.80%    6.92%    6.12%      5.78%
            Weighted average rates paid........    7.40      8.52        5.87       6.87     6.70     7.52       7.47

          Receive fixed/pay floating:
            Notional amount....................   $ 108     $   8       $ 101     $    2       --    $ 200     $  419      5.27
            Weighted average rates received....    5.12%     9.06%       6.77%     10.70%      --     7.03%      6.52%
            Weighted average rates paid........    6.37      9.00        6.11       9.00       --     6.38       6.37

        Index amoritzing swaps:*
          Receive fixed/pay floating:
            Notional amount....................   $ 135     $  25       $ 250        --        --       --     $  410      1.73
            Weighted average rates received....    6.35%     7.39%       8.18%       --        --       --       7.53%
            Weighted average rates paid........    6.15      6.13        6.28        --        --       --       6.23

        Total interest rate swaps:
          Notional amount......................   $ 393     $  81       $ 362     $  17     $  19    $ 224     $1,096      3.07
          Weighted average rates received......    5.54%     7.08%       7.75%     7.18%     6.93%    6.93%      6.72%
          Weighted average rates paid..........    6.68      7.82        6.22      7.08      6.71     6.50       6.58

        Forward starting interest rate swaps:
          Notional amount......................   $ 226        --          --        --        --    $  58     $  284      1.84
          Weighted average rates paid..........    7.58%       --          --        --        --     8.03%      7.67%

        Interest rate caps
            (notional amount)**................   $  15        --          --        --        --       --     $   15       .38

              Total derivatives
                (notional amount)..............   $ 634     $  81       $ 362     $  17     $  19    $ 282     $1,395      2.79


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

NONPERFORMING ASSETS
                Nonperforming assets at JUNE 30, 1995 were $76.640 million or .27 percent of loans and foreclosed property. The total decreased $47.889 million or 38.5 percent from a year earlier and was lower by $16.083 million or 17.3 percent from first quarter-close. The declines primarily reflected paydowns, the return of cash-basis assets to accrual status and sales of foreclosed property.
                The largest portion of nonperforming assets is real estate related. At June 30, 1995, real estate nonperforming assets were $53.558 million or .64 percent of real estate loans and foreclosed real estate compared with $85.444 million or 1.14 percent a year earlier and $64.120 million or .80 percent at March 31, 1995. Nonperforming real estate loans included in these amounts were $37.783 million at June 30, 1995, $64.875 million a year earlier and $46.755 million at the end of the 1995 first quarter.
                Commercial real estate nonperforming assets were $29.837 million or .69 percent of related loans and foreclosed property versus $63.503 million or 1.66 percent at June 30, 1994 and $40.030 million or .97 percent at March 31, 1995. These included commercial real estate nonperforming loans of $23.721 million at June 30, 1995, $51.295 million a year earlier and $33.018 million at first quarter-close.

_____________________________________________________________________________________________________________________________

NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                                                                 TABLE 7
(thousands)
_____________________________________________________________________________________________________________________________

                                                                  June 30        March 31    Dec. 31     Sept. 30    June 30
                                                                   1995           1995        1994         1994       1994
                                                                  -------        -------    --------     --------    --------
NONPERFORMING ASSETS
Cash-basis assets -- domestic borrowers........................   $57,918*       $71,848    $ 78,712     $ 89,184    $100,696
Restructured loans -- domestic.................................        --**           --          --           --          --
                                                                  -------        -------    --------     --------    --------
     Total nonperforming loans.................................    57,918         71,848      78,712       89,184     100,696

Foreclosed property:
 Foreclosed real estate........................................    18,859         20,669      22,900       22,309      26,347
 Less valuation allowance......................................     3,084          3,304       4,026        5,025       5,778
 Other foreclosed assets.......................................     2,947          3,510       2,931        3,043       3,264
                                                                  -------        -------    --------     --------    --------
     Total foreclosed property.................................    18,722         20,875      21,805       20,327      23,833
                                                                  -------        -------    --------     --------    --------
     Total nonperforming assets................................   $76,640***     $92,723    $100,517     $109,511    $124,529
                                                                  =======        =======    ========     ========    ========

Nonperforming loans to period-end loans........................       .21%           .27%        .30%         .36%        .41%
Nonperforming assets to period-end loans and
  foreclosed property..........................................       .27            .35         .39          .44         .51

Period-end allowance for loan losses times
  nonperforming loans..........................................      7.06x          5.69x       5.16x        4.55x       4.03x
Period-end allowance for loan losses times
  nonperforming assets.........................................      5.33           4.41        4.04         3.71        3.26

CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)

Domestic borrowers.............................................   $49,004        $48,998    $ 37,010     $ 43,708    $ 50,321
                                                                  =======        =======    ========     ========    ========

  *Includes $18,254 of loans which have been defined as impaired per Statement of Financial Accounting Standards No. 114,
   "Accounting by Creditors for Impairment of a Loan" (FASB 114)
 **Excludes $10,171 of loans which have been renegotiated at market rates and have been reclassified to performing status
***Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $30,695;
   includes $4,639 of nonperforming assets on which interest and principal are paid current
_____________________________________________________________________________________________________________________________

PROVISION AND ALLOWANCE FOR LOAN LOSSES
                The provision for loan losses was $28.652 million for the quarter and $50.440 million year to date, increasing $12.310 million or
        75.3 percent and $16.339 million or 47.9 percent from the same respective periods a year earlier. The provision was up $6.864 million or 31.5 percent from the first quarter of 1995.
                The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Several factors are considered in this assessment, including growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions.
                Net loan losses totaled $28.519 million or .42 percent annualized of average loans for the quarter and $47.939 million or .36 percent year to date, up $12.645 million or 79.7 percent and $14.982 million or 45.5 percent, respectively, from the same periods in 1994. Net loan losses were higher by $9.099 million or 46.9 percent from the first quarter. Excluding credit card loans, net charge-offs totaled $7.876 million or .14 percent of average loans for the quarter and $9.068 million or .08 percent for the first half. This compared with $1.826 million or .04 percent and $5.752 million or .06 percent for the same three- and six-month periods, respectively, a year earlier and with $1.192 million or .02 percent in the first quarter of 1995.
                Credit card net charge-offs were $20.643 million or 2.07 percent annualized of average credit card loans for the second period and $38.871 million or 1.96 percent year to date versus $14.048 million or 1.63 percent and $27.205 million or 1.65 percent in the same respective periods of 1994. Real estate loans had net charge-offs of $3.462 million for the quarter and $2.092 million for the first half versus net recoveries of $2.154 million and $3.947 million, respectively, in 1994. Net loan losses for other retail loans, consisting of direct and indirect lending, totaled $2.556 million for the quarter and $4.949 million for the first six months compared with $1.856 million and $3.819 million, respectively, a year earlier.
                At June 30, 1995, the allowance for loan losses totaled $408.633 million or 1.45 percent of period-end loans and 706 percent coverage of nonperforming loans. Comparable amounts were $405.942 million, 1.67 percent and 403 percent, respectively, at second quarter-close 1994 and $408.500 million, 1.53 percent and 569 percent, respectively, at March 31, 1995.

___________________________________________________________________________________________________________________________

ALLOWANCE FOR LOAN LOSSES (thousands)                                                                               TABLE 8
___________________________________________________________________________________________________________________________

                                                         1995                      1994
                                                  -------------------  ----------------------------      Six Months Ended
                                                   Second     First    Fourth     Third    Second             June 30
                                                  Quarter    Quarter   Quarter   Quarter   Quarter        1995       1994
                                                  --------   --------  --------  --------  --------     --------   --------
SUMMARY OF TRANSACTIONS

Balance at beginning of period................    $408,500   $406,132  $406,005  $405,942  $405,474     $406,132   $404,798
Provision for loan losses.....................      28,652     21,788    19,539    18,123    16,342       50,440     34,101
Deduct net loan losses:
  Loans charged off:
   Commercial.................................       1,872        318     1,793     3,063     2,947        2,190      8,027
   Credit card................................      23,829     21,431    19,682    17,310    16,808       45,260     32,736
   Other revolving credit.....................       1,058        805     1,000       908       902        1,863      1,807
   Other retail...............................       3,528      3,412     3,216     2,504     2,605        6,940      5,689
   Real estate................................       5,499        391     1,785       749     1,352        5,890      2,171
   Lease financing............................         636        101        57        28        80          737        141
   Foreign....................................          --         --        --        --        --           --         --
                                                  --------   --------  --------  --------  --------     --------   --------
    Total.....................................      36,422     26,458    27,533    24,562    24,694       62,880     50,571
  Recoveries:
   Commercial.................................       1,400        695     1,382       915     1,423        2,095      3,380
   Credit card................................       3,186      3,203     2,926     2,837     2,760        6,389      5,531
   Other revolving credit.....................         267        322       224       285       303          589        550
   Other retail...............................         972      1,019       927     1,159       749        1,991      1,870
   Real estate................................       2,037      1,761     2,624     1,273     3,506        3,798      6,118
   Lease financing............................          41         30        31        25        70           71        148
   Foreign....................................          --          8         7         8         9            8         17
                                                  --------   --------  --------  --------  --------     --------   --------
    Total.....................................       7,903      7,038     8,121     6,502     8,820       14,941     17,614
                                                  --------   --------  --------  --------  --------     --------   --------
  Net loan losses.............................      28,519     19,420    19,412    18,060    15,874       47,939     32,957
                                                  --------   --------  --------  --------  --------     --------   --------
Balance at end of period......................    $408,633*  $408,500* $406,132  $406,005  $405,942     $408,633*  $405,942
                                                  ========   ========  ========  ========  ========     ========   ========

NET LOAN LOSSES (RECOVERIES) BY CATEGORY

Commercial....................................    $    472   $   (377) $    411  $  2,148  $  1,524     $     95   $  4,647
Credit card...................................      20,643     18,228    16,756    14,473    14,048       38,871     27,205
Other revolving credit........................         791        483       776       623       599        1,274      1,257
Other retail..................................       2,556      2,393     2,289     1,345     1,856        4,949      3,819
Real estate...................................       3,462     (1,370)     (839)     (524 )  (2,154)       2,092     (3,947)
Lease financing...............................         595         71        26         3        10          666         (7)
Foreign.......................................          --         (8)       (7)       (8 )      (9)          (8)       (17)
                                                  --------   --------  --------  --------  --------     --------   --------
    Total.....................................    $ 28,519   $ 19,420  $ 19,412  $ 18,060  $ 15,874     $ 47,939   $ 32,957
                                                  ========   ========  ========  ========  ========     ========   ========

Net Loan Losses -- excluding credit cards.....    $  7,876   $  1,192  $  2,656  $  3,587  $  1,826     $  9,068   $  5,752

ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY

Commercial....................................         .02%      (.01%)     .02%      .09 %     .07%          --%       .10%
Credit card...................................        2.07       1.84      1.76      1.57      1.63         1.96       1.65
Other revolving credit........................         .93        .57       .92       .74       .72          .75        .76
Other retail..................................         .33        .31       .29       .17       .23          .32        .24
Real estate...................................         .17       (.07)     (.04)     (.03 )    (.12)         .05       (.11)
Lease financing...............................        1.19        .15       .06       .01       .02          .68       (.01)
Foreign.......................................          --       (.01)     (.01)     (.04 )    (.04)        (.01)      (.04)
Total loans...................................         .42        .30       .31       .29       .26          .36        .28

Total loans -- excluding credit cards.........         .14        .02       .05       .07       .04          .08        .06

Period-end allowance to outstanding loans.....        1.45       1.53      1.57      1.63      1.67         1.45       1.67

*Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for
 Impairment of a Loan," of $0 at June 30, 1995 and $2,070 at March 31, 1995
___________________________________________________________________________________________________________________________

NONINTEREST INCOME
                Total other operating revenue for the quarter rose $13.005 million or 8.5 percent year over year and was higher by $25.229 million or 8.5 percent for the first half. Gains in both periods primarily reflected good growth in credit card income, trading account profits and other service charges and fees along with strengthened levels of deposit account service charges. Compared with the first quarter, total other operating revenue increased $9.211 million or 5.9 percent.
                Credit card income for the quarter and first six months grew $3.747 million or 13.3 percent and $7.357 million or 13.8 percent, respectively. Higher levels of cardholder interchange income and net merchant discount income along with gains from other card income, including loan securitization, accounted for the increases. Cardholder purchase volume totaled $913 million for the quarter and $1.702 billion year to date versus $813 million and $1.475 billion, respectively, in 1994.
                Trading account profits rose $1.777 million for the second period and $3.337 million for the first half, reflecting good gains in municipal securities and government and U.S. agency securities as well as narrowed losses on money market trading activities.
                Other service charges and fees increased $6.732 million or 51.2 percent and $11.922 million or 44.5 percent for the three- and six-month periods, respectively. Growth was driven primarily by electronic banking, consisting of debit card and ATM fees, and by investment fee income, comprised of fees largely from mutual funds and brokers commissions. Electronic banking services represent approximately 40 percent of total other service charges and fees, while investment fee income represents approximately 30 percent. Safe deposit and safekeeping fees, representing approximately 10 percent of the total, and other service charges and fees, comprising approximately 20 percent, also were higher for both periods.
                Service charges on deposit accounts were up $1.806 million or
        3.6 percent for the quarter and $2.537 million or 2.6 percent year to date. Gains were due to mainly higher overdraft and insufficient funds charges as well as to increased savings account service charges. Commercial account analysis fees were modestly lower in both periods, although corporate service levels expanded. The lower analysis fees reflected increased credit given for corporate deposit balances in a higher year-over-year interest rate environment.
                Trust service fees were largely unchanged for the quarter, rising $228 thousand or less than 1 percent. For the first six months, trust service fees decreased a modest $572 thousand or under 1 percent, largely reflecting a decline in custodial assets due to the loss of a major account in late 1994.
                Mortgage fee income decreased $1.168 million or 15.1 percent for the three months and $747 thousand or 4.7 percent for the six months. Reduced loan servicing fees, resulting from the April sale of the corporation's mortgage servicing portfolio, primarily accounted for the declines in both periods. Lower residential mortgage origination fees also contributed to the decreases with loan originations for the second quarter and first half totaling $302.799 million and $509.685 million, respectively, versus $387.470 million and $850.126 million, respectively, a year earlier.
                Remaining combined categories of total other operating revenue were modestly lower for the second period but increased $1.395 million or 3.8 percent for the first six months. Insurance premiums and commissions remained essentially flat for the quarter but were higher by $633 thousand or 10.4 percent year to date. Bankers' acceptance and letter of credit fees were up modestly for the second period but decreased $674 thousand or 5.6 percent for the first half. Other income decreased $177 thousand or 1.6 percent for the quarter but was up $1.436 million or 7.7 percent for the first six months. Included in other income are revenues from Wachovia's customer portfolio of interest rate and currency derivatives (excluding foreign exchange forwards and options) which had a notional amount of $4.905 billion and a fair value of $3.575 million at June 30, 1995 versus $2.439 billion and $4.744 million, respectively, a year earlier.
               Including a gain from the sale of the corporation's mortgage servicing portfolio and losses on sales of investment securities, total noninterest income was higher by $65.573 million or 42.7 percent for the quarter and $77.096 million or 25.8 percent year to date. The sale of the mortgage servicing portfolio in April resulted in a pretax gain of $79.025 million, while losses on investment securities sales totaled $26.236 million for the quarter and $26.365 million for the first half of 1995.

____________________________________________________________________________________________________________________________________

NONINTEREST INCOME (thousands)                                                                                               TABLE 9
____________________________________________________________________________________________________________________________________

                                                        1995                            1994
                                               ----------------------    --------------------------------       Six Months Ended
                                                Second        First       Fourth        Third     Second            June 30
                                                Quarter      Quarter      Quarter      Quarter    Quarter       1995        1994
                                               ---------    ---------    ---------    --------   --------    ---------    --------
Service charges on deposit accounts .......    $  52,452    $  48,881    $  48,413    $ 48,940   $ 50,646    $ 101,333    $ 98,796
Fees for trust services ...................       33,211       30,881       31,285      32,151     32,983       64,092      64,664
Credit card income -- net of
  interchange payments ....................       31,867       28,944       30,200      28,271     28,120       60,811      53,454
Mortgage fee income .......................        6,547        8,454        8,886       8,590      7,715       15,001      15,748
Trading account profits (losses) --
  excluding interest.......................        2,375        3,067         (582)      1,576        598        5,442       2,105
Insurance premiums and commissions ........        3,385        3,313        3,189       2,425      3,379        6,698       6,065
Bankers' acceptance and letter of
  credit fees .............................        5,743        5,559        5,365       5,827      5,689       11,302      11,976
Other service charges and fees ............       19,888       18,817       15,530      14,571     13,156       38,705      26,783
Other income ..............................       10,836        9,177       12,437       9,190     11,013       20,013      18,577
                                               ---------    ---------    ---------    --------   --------    ---------    --------
      Total other operating revenue .......      166,304      157,093      154,723     151,541    153,299      323,397     298,168
Gain on sale of mortgage servicing
  portfolio ...............................       79,025           --           --          --         --       79,025          --
Investment securities gains (losses) ......      (26,236)        (129)       2,094         433        221      (26,365)        793
                                               ---------    ---------    ---------    --------   --------    ---------    --------
      Total ...............................    $ 219,093    $ 156,964    $ 156,817    $151,974   $153,520    $ 376,057    $298,961
                                               =========    =========    =========    ========   ========    =========    ========
____________________________________________________________________________________________________________________________________

NONINTEREST EXPENSE
               Total noninterest expense for the second quarter and first six months was up $32.072 million or 11.7 percent and $45.054 million or
         8.3 percent, respectively, from year-earlier periods. Noninterest expense for the quarter included $18.100 million of expenses related to severance costs from continued consolidation efforts, higher consulting fees associated with strategic initiatives and charitable contributions. The corporation's overhead ratio measuring noninterest expense as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) was 56 percent for the second period and 54.7 percent year to date versus 54.3 percent and 54.9 percent, respectively, in 1994. Noninterest expense was up $23.585 million or 8.3 percent from the first quarter of 1995.
               Total personnel expense for the second period increased $8.755 million or 6.2 percent year over year and $12.704 million or 4.5 percent for the first half. Salaries expense rose $8.838 million or 7.7 percent and

         $11.812 million or 5.1 percent for the three and six months, respectively, primarily due to higher base salaries and severance expense resulting from a management structure review and the sale of the corporation's mortgage servicing portfolio. Employee benefits expense decreased slightly for the quarter but was up modestly year to date.
               Combined net occupancy and equipment expense was higher by $2.669 million or 5.8 percent for the second period and $5.182 million or 5.6 percent for the first six months. Increased installation, relocation and maintenance costs for enhanced technology projects helped push equipment expense up $1.925 million or 7.4 percent for the quarter and $3.676 million or 7 percent year to date. Net occupancy expense rose $744 thousand or 3.7 percent for the three months and $1.506 million or 3.8 percent for the first half.
               Remaining combined categories of noninterest expense were up $20.648 million or 23.7 percent for the quarter and $27.168 million or 16 percent for the first six months. Professional services expense increased $3.764 million or 69.9 percent for the three months and $5.503 million or 58.9 percent year to date, largely reflecting consulting fees associated with corporate strategic initiatives. Outside data processing, programming and software expense rose $2.545 million or 31.3 percent for the quarter and $3.957 million or 23.8 percent for the first half, primarily due to increased volume of treasury cash services operations and to higher external programming costs associated with ongoing technology projects. The sale of the corporation's mortgage servicing portfolio in April helped lower amortization expense by $2.486 million or 54 percent for the quarter and $3.552 million or 36.5 percent for the first half. Foreclosed property expense totaled $408 thousand for the second period and $253 thousand for the first six months versus net gains of $404 thousand and $3.845 million, respectively, in 1994. Other expense for the quarter rose $13.486 million or 52.7 percent and included a $10 million increase charitable contributions.

____________________________________________________________________________________________________________________________________

NONINTEREST EXPENSE (thousands)                                                                                             TABLE 10
____________________________________________________________________________________________________________________________________

                                                                  1995                                1994
                                                        -----------------------       ---------------------------------------
                                                         Second         First          Fourth         Third          Second
                                                         Quarter       Quarter         Quarter       Quarter         Quarter
                                                        --------      ---------       --------      ---------       ---------
Salaries ............................................   $123,720      $ 118,185       $117,904      $ 116,793       $ 114,882
Employee benefits ...................................     26,267         26,778         23,662         22,902          26,350
                                                        --------      ---------       --------      ---------       ---------
      Total personnel expense .......................    149,987        144,963        141,566        139,695         141,232
Net occupancy expense ...............................     20,940         20,190         21,261         20,026          20,196
Equipment expense ...................................     27,935         28,263         27,197         26,789          26,010
Postage and delivery ................................      9,190          9,592          8,650          8,645           8,816
Outside data processing, programming and software ...     10,664          9,897         10,773          7,834           8,119
Stationery and supplies .............................      6,619          6,208          6,182          6,578           5,836
Advertising and sales promotion .....................      9,747          9,412          6,949          8,019           9,316
Professional services ...............................      9,149          5,691          6,539          4,617           5,385
Travel and business promotion .......................      5,110          4,059          4,650          3,757           4,343
FDIC insurance and regulatory examinations ..........     13,344         13,339         13,188         13,294          13,589
Check clearing and other bank services ..............      2,337          2,150          2,204          2,475           1,920
Amortization of intangible assets ...................      2,116          4,071          4,430          4,524           4,602
Foreclosed property expense .........................        408           (155)             9           (452)           (404)
Other expense .......................................     39,071         25,352         28,927         25,492          25,585
                                                        --------      ---------       --------      ---------       ---------
      Total .........................................   $306,617      $ 283,032       $282,525      $ 271,293       $ 274,545
                                                        ========      =========       ========      =========       =========

Overhead ratio ......................................      56.01%         53.41%         53.69%         53.24%          54.31%

                                                            Six Months Ended
                                                                 June 30
                                                          1995           1994
                                                        --------      ---------
Salaries ............................................   $241,905      $ 230,093
Employee benefits ...................................     53,045         52,153
                                                        --------      ---------
      Total personnel expense .......................    294,950        282,246
Net occupancy expense ...............................     41,130         39,624
Equipment expense ...................................     56,198         52,522
Postage and delivery ................................     18,782         17,868
Outside data processing, programming and software ...     20,561         16,604
Stationery and supplies .............................     12,827         11,798
Advertising and sales promotion .....................     19,159         19,099
Professional services ...............................     14,840          9,337
Travel and business promotion .......................      9,169          7,847
FDIC insurance and regulatory examinations ..........     26,683         26,969
Check clearing and other bank services ..............      4,487          4,215
Amortization of intangible assets ...................      6,187          9,739
Foreclosed property expense .........................        253         (3,845)
Other expense .......................................     64,423         50,572
                                                        --------      ---------
      Total .........................................   $589,649      $ 544,595
                                                        ========      =========

Overhead ratio ......................................      54.73%         54.86%
____________________________________________________________________________________________________________________________________

INCOME TAXES
               Applicable income taxes increased $22.245 million or 39.9 percent for the quarter and $30.750 million or 28.9 percent year to date. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal debt securities and industrial revenue obligations. Also, within certain limitations, one-half of the interest income on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well, and results in substantial interest savings for local governments and their constituents.

____________________________________________________________________________________________________________________________________

INCOME TAXES (thousands)                                                                                                    TABLE 11
____________________________________________________________________________________________________________________________________

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30                   June 30
                                                                   1995         1994         1995         1994
                                                                ---------    ---------    ---------    ---------
Income before income taxes ..................................   $ 240,945    $ 189,932    $ 442,285    $ 365,410
                                                                =========    =========    =========    =========

Federal income taxes at statutory rate ......................   $  84,331    $  66,476    $ 154,800    $ 127,893
State and local income taxes -- net of federal benefit.......      (2,214)         970       (1,816)       2,191
Effect of tax-exempt securities interest and other income ...     (10,756)     (12,005)     (21,605)     (23,972)
Other items .................................................       6,675          350        5,841          358
                                                                ---------    ---------    ---------    ---------
     Total tax expense ......................................   $  78,036    $  55,791    $ 137,220    $ 106,470
                                                                =========    =========    =========    =========

Currently payable:
  Federal ...................................................   $  90,228    $  58,811    $ 152,745    $ 102,070
  Foreign ...................................................          57           26          124           60
  State and local ...........................................       8,778        2,363       10,713        4,776
                                                                ---------    ---------    ---------    ---------
     Total ..................................................      99,063       61,200      163,582      106,906

Deferred:
  Federal ...................................................      (8,843)      (4,539)     (12,855)         969
  State and local ...........................................     (12,184)        (870)     (13,507)      (1,405)
                                                                ---------    ---------    ---------    ---------
     Total ..................................................     (21,027)      (5,409)     (26,362)        (436)
                                                                ---------    ---------    ---------    ---------
     Total tax expense ......................................   $  78,036    $  55,791    $ 137,220    $ 106,470
                                                                =========    =========    =========    =========
____________________________________________________________________________________________________________________________________

FINANCIAL CONDITION AND CAPITAL RATIOS
               The corporation's assets at June 30, 1995 totaled $42.867 billion, including $38.329 billion of interest-earning assets and $28.251 billion of loans. Comparable amounts a year earlier were $37.069 billion, $32.964 billion and $24.300 billion, respectively. At March 31, 1995, assets were $40.223 billion, interest-earning assets were $35.814 billion and loans were $26.728 billion.
               Deposits at June 30, 1995 were $23.892 billion, including
         $18.530 billion of time deposits, representing 77.6 percent of the total. This compared with $22.218 billion of deposits, including $16.945 billion of time deposits or 76.3 percent of the total at second quarter-end 1994 and with $23.110 billion of deposits, including $17.956 billion of time deposits or 77.7 percent of the total at March 31, 1995.
               Shareholders' equity at second quarter-close was $3.535 billion, higher by $386 million or 12.3 percent from $3.149 billion at June 30, 1994 and up $130 million or 3.8 percent from the preceding quarter-close. The total at June 30, 1995 included $44.556 million, net of tax, of unrealized gains on securities available-for-sale marked to fair market value under FASB 115.
               Cash dividends paid totaled $56.302 million for the second quarter and $112.760 million year to date, higher by 9.5 percent and
         9.6 percent, respectively, from the same periods in 1994. Cash dividends paid represented a payout of 34.6 percent of net income for the quarter and 37 percent for the first half. The corporation's board of directors declared a third quarter dividend of $.36 per share at its meeting on July 28, 1995, payable September 1 to shareholders of record on August 7. The dividend represents an increase of 9.1 percent from the previous quarter and is higher by 20 percent from the third quarter of 1994.
               The corporation was authorized by the board of directors on July 28, 1995 to repurchase up to 5 million shares of its common stock. The authorization replaced an earlier action on July 22, 1994 to repurchase the same number of shares. Repurchased shares will be used for various corporate purposes, including share issuance for the corporation's employee stock plans and dividend reinvestment plan. In the second quarter of 1995, the corporation repurchased 1,060,900 shares at an average price of $35.311 per share for a total cost of $37.462 million. As of June 30, 1995, a total of 1,795,000 shares had been repurchased under the earlier authorization which was terminated effective with the new authorization.
               Intangible assets at June 30, 1995 were $41.492 million, consisting of $30.216 million in goodwill, $7.753 million in deposit base intangibles and $3.523 million in other intangible assets, primarily purchased credit card intangibles. In April, the corporation sold its mortgage servicing portfolio with associated mortgage servicing rights totaling $31.903 million at March 31, 1995.
         Intangible assets at second quarter-close 1994 were $85.601 million, with $39.014 million in mortgage servicing rights, $31.706 million in goodwill, $9.610 million in deposit base intangibles and $5.271 million in other intangible assets. At March 31, 1995, intangible assets totaled $74.614 million.
               Regulatory agencies divide capital into Tier I (consisting of shareholders' equity less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under FASB 115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.
               Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards.
               At June 30, 1995, Wachovia's Tier I to risk-adjusted assets ratio was 9.31 percent with total capital 13.15 percent of risk-adjusted assets. The corporation's Tier I leverage ratio was 8.47 percent.

____________________________________________________________________________________________________________________________________

CAPITAL COMPONENTS AND RATIOS (thousands)                                                                                  TABLE 12
____________________________________________________________________________________________________________________________________


                                                              1995                                      1994
                                                ------------------------------      ---------------------------------------------
                                                   Second             First           Fourth            Third           Second
                                                   Quarter           Quarter          Quarter          Quarter          Quarter
                                                ------------       -----------      -----------      -----------      -----------
Tier I capital:
  Common shareholders' equity ...............   $  3,535,313       $ 3,404,983      $ 3,286,507      $ 3,214,881      $ 3,149,144
  Less ineligible intangible assets .........         30,216            30,589           30,961           31,334           32,349
  Unrealized (gains) losses on securities
    available-for-sale, net of tax ..........        (44,556)           10,111           37,635           21,510           15,140
                                                ------------       -----------      -----------      -----------      -----------
     Total Tier I capital ...................      3,460,541         3,384,505        3,293,181        3,205,057        3,131,935

Tier II capital:
  Allowable allowance for loan losses .......        408,633           408,500          406,132          406,005          405,942
  Allowable long-term debt ..................      1,020,267           770,680          830,782          832,881          833,253
                                                ------------       -----------      -----------      -----------      -----------
     Tier II capital additions ..............      1,428,900         1,179,180        1,236,914        1,238,886        1,239,195
                                                ------------       -----------      -----------      -----------      -----------
     Total capital ..........................   $  4,889,441       $ 4,563,685      $ 4,530,095      $ 4,443,943      $ 4,371,130
                                                ============       ===========      ===========      ===========      ===========

Risk-adjusted assets ........................   $ 37,189,208       $36,207,967      $35,573,896      $34,100,248      $32,746,004

Quarterly average assets ....................   $ 40,875,958       $38,901,940      $38,146,370      $37,676,339      $37,174,827

Risk-based capital ratios:
  Tier I capital ............................           9.31%             9.35%            9.26%            9.40%            9.56%
  Total capital .............................          13.15             12.60            12.73            13.03            13.35

Tier I leverage ratio* ......................           8.47              8.70             8.63             8.51             8.43

Shareholders' equity to total assets ........           8.25              8.47             8.39             8.43             8.50

*Ratio excludes the average unrealized gains
 (losses) on securities available-for-sale,
 net of tax, of $8,933, ($29,681), ($26,581),
 ($16,885) and ($8,535), respectively
____________________________________________________________________________________________________________________________________

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                June 30           December 31         June 30
$ in thousands                                                                    1995               1994              1994
                                                                              -----------        -----------        -----------
ASSETS
Cash and due from banks....................................................   $ 2,629,502        $ 2,670,115        $ 2,200,729
Interest-bearing bank balances.............................................         5,893              6,763             14,464
Federal funds sold and securities
  purchased under resale agreements........................................        14,571            201,606            225,471
Trading account assets.....................................................     1,086,599            889,958            754,735
Securities available-for-sale..............................................     4,455,755          3,538,247          3,819,409
Securities held-to-maturity (market value of $4,651,867,
  $4,114,644 and $3,906,979, respectively).................................     4,514,837          4,184,610          3,849,645
Loans and net leases.......................................................    28,258,874         25,898,774         24,308,606
Less unearned income on loans..............................................         7,815              7,970              8,714
                                                                              -----------        -----------        -----------
      Total loans..........................................................    28,251,059         25,890,804         24,299,892
Less allowance for loan losses.............................................       408,633            406,132            405,942
                                                                              -----------        -----------        -----------
      Net loans............................................................    27,842,426         25,484,672         23,893,950
Premises and equipment.....................................................       574,623            543,548            522,317
Due from customers on acceptances..........................................       565,785            416,591            614,908
Other assets...............................................................     1,177,488          1,251,848          1,173,386
                                                                              -----------        -----------        -----------
      Total assets.........................................................   $42,867,479        $39,187,958        $37,069,014
                                                                              ===========        ===========        ===========

LIABILITIES
Deposits in domestic offices:
  Demand...................................................................   $ 5,354,199        $ 5,657,579        $ 5,267,941
  Interest-bearing demand..................................................     3,215,348          3,524,857          3,369,453
  Savings and money market savings.........................................     6,486,959          6,065,966          6,178,332
  Savings certificates.....................................................     6,529,708          5,464,532          5,096,976
  Large denomination certificates..........................................     1,540,760          1,416,318          1,418,034
  Noninterest-bearing time.................................................         4,884             24,121             95,557
                                                                              -----------        -----------        -----------
      Total deposits in domestic offices...................................    23,131,858         22,153,373         21,426,293
Deposits in foreign offices:
  Demand...................................................................         7,221              5,540              5,448
  Time.....................................................................       752,733            910,345            786,314
                                                                              -----------        -----------        -----------
      Total deposits in foreign offices....................................       759,954            915,885            791,762
                                                                              -----------        -----------        -----------
      Total deposits.......................................................    23,891,812         23,069,258         22,218,055
Federal funds purchased and securities
  sold under repurchase agreements.........................................     6,642,662          5,898,398          5,066,104
Commercial paper...........................................................       493,878            406,706            471,639
Other short-term borrowed funds............................................     2,256,661          1,007,340            749,414
Long-term debt:
  Bank notes...............................................................     3,978,718          3,953,318          3,660,767
  Other long-term debt.....................................................     1,087,008            837,146            839,710
                                                                              -----------        -----------        -----------
      Total long-term debt.................................................     5,065,726          4,790,464          4,500,477
Acceptances outstanding....................................................       565,785            416,591            614,908
Other liabilities..........................................................       415,642            312,694            299,273
                                                                              -----------        -----------        -----------
      Total liabilities....................................................    39,332,166         35,901,451         33,919,870

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
  Authorized 50,000,000 shares; none outstanding...........................            --                 --                 --
Common stock, par value $5 per share:
  Issued 170,400,054, 170,933,749 and
    171,181,931, respectively..............................................       852,000            854,669            855,910
Capital surplus............................................................       721,806            741,946            753,940
Retained earnings..........................................................     1,961,507          1,689,892          1,539,294
                                                                              -----------        -----------        -----------
      Total shareholders' equity...........................................     3,535,313          3,286,507          3,149,144
                                                                              -----------        -----------        -----------
      Total liabilities and shareholders' equity...........................   $42,867,479        $39,187,958        $37,069,014
                                                                              ===========        ===========        ===========

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended             Six Months Ended
                                                                                June 30                        June 30
$ in thousands, except per share                                            1995         1994              1995         1994
                                                                          --------     --------        ----------    ---------
INTEREST INCOME
Loans............................................................         $593,858     $446,610        $1,153,632    $  857,062
Securities available-for-sale:
  State and municipal............................................               --           --                --            14
  Other investments..............................................           61,433       47,534           106,035        92,332
Securities held-to-maturity:
  State and municipal............................................            9,269       13,100            19,475        26,124
  Other investments..............................................           69,756       53,458           133,994       109,234
Interest-bearing bank balances...................................              105          185               206           345
Federal funds sold and securities
  purchased under resale agreements..............................              763        1,842             1,965         4,953
Trading account assets...........................................           14,907        7,058            26,576        13,576
                                                                          --------     --------        ----------    ----------
      Total interest income......................................          750,091      569,787         1,441,883     1,103,640

INTEREST EXPENSE
Deposits:
  Domestic offices...............................................          193,006      123,047           352,832       239,088
  Foreign offices................................................            9,503        4,098            17,010         7,378
                                                                          --------     --------        ----------    ----------
      Total interest on deposits.................................          202,509      127,145           369,842       246,466
Short-term borrowed funds........................................          119,486       61,337           227,875       112,962
Long-term debt...................................................           70,975       54,006           137,849        99,067
                                                                          --------     --------        ----------    ----------
      Total interest expense.....................................          392,970      242,488           735,566       458,495

NET INTEREST INCOME..............................................          357,121      327,299           706,317       645,145
Provision for loan losses........................................           28,652       16,342            50,440        34,101
                                                                          --------     --------        ----------    ----------
Net interest income after
  provision for loan losses .....................................          328,469      310,957           655,877       611,044

OTHER INCOME
Service charges on deposit accounts..............................           52,452       50,646           101,333        98,796
Fees for trust services..........................................           33,211       32,983            64,092        64,664
Credit card income...............................................           31,867       28,120            60,811        53,454
Mortgage fee income..............................................            6,547        7,715            15,001        15,748
Trading account profits..........................................            2,375          598             5,442         2,105
Other operating income...........................................           39,852       33,237            76,718        63,401
                                                                          --------     --------        ----------    ----------
      Total other operating revenue..............................          166,304      153,299           323,397       298,168
Gain on sale of mortgage servicing portfolio.....................           79,025           --            79,025            --
Investment securities gains (losses).............................          (26,236)         221           (26,365)          793
                                                                          --------     --------        ----------    ----------
      Total other income.........................................          219,093      153,520           376,057       298,961

OTHER EXPENSE
Salaries.........................................................          123,720      114,882           241,905       230,093
Employee benefits................................................           26,267       26,350            53,045        52,153
                                                                          --------     --------        ----------    ----------
      Total personnel expense ...................................          149,987      141,232           294,950       282,246
Net occupancy expense............................................           20,940       20,196            41,130        39,624
Equipment expense................................................           27,935       26,010            56,198        52,522
Other operating expense..........................................          107,755       87,107           197,371       170,203
                                                                          --------     --------        ----------    ----------
      Total other expense........................................          306,617      274,545           589,649       544,595
Income before income taxes.......................................          240,945      189,932           442,285       365,410
Applicable income taxes..........................................           78,036       55,791           137,220       106,470
                                                                          --------     --------        ----------    ----------
NET INCOME.......................................................         $162,909     $134,141        $  305,065    $  258,940
                                                                          ========     ========        ==========    ==========
Net income per common share:
  Primary........................................................         $    .94     $    .78        $     1.77    $     1.50
  Fully diluted..................................................         $    .95     $    .78        $     1.77    $     1.50
Average shares outstanding:
  Primary........................................................          171,986      172,558           172,095       172,648
  Fully diluted..................................................          172,446      173,197           172,589       173,298

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Common Stock
                                                                         --------------------------        Capital        Retained
$ in thousands, except per share                                           Shares           Amount         Surplus        Earnings
                                                                         -----------       --------       --------       ----------
PERIOD ENDED JUNE 30, 1994
Balance at beginning of year ........................................    171,375,772       $856,879       $761,573       $1,399,495
Net income ..........................................................                                                       258,940
Cash dividends declared on common
  stock -- $.60 a share .............................................                                                      (102,842)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...........................        475,983          2,380         11,352
  Dividend reinvestment plan ........................................        176,845            885          4,817
  Conversion of debentures ..........................................         21,254            106            301
Common stock acquired ...............................................       (867,923)        (4,340)       (23,909)
Unrealized losses on securities
  available-for-sale, net of tax ....................................                                                       (15,140)
Miscellaneous .......................................................                                         (194)          (1,159)
                                                                         -----------       --------       --------       ----------

Balance at end of period ............................................    171,181,931       $855,910       $753,940       $1,539,294
                                                                         ===========       ========       ========       ==========

PERIOD ENDED JUNE 30, 1995
Balance at beginning of year ........................................    170,933,749       $854,669       $741,946       $1,689,892
Net income ..........................................................                                                       305,065
Cash dividends declared on common
  stock -- $.66 a share .............................................                                                      (112,760)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...........................        428,203          2,141          9,437
  Dividend reinvestment plan ........................................        181,855            909          5,542
  Conversion of debentures ..........................................         41,989            210            594
Common stock acquired ...............................................     (1,185,742)        (5,929)       (35,678)
Unrealized gains on securities
  available-for-sale, net of tax ....................................                                                        82,191
Miscellaneous .......................................................                                          (35)          (2,881)
                                                                         -----------       --------       --------       ----------

Balance at end of period ............................................    170,400,054       $852,000       $721,806       $1,961,507
                                                                         ===========       ========       ========       ==========

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Six Months Ended
                                                                                                            June 30
$ in thousands                                                                                       1995              1994
                                                                                                  ----------         ----------
OPERATING ACTIVITIES
Net income....................................................................................    $  305,065         $  258,940
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses...................................................................        50,440             34,101
  Depreciation and amortization...............................................................        36,125             56,174
  Deferred income tax benefit.................................................................       (26,362)              (436)
  Investment securities (gains) losses........................................................        26,365               (793)
  Gain on sale of noninterest-earning assets..................................................        (1,239)            (3,964)
  Gain on sale of mortgage servicing portfolio................................................       (79,025)                --
  Increase (decrease) in accrued income taxes.................................................        28,006             (2,036)
  Increase in accrued interest receivable.....................................................       (36,672)            (7,567)
  Increase in accrued interest payable........................................................        37,120              5,442
  Net change in other accrued and deferred income and expense.................................        39,496            (20,388)
  Net trading account activities..............................................................      (196,641)            34,044
  Net loans held for resale...................................................................      (221,392)           334,077
                                                                                                  ----------         ----------
      Net cash provided (used) by operating activities........................................       (38,714)           687,594

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing bank balances.....................................           870             (1,986)
Net decrease in federal funds sold and securities
  purchased under resale agreements...........................................................       187,035            465,635
Purchases of securities available-for-sale....................................................    (3,554,684)          (653,997)
Purchases of securities held-to-maturity......................................................      (533,109)           (92,171)
Sales of securities available-for-sale........................................................     2,245,946             36,876
Calls, maturities and prepayments of securities available-for-sale............................       497,582            500,870
Calls, maturities and prepayments of securities held-to-maturity..............................       201,599            384,165
Net increase in loans made to customers.......................................................    (2,189,945)        (1,695,888)
Capital expenditures..........................................................................       (74,148)           (58,391)
Proceeds from sales of premises and equipment.................................................         7,890              3,956
Proceeds from sale of mortgage servicing portfolio............................................       142,011                 --
Net (increase) decrease in other assets.......................................................        33,495            (58,719)
                                                                                                  ----------         ----------
      Net cash used by investing activities...................................................    (3,035,458)        (1,169,650)

FINANCING ACTIVITIES
Net decrease in demand, savings and money market accounts.....................................      (209,452)          (982,732)
Net increase (decrease) in certificates of deposit............................................     1,032,006           (151,611)
Net increase in federal funds purchased and securities sold under repurchase agreements.......       744,264            324,821
Net increase (decrease) in commercial paper...................................................        87,172           (117,539)
Net increase (decrease) in other short-term borrowings........................................     1,249,321           (341,709)
Proceeds from issuance of bank notes..........................................................       424,930          1,619,281
Maturities of bank notes......................................................................      (400,722)          (330,000)
Proceeds from issuance of other long-term debt................................................       248,012            247,800
Payments on other long-term debt..............................................................          (285)              (171)
Common stock issued...........................................................................        12,013             16,009
Dividend payments.............................................................................      (112,760)           (27,345)
Common stock repurchased......................................................................       (39,729)          (102,842)
Net decrease in other liabilities.............................................................        (1,211)              (705)
                                                                                                  ----------         ----------
      Net cash provided by financing activities...............................................     3,033,559            153,257

DECREASE IN CASH AND CASH EQUIVALENTS.........................................................       (40,613)          (328,799)
Cash and cash equivalents at beginning of year................................................     2,670,115          2,529,528
                                                                                                  ----------         ----------
Cash and cash equivalents at end of period....................................................    $2,629,502         $2,200,729
                                                                                                  ==========         ==========

SUPPLEMENTAL DISCLOSURES
Unrealized appreciation in securities available-for-sale:
  Increase in securities available-for-sale...................................................    $  134,504         $   24,720
  Increase (decrease) in deferred taxes.......................................................       (52,313)             9,580
  Increase in shareholders' equity............................................................        82,191             15,140

            WACHOVIA
- --------------------                                         -------------------
                                                                  BULK RATE
Wachovia Corporation                                          U.S. POSTAGE PAID
P.O. Box 3099                                                      WACHOVIA
Winston-Salem, NC 27150                                          CORPORATION
                                                             -------------------