Form 10-Q
period 1995-09-30
WACHOVIA CORP/ NC
filed 1995-11-09
CIK 774203

                                                                        WACHOVIA
--------------------------------------------------------------------------------











                             FINANCIAL SUPPLEMENT



                                AND FORM 10-Q





                              THIRD QUARTER 1995

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

HUGH M. DURDEN                       KENNETH W. MCALLISTER               RICHARD B. ROBERTS
Executive Vice President             Executive Vice President            Executive Vice President
Corporate Banking                    General Counsel/Administrative      Treasurer

_______________________________________________________________________________

SELECTED PERIOD-END DATA                                 September 30   September 30
                                                             1995           1994
                                                           -------        -------
Banking offices:
  North Carolina .................................            218            216
  Georgia ........................................            125            126
  South Carolina .................................            146            149
                                                          -------        -------
   Total .........................................            489            491
                                                          =======        =======

Automated banking machines:
  North Carolina .................................            319            285
  Georgia ........................................            202            185
  South Carolina .................................            173            169
                                                          -------        -------
   Total .........................................            694            639
                                                          =======        =======

Employees (full-time equivalent) .................         15,843         15,614
Common stock shareholders of record ..............         28,042         28,878
Common shares outstanding(thousands) .............        170,326        170,760



________________________________________________________________________________

COMMON STOCK DATA--PER SHARE

                                                                    1995                              1994
                                                    ------------------------------------      -----------------------
                                                      Third        Second         First        Fourth         Third
                                                     Quarter       Quarter       Quarter       Quarter       Quarter
                                                    ---------     --------      --------      ---------     ---------
Market value:
  Period-end..................................      $  43 1/8     $ 35 3/4      $ 35 1/2      $  32 1/4     $  32 1/4
  High  ......................................         45           37 7/8        36 1/2         34 1/2        35 1/4
  Low.........................................         35 3/8       34 1/4        32             31 1/2        31 3/8
Book value at period-end......................          21.24        20.75         19.89          19.23         18.83
Dividend......................................            .36          .33           .33            .33           .30
Price/earnings ratio*.........................           12.4x        10.5x         11.0x          10.3x         10.7x

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

____________________________________________________________________________________________________________________________________

FINANCIAL SUMMARY                                                                                                            TABLE 1
____________________________________________________________________________________________________________________________________




                                                Twelve
                                                Months                     1995                               1994
                                                 Ended       ---------------------------------       ----------------------
                                             September 30      Third      Second       First          Fourth        Third
                                                 1995         Quarter     Quarter     Quarter        Quarter       Quarter
                                             -----------     ---------   ---------   ---------       --------      --------
 SUMMARY OF OPERATIONS
 (thousands, except per share data)

 Interest income -- taxable equivalent ..... $ 2,979,706     $ 813,117   $ 774,078   $ 715,414       $677,097      $632,359
 Interest expense ..........................   1,460,047       418,917     392,970     342,596        305,564       274,329
                                             -----------     ---------   ---------   ---------       --------      --------
 Net interest income -- taxable equivalent .   1,519,659       394,200     381,108     372,818        371,533       358,030
 Taxable equivalent adjustment .............     100,135        26,633      23,987      23,622         25,893        24,909
                                             -----------     ---------   ---------   ---------       --------      --------
 Net interest income .......................   1,419,524       367,567     357,121     349,196        345,640       333,121
 Provision for loan losses .................      93,158        23,179      28,652      21,788         19,539        18,123
                                             -----------     ---------   ---------   ---------       --------      --------
 Net interest income after
   provision for loan losses ...............   1,326,366       344,388     328,469     327,408        326,101       314,998

 Other operating revenue ...................     648,535       170,415     166,304     157,093        154,723       151,541
 Gain on sale of mortgage servicing
   portfolio ...............................      79,025            --      79,025          --             --            --
 Investment securities gains (losses) ......     (23,954)          317     (26,236)       (129)         2,094           433
                                             -----------     ---------   ---------   ---------       --------      --------
 Total other income ........................     703,606       170,732     219,093     156,964        156,817       151,974

 Personnel expense .........................     589,814       153,298     149,987     144,963        141,566       139,695
 Other expense .............................     581,242       145,584     156,630     138,069        140,959       131,598
                                             -----------     ---------   ---------   ---------       --------      --------
 Total other expense .......................   1,171,056       298,882     306,617     283,032        282,525       271,293

 Income before income taxes ................     858,916       216,238     240,945     201,340        200,393       195,679
 Applicable income taxes* ..................     260,445        64,958      78,036      59,184         58,267        57,687
                                             -----------     ---------   ---------   ---------       --------      --------
 Net income ................................ $   598,471     $ 151,280   $ 162,909   $ 142,156       $142,126      $137,992
                                             ===========     =========   =========   =========       ========      ========

 Net income per common share:
   Primary ................................. $      3.48     $     .88   $     .94   $     .83       $    .83      $    .80
   Fully diluted ........................... $      3.46     $     .87   $     .95   $     .82       $    .82      $    .80

 Cash dividends paid per common share ...... $      1.35     $     .36   $     .33   $     .33       $    .33      $    .30
 Cash dividends paid on common stock ....... $   230,492     $  61,312   $  56,302   $  56,458       $ 56,420      $ 51,241
 Cash dividend payout ratio ................        38.5%         40.5%       34.6%       39.7%          39.7%         37.1%

 Average primary shares outstanding ........     171,988       171,793     171,986     172,205        171,973       172,097
 Average fully diluted shares outstanding ..     172,567       172,512     172,446     172,760        172,552       172,701

 SELECTED AVERAGE BALANCES (millions)

 Total assets .............................. $    40,129     $  42,573   $  40,876   $  38,902       $ 38,146      $ 37,409
 Loans -- net of unearned income ...........      26,704        28,097      27,203      26,219         25,290        24,553
 Investment securities** ...................       8,064         8,778       8,276       7,612          7,582         7,695
 Other interest-earning assets .............         979         1,210       1,012         815            877           809
 Total interest-earning assets .............      35,747        38,085      36,491      34,646         33,749        33,057
 Interest-bearing deposits .................      18,037        19,352      18,388      17,354         17,040        17,020
 Short-term borrowed funds .................       7,618         8,593       7,869       7,390          6,619         6,115
 Long-term debt ............................       4,796         4,851       4,863       4,674          4,795         4,637
 Total interest-bearing liabilities ........      30,451        32,796      31,120      29,418         28,454        27,772
 Noninterest-bearing deposits ..............       5,329         5,212       5,333       5,302          5,471         5,364
 Total deposits ............................      22,366        24,564      23,721      22,656         22,511        22,384
 Shareholders' equity ......................       3,312         3,463       3,345       3,253          3,186         3,114

 RATIOS (averages)

 Annualized net loan losses to loans .......         .34%          .33%        .42%        .30%           .31%          .29%
 Annualized net yield on
   interest-earning assets .................        4.25          4.11        4.19        4.36           4.37          4.30
 Shareholders' equity to:
   Total assets ............................        8.25          8.13        8.18        8.36           8.35          8.32
   Net loans ...............................       12.59         12.51       12.48       12.60          12.80         12.89
 Annualized return on assets*** ............        1.49          1.42        1.59        1.46           1.49          1.48
 Annualized return on
   shareholders' equity*** .................       18.07         17.47       19.48       17.48          17.84         17.73

                                                    Nine Months Ended
                                                       September 30
                                                  1995             1994
                                               ----------      ----------
 SUMMARY OF OPERATIONS
 (thousands, except per share data)

 Interest income -- taxable equivalent .....   $2,302,609      $1,785,357
 Interest expense ..........................    1,154,483         732,824
                                               ----------      ----------
 Net interest income -- taxable equivalent..    1,148,126       1,052,533
 Taxable equivalent adjustment .............       74,242          74,267
                                               ----------      ----------
 Net interest income .......................    1,073,884         978,266
 Provision for loan losses .................       73,619          52,224
                                               ----------      ----------
 Net interest income after
  provision for loan losses ................    1,000,265         926,042

 Other operating revenue ...................      493,812         449,709
 Gain on sale of mortgage servicing
   portfolio ...............................       79,025              --
 Investment securities gains (losses) ......      (26,048)          1,226
                                               ----------      ----------
 Total other income ........................      546,789         450,935

 Personnel expense .........................      448,248         421,941
 Other expense .............................      440,283         393,947
                                               ----------      ----------
 Total other expense .......................      888,531         815,888

 Income before income taxes ................      658,523         561,089
 Applicable income taxes* ..................      202,178         164,157
                                               ----------      ----------
 Net income ................................   $  456,345      $  396,932
                                               ==========      ==========

 Net income per common share:
   Primary .................................   $     2.65      $     2.30
   Fully diluted ...........................   $     2.64      $     2.30

 Cash dividends paid per common share ......   $     1.02      $      .90
 Cash dividends paid on common stock .......   $  174,072      $  154,083
 Cash dividend payout ratio ................         38.1%           38.8%

 Average primary shares outstanding ........      171,993         172,462
 Average fully diluted shares outstanding ..      172,882         173,086

 SELECTED AVERAGE BALANCES (millions)

 Total assets ..............................   $   40,797      $   36,653
 Loans -- net of unearned income ...........       27,180          23,850
 Investment securities** ...................        8,226           7,717
 Other interest-earning assets .............        1,014             906
 Total interest-earning assets .............       36,420          32,473
 Interest-bearing deposits .................       18,372          16,894
 Short-term borrowed funds .................        7,955           6,100
 Long-term debt ............................        4,797           4,200
 Total interest-bearing liabilities ........       31,124          27,194
 Noninterest-bearing deposits ..............        5,282           5,355
 Total deposits ............................       23,654          22,249
 Shareholders' equity ......................        3,354           3,066

 RATIOS (averages)

 Annualized net loan losses to loans .......          .35%            .29%
 Annualized net yield on
   interest-earning assets .................         4.21            4.33
 Shareholders' equity to:
   Total assets ............................         8.22            8.37
   Net loans ...............................        12.53           13.08
 Annualized return on assets*** ............         1.49            1.44
 Annualized return on
   shareholders' equity*** .................        18.14           17.26

  *Income taxes applicable to securities transactions were ($8,716), $91, ($9,580), ($67), $840, $173, ($9,556), and $488,
   respectively
 **Reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale of ($3), $65, $15,
   ($49), ($44), ($28), $11 and ($2), respectively
***Includes average unrealized gains (losses) on securities available-for-sale of ($2), $40, $9, ($30), ($27), ($17),
   $7 and ($1) net of tax, respectively
____________________________________________________________________________________________________________________________________

RESULTS OF OPERATIONS

OVERVIEW
               Wachovia Corporation ("Wachovia") is a southeastern interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. Principal banking subsidiaries are Wachovia Bank of Georgia, N.A., Wachovia Bank of North Carolina, N.A., and Wachovia Bank of South Carolina, N.A. The First National Bank of Atlanta provides credit card services for Wachovia's affiliated banks.
               The economy grew at a faster pace in the third quarter of 1995 compared with the preceding year. Seasonally adjusted unemployment for the nation averaged 5.6 percent for the third period versus 5.7 percent in the second quarter. Within Wachovia's primary operating states of Georgia, North Carolina and South Carolina, seasonally adjusted unemployment averaged 5.1 percent, 4.4 percent and 5 percent, respectively, for the three months ended September 30.
               Wachovia's net income for the 1995 third quarter was $151.280 million or $.87 per fully diluted share compared with $137.992 million or $.80 per fully diluted share in the same period of 1994. For the first nine months, net income totaled $456.345 million or $2.64 per fully diluted share versus $396.932 million or $2.30 per fully diluted share a year earlier. Annualized returns for the quarter were 17.47 percent on shareholders' equity and 1.42 percent on assets. Year to date, annualized returns were 18.14 percent on equity and 1.49 percent on assets. The equity and assets used in computing these returns include unrealized gains or losses, net of tax, on securities available-for-sale. Excluding these unrealized amounts, annualized returns were 17.68 percent on equity and 1.42 percent on assets for the three months and were 18.17 percent and 1.49 percent, respectively, year to date.
               Results for the first nine months included an aftertax gain in the second quarter of $47.385 million or $.27 per share from the sale of the corporation's mortgage servicing portfolio, aftertax securities losses of $16.656 million or $.10 per share from restructuring of maturities in the available-for-sale portfolio and aftertax expenses of $11.291 million or $.07 per share for severance costs from consolidations, higher consulting fees for strategic initiatives and charitable contributions. Proceeds from the sale of the mortgage servicing portfolio are being invested in programs to enhance growth and productivity such as next generation branch automation, upgrades to customer information databases to improve sales effectiveness and service, and major refinements to financial systems for performance measurement.
               Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative and tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

___________________________________________________________________________________________________________________________

COMPONENTS OF EARNINGS PER PRIMARY SHARE                                                                            TABLE 2
___________________________________________________________________________________________________________________________

                                                      Three Months Ended                     Nine Months Ended
                                                          September 30                         September 30
                                                       1995         1994      Change         1995         1994       Change
                                                      ------       ------     -------       ------       ------      ------
Interest income -- taxable equivalent ..........      $ 4.74       $ 3.67      $ 1.07       $13.39       $10.35      $ 3.04
Interest expense ...............................        2.44         1.59         .85         6.71         4.25        2.46
                                                      ------       ------     -------       ------       ------      ------
Net interest income -- taxable equivalent ......        2.30         2.08         .22         6.68         6.10         .58
Taxable equivalent adjustment ..................         .15          .14         .01          .43          .43          --
                                                      ------       ------     -------       ------       ------      ------
Net interest income ............................        2.15         1.94         .21         6.25         5.67         .58
Provision for loan losses ......................         .14          .11         .03          .43          .30         .13
                                                      ------       ------     -------       ------       ------      ------
Net interest income after provision
  for loan losses ..............................        2.01         1.83         .18         5.82         5.37         .45

Other operating revenue ........................         .99          .88         .11         2.87         2.61         .26
Gain on sale of mortgage servicing portfolio ...          --           --          --          .46           --         .46
Investment securities losses ...................          --           --          --         (.15)          --        (.15)
                                                      ------       ------     -------       ------       ------      ------
Total other income .............................         .99          .88         .11         3.18         2.61         .57

Personnel expense ..............................         .89          .81         .08         2.61         2.45         .16
Other expense ..................................         .85          .76         .09         2.56         2.28         .28
                                                      ------       ------     -------       ------       ------      ------
Total other expense ............................        1.74         1.57         .17         5.17         4.73         .44

Income before income taxes .....................        1.26         1.14         .12         3.83         3.25         .58
Applicable income taxes ........................         .38          .34         .04         1.18          .95         .23
                                                      ------       ------     -------       ------       ------      ------
Net income .....................................      $  .88       $  .80     $   .08       $ 2.65       $ 2.30      $  .35
                                                      ======       ======     =======       ======       ======      ======

___________________________________________________________________________________________________________________________

COMPUTATION OF EARNINGS PER COMMON SHARE                                                                            TABLE 3
(thousands, except per share)
___________________________________________________________________________________________________________________________

                                                    Three Months Ended     Nine Months Ended
                                                        September 30          September 30
                                                      1995       1994       1995       1994
                                                    --------   --------   --------   --------
PRIMARY

Average common shares outstanding ...............    170,291    170,874    170,696    171,204
Dilutive common stock options -- based on treasury
  stock method using average market price .......      1,412      1,141      1,217      1,180
Dilutive common stock awards -- based on treasury
  stock method using average market price .......         90         82         80         78
                                                    --------   --------   --------   --------
Average primary shares outstanding ..............    171,793    172,097    171,993    172,462
                                                    ========   ========   ========   ========
Net income ......................................   $151,280   $137,992   $456,345   $396,932
                                                    ========   ========   ========   ========

Net income per common share -- primary ..........   $    .88   $    .80   $   2.65   $   2.30

FULLY DILUTED

Average common shares outstanding ...............    170,291    170,874    170,696    171,204
Dilutive common stock options -- based on treasury
  stock method using higher of period-end
  market price or average market price ..........      1,738      1,141      1,651      1,180
Dilutive common stock awards -- based on treasury
  stock method using higher of period-end
  market price or average market price ..........        102         82        102         78
Convertible notes assumed converted .............        381        604        433        624
                                                    --------   --------   --------   --------
Average fully diluted shares outstanding ........    172,512    172,701    172,882    173,086
                                                    ========   ========   ========   ========

Net income ......................................   $151,280   $137,992   $456,345   $396,932
Add interest on convertible notes after taxes ...         71        127        263        393
                                                    --------   --------   --------   --------
Adjusted net income .............................   $151,351   $138,119   $456,608   $397,325
                                                    ========   ========   ========   ========

Net income per common share -- fully diluted ....   $    .87   $    .80   $   2.64   $   2.30

________________________________________________________________________________

NET INTEREST INCOME
                Taxable equivalent net interest income for the third quarter rose $36.170 million or 10.1 percent year over year and expanded $95.593 million or 9.1 percent for the first nine months of 1995. Higher levels of interest-earning assets along with improved rates principally in the securities available-for-sale portfolio accounted for the growth in both periods, offsetting the impact of competitive pricing pressures on both loans and deposits. On a sequential quarter basis, taxable equivalent net interest income for the third period increased $13.092 million or 3.4 percent. The net yield on interest-earning assets (net interest income as a percentage of average interest-earning assets) was lower by 19 basis points and 12 basis points for the third quarter and first nine months, respectively, compared with year-earlier periods and decreased 8 basis points from the second quarter. The corporation anticipates pricing pressures to continue throughout the remainder of the year.
                Taxable equivalent interest income expanded $180.758 million or
         28.6 percent for the quarter and $517.252 million or 29 percent year to date, the result of both interest-earning asset growth and a higher average rate earned. Average interest-earning assets were up $5.028 billion or 15.2 percent for the three-month period and $3.947 billion or 12.2 percent for the first nine months, with the average yield rising 88 basis points and 110 basis points, respectively. Taxable equivalent interest income increased $39.039 million or 5 percent from the second quarter, with average interest-earning assets higher by $1.594 billion or 4.4 percent and the average rate earned down 4 basis points.
                Loan growth remained strong. Year over year, average loans rose $3.544 billion or 14.4 percent for the third quarter and $3.330 billion or 14 percent for the first nine months. Loans were up an additional $894 million or 3.3 percent from the second quarter.
                Commercial loans, including related real estate categories, were higher by $2.733 billion or 20 percent for the quarter and $2.495 billion or 18.9 percent year to date compared with the same periods in 1994. Growth was strongest in regular commercial loans and in commercial mortgages, with increases of $1.745 billion or 23.1 percent and $307 million or 9 percent, respectively, for the three months and $1.894 billion or 26.3 percent and $313 million or 9.4 percent, respectively, for the first nine months. Construction lending for apartments, shopping centers and office buildings principally in Wachovia's three home states accelerated briskly in the three months ended September 30. Gains in both periods also occurred in foreign loans and lease financing. Tax-exempt loans rose for the quarter, reflecting growth in financing of corporate employee stock ownership plans, but remained moderately lower year to date.
                Based on regulatory definitions, commercial real estate loans were $4.476 billion or 15.4 percent of total loans at September 30, 1995. Commercial mortgages were $3.725 billion and construction loans were $751 million. Comparable amounts a year earlier were $3.921 billion in commercial real estate loans, representing 15.7 percent of total loans, with $3.421 billion in commercial mortgages and $500 million in construction loans. At June 30, 1995, commercial mortgages totaled $3.673 billion and construction loans were $675 million, representing a combined 15.4 percent of the corporation's loan portfolio.
                Retail loans, including residential mortgages, rose $811 million or 7.4 percent for the third quarter versus a year earlier and were up $835 million or 7.9 percent for the first nine months. Substantially all of the growth in both periods occurred in residential mortgages and in credit card loans. Residential mortgages were higher by $437 million or 12 percent for the quarter and $290 million or 7.9 percent year to date, with increases accelerating in the third period. Credit card outstandings grew $369 million or 10 percent for the three months and $571 million or 16.6 percent for the first nine months. At September 30, 1995, managed credit card outstandings totaled $4.239 billion, including $124 million of net securitized loans, compared with $3.816 billion a year earlier and $4.160 billion at June 30. As part of a diversified funding strategy, the corporation securitized $500 million of its credit card receivables on October 26, 1995. Revenues received from the securitized portfolio will be part of other operating revenue reducing future net interest income from credit cards.
                Investment securities increased $1.083 billion or 14.1 percent for the quarter and $509 million or 6.6 percent year to date and were higher by $502 million or 6.1 percent from the preceding three months. In the second quarter, the corporation sold $1.950 billion of available-for-sale securities at a loss with the proceeds being reinvested in higher-yielding investments to help enhance the overall yield of the portfolio.

____________________________________________________________________________________________________________________________________

NET INTEREST INCOME AND AVERAGE BALANCES                                                                                     TABLE 4
____________________________________________________________________________________________________________________________________

                                              Twelve
                                              Months                        1995                              1994
                                               Ended        -------------------------------------     -----------------------
                                            September 30      Third        Second        First         Fourth         Third
                                               1995          Quarter       Quarter       Quarter       Quarter       Quarter
                                            ------------    ---------     ---------     ---------     ---------     ---------
 NET INTEREST INCOME -- TAXABLE
   EQUIVALENT (thousands)

 Interest income:
  Loans .................................   $ 2,344,182     $ 630,199     $ 605,468     $ 571,334     $ 537,181     $ 495,361
  Investment securities .................       571,396       163,187       151,695       130,210       126,304       125,922
  Interest-bearing bank balances ........           789           473           105           101           110           142
  Federal funds sold and securities
   purchased under resale agreements ....         5,306         1,959           763         1,202         1,382         1,347
  Trading account assets ................        58,033        17,299        16,047        12,567        12,120         9,587
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total .............................     2,979,706       813,117       774,078       715,414       677,097       632,359

Interest expense:
  Interest-bearing demand ...............        58,067        14,845        14,412        14,367        14,443        13,954
  Savings and money market savings ......       222,036        62,425        61,595        50,578        47,438        44,811
  Savings certificates ..................       335,058        99,999        96,773        74,870        63,416        57,023
  Large denomination certificates .......        87,204        28,679        20,226        20,011        18,288        18,453
  Time deposits in foreign offices ......        36,207        11,299         9,503         7,507         7,898         7,042
  Short-term borrowed funds .............       445,401       129,411       119,486       108,389        88,115        71,495
  Long-term debt ........................       276,074        72,259        70,975        66,874        65,966        61,551
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total .............................     1,460,047       418,917       392,970       342,596       305,564       274,329
                                            -----------     ---------     ---------     ---------     ---------     ---------
Net interest income .....................   $ 1,519,659     $ 394,200     $ 381,108     $ 372,818     $ 371,533     $ 358,030
                                            ===========     =========     =========     =========     =========     =========

Annualized net yield on
  interest-earning assets ...............          4.25%         4.11%         4.19%         4.36%         4.37%         4.30%

AVERAGE BALANCES (millions)

Assets:
  Loans -- net of unearned income .......   $    26,704     $  28,097     $  27,203     $  26,219     $  25,290     $  24,553
  Investment securities .................         8,064         8,778         8,276         7,612         7,582         7,695
  Interest-bearing bank balances ........            10            23             6             6             7            11
  Federal funds sold and securities
   purchased under resale agreements ....            91           133            51            77           100           115
  Trading account assets ................           878         1,054           955           732           770           683
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total interest-earning assets .....        35,747        38,085        36,491        34,646        33,749        33,057

  Cash and due from banks ...............         2,517         2,530         2,491         2,502         2,544         2,350
  Premises and equipment ................           556           578           563           546           536           523
  Other assets ..........................         1,719         1,725         1,724         1,662         1,767         1,912
  Unrealized gains (losses) on securities
   available-for-sale ...................            (3)           65            15           (49)          (44)          (28)
  Allowance for loan losses .............          (407)         (410)         (408)         (405)         (406)         (405)
                                            -----------     ---------     ---------     ---------     ---------     ---------
       Total assets .....................   $    40,129     $  42,573     $  40,876     $  38,902     $  38,146     $  37,409
                                            ===========     =========     =========     =========     =========     =========

Liabilities and shareholders' equity:
  Interest-bearing demand ...............   $     3,276     $   3,231     $   3,218     $   3,288     $   3,364     $   3,367
  Savings and money market savings ......         6,320         6,689         6,415         6,060         6,114         6,197
  Savings certificates ..................         6,196         6,698         6,712         5,917         5,457         5,247
  Large denomination certificates .......         1,587         1,939         1,407         1,502         1,493         1,599
  Time deposits in foreign offices ......           658           795           636           587           612           610
  Short-term borrowed funds .............         7,618         8,593         7,869         7,390         6,619         6,115
  Long-term debt ........................         4,796         4,851         4,863         4,674         4,795         4,637
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total interest-bearing liabilities         30,451        32,796        31,120        29,418        28,454        27,772

Demand deposits in domestic offices .....         5,303         5,199         5,316         5,275         5,424         5,277
Demand deposits in foreign offices ......             7             8             7             6             6             5
Noninterest-bearing time deposits in
  domestic offices ......................            19             5            10            21            41            82
Other liabilities .......................         1,037         1,102         1,078           929         1,035         1,159
Shareholders' equity ....................         3,312         3,463         3,345         3,253         3,186         3,114
                                            -----------     ---------     ---------     ---------     ---------     ---------
      Total liabilities and
       shareholders' equity .............   $    40,129     $  42,573     $  40,876     $  38,902     $  38,146     $  37,409
                                            ===========     =========     =========     =========     =========     =========

 Total deposits .........................   $    23,366     $  24,564     $  23,721     $  22,656     $  22,511     $  22,384
                                                 Nine Months Ended
                                                   September 30
                                               1995             1994
                                            -----------     -----------
 NET INTEREST INCOME -- TAXABLE
   EQUIVALENT (thousands)

 Interest income:
  Loans .................................   $ 1,807,001     $ 1,376,444
  Investment securities .................       445,092         377,898
  Interest-bearing bank balances ........           679             487
  Federal funds sold and securities
   purchased under resale agreements ....         3,924           6,300
  Trading account assets ................        45,913          24,228
                                            -----------     -----------
      Total .............................     2,302,609       1,785,357

Interest expense:
  Interest-bearing demand ...............        43,624          40,645
  Savings and money market savings ......       174,598         117,023
  Savings certificates ..................       271,642         163,644
  Large denomination certificates .......        68,916          52,017
  Time deposits in foreign offices ......        28,309          14,420
  Short-term borrowed funds .............       357,286         184,457
  Long-term debt ........................       210,108         160,618
                                            -----------     -----------
      Total .............................     1,154,483         732,824
                                            -----------     -----------
Net interest income .....................   $ 1,148,126     $ 1,052,533
                                            ===========     ===========

Annualized net yield on
  interest-earning assets ...............          4.21%           4.33%

AVERAGE BALANCES (millions)
Assets:
  Loans -- net of unearned income .......   $    27,180     $    23,850
  Investment securities .................         8,226           7,717
  Interest-bearing bank balances ........            12              15
  Federal funds sold and securities
   purchased under resale agreements ....            87             229
  Trading account assets ................           915             662
                                            -----------     -----------
      Total interest-earning assets .....        36,420          32,473
  Cash and due from banks ...............         2,508           2,361
  Premises and equipment ................           563             512
  Other assets ..........................         1,703           1,716
  Unrealized gains (losses) on securities
   available-for-sale ...................            11              (2)
  Allowance for loan losses .............          (408)           (407)
                                            -----------     -----------
       Total assets .....................   $    40,797     $    36,653
                                            ===========     ===========

Liabilities and shareholders' equity:
  Interest-bearing demand ...............   $     3,246     $     3,391
  Savings and money market savings ......         6,390           6,125
  Savings certificates ..................         6,445           5,294
  Large denomination certificates .......         1,618           1,600
  Time deposits in foreign offices ......           673             484
  Short-term borrowed funds .............         7,955           6,100
  Long-term debt ........................         4,797           4,200
                                            -----------     -----------
      Total interest-bearing liabilities         31,124          27,194

Demand deposits in domestic offices .....         5,263           5,275
Demand deposits in foreign offices ......             7               5
Noninterest-bearing time deposits in
  domestic offices ......................            12              75
Other liabilities .......................         1,037           1,038
Shareholders' equity ....................         3,354           3,066
                                            -----------     -----------
      Total liabilities and
       shareholders' equity .............   $    40,797     $    36,653
                                            ===========     ===========

 Total deposits .........................   $    23,654     $    22,249
____________________________________________________________________________________________________________________________________

         At September 30, 1995, securities available-for-sale were $4.248 billion and securities held-to-maturity were $4.389 billion as detailed in the following table.

         $ in thousands
         Securities available-for-sale at market value:
           U.S. Government and agency ....................   $3,174,133
           Mortgage backed securities ....................      905,889
           Other .........................................      168,274
                                                             ----------
              Total securities available-for-sale ........    4,248,296

         Securities held-to-maturity:
           U.S. Government and agency ....................    2,481,518
           Mortgage backed securities ....................    1,508,660
           State and municipal ...........................      381,146
           Other .........................................       17,434
                                                             ----------
              Total securities held-to-maturity ..........    4,388,758
                                                             ----------
              Total investment securities ................   $8,637,054
                                                             ==========

               Securites held-to-maturity had a market value of $4.513 billion at September 30, 1995, representing a $124 million appreciation over book value. On the same date, securities available-for-sale marked to fair market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115), had an unrealized gain of $71.993 million, pretax, and $44.431 million, net of tax. Average available-for-sale securities for the third quarter had an unrealized gain of $64.920 million, pretax, and $39.715 million, net of tax. For the first nine months of 1995, average available-for-sale securities had an unrealized gain of $10.659 million, pretax, and $6.576 million, net of tax.
               Interest expense for the third quarter increased $144.588 million or 52.7 percent and was up $421.659 million or 57.5 percent for the first nine months, primarily due to a higher average cost of funds as well as to expanded levels of interest-bearing liabilities. The average rate paid rose 115 basis points for the three months and 136 basis points year to date, with average interest-bearing liabilities increasing $5.024 billion or 18.1 percent and $3.930 billion or 14.5 percent, respectively. Funding growth in the third period versus a year earlier occurred primarily in interest-bearing time deposits and in short-term borrowings with long-term debt increasing at a more moderate pace. Interest expense in the third quarter was higher by $25.947 million or 6.6 percent from the previous three months, with average interest-bearing liabilities rising $1.676 billion or 5.4 percent and the average rate paid up 1 basis point.
               Interest-bearing time deposits grew $2.332 billion or 13.7 percent for the quarter and $1.478 billion or 8.7 percent year to date and were up $964 million or 5.2 percent from the second period. Average interest-bearing time deposits have increased on a sequential monthly basis in eight of the first nine months of 1995. Year-over-year growth occurred primarily in savings certificates, which rose $1.451 billion or 27.7 percent for the quarter and $1.151 billion or 21.7 percent for the first nine months, largely reflecting the results of the corporation's certificates of deposit sale in March. The one-day sale attracted over $1 billion, with approximately 86 percent representing new money, and generated approximately 28,000 new account relationships out of about 77,000 participating accounts. Savings and money market savings rose for both periods with good growth occurring in Wachovia's Premiere money market account. Foreign time deposits and large denomination certificates also were higher, both in the third period and year to date. Interest-bearing demand deposits were down moderately in both periods.
               Short-term borrowings for the third quarter and first nine months rose $2.478 billion or 40.5 percent and $1.855 billion or 30.4 percent, respectively, and were higher by $724 million or 9.2 percent from the second quarter. Increases from the year-earlier periods occurred largely in other short-term borrowings, which were up $1.580 billion for the three months and $1.335 billion year to date, and in federal funds purchased and securities sold under repurchase agreements, which rose $778 million or 15.8 percent for the quarter and $552 million or 11.2 percent for the first nine months.
         Commercial paper borrowings expanded for the third period but were modestly lower year to date. Other short-term borrowings include short-term bank notes issued beginning in the fourth quarter of 1994 with maturities from 30 days to one year. At

____________________________________________________________________________________________________________________________________

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- THIRD QUARTER*                                                           TABLE 5
____________________________________________________________________________________________________________________________________

                                                                                                                     Variance
   Average Volume    Average Rate                                                Interest                         Attributable to
 -----------------   ------------                                           ------------------                   ------------------
   1995     1994      1995   1994                                            1995       1994        Variance       Rate      Volume
 -------  -------    -----  -----                                           -------    -------      --------     --------   -------
   (Millions)                                                                                      (Thousands)
                                        INTEREST INCOME
                                        Loans:
 $ 9,302  $ 7,557     7.32   6.32         Commercial .....................  $171,542   $120,422     $ 51,120     $ 20,707   $30,413
   2,117    1,951    10.50   8.88         Tax-exempt .....................    56,008     43,703       12,305        8,381     3,924
 -------  -------                                                           --------   --------     --------
  11,419    9,508     7.91   6.85            Total commercial ............   227,550    164,125       63,425       27,561    35,864
     732      740     9.32   8.35         Direct retail...................    17,195     15,579        1,616        1,793      (177)
   2,493    2,490     8.41   7.68         Indirect retail ................    52,836     48,179        4,657        4,599        58
   4,064    3,695    12.28  11.00         Credit card ....................   125,739    102,450       23,289       12,525    10,764
     345      335    12.64  11.67         Other revolving credit..........    11,000      9,840        1,160          843       317
 -------  -------                                                           --------   --------     --------
   7,634    7,260    10.75   9.62            Total retail ................   206,770    176,048       30,722       21,335     9,387
     698      481     9.79   9.41         Construction....................    17,235     11,400        5,835          484     5,351
   3,696    3,389     8.55   7.83         Commercial mortgages ...........    79,673     66,917       12,756        6,430     6,326
   4,091    3,654     8.53   7.82         Residential mortgages...........    87,934     72,026       15,908        6,827     9,081
 -------  -------                                                           --------   --------     --------
   8,485    7,524     8.64   7.93            Total real estate ...........   184,842    150,343       34,499       14,259    20,240
     236      176     8.56   7.68         Lease financing ................     5,095      3,415        1,680          425     1,255
     323       85     7.29   6.66         Foreign ........................     5,942      1,430        4,512          149     4,363
 -------  -------                                                           --------   --------     --------
  28,097   24,553     8.90   8.00            Total loans .................   630,199    495,361      134,838       58,828    76,010
                                        Investment securities:
                                          Held-to-maturity:
   2,487    2,286     6.70   6.52          U.S. Government and agency.....    42,029     37,574        4,455        1,083     3,372
   1,552    1,017     7.98   7.83          Mortgage backed securities.....    31,231     20,067       11,164          411    10,753
     395      587    11.67  12.35          State and municipal ...........    11,625     18,262       (6,637)        (955)   (5,682)
      16       15     5.57   3.98          Other..........................       221        146           75           62        13
 -------  -------                                                           --------   --------     --------
                                             Total securities held-
   4,450    3,905     7.59   7.73               to-maturity ..............    85,106     76,049        9,057       (1,394)   10,451
                                          Available-for-sale:**
   3,246    2,622     7.17   5.41          U.S. Government and agency.....    58,631     35,776       22,855       13,172     9,683
     910      924     7.31   4.64          Mortgage backed securities ....    16,761     10,813        5,948        6,118      (170)
     172      244     6.22   5.33          Other..........................     2,689      3,284         (595)         489    (1,084)
 -------  -------                                                           --------   --------     --------
                                             Total securities available-
   4,328    3,790     7.16   5.22               for-sale .................    78,081     49,873       28,208       20,421     7,787
 -------  -------                                                           --------   --------     --------
   8,778    7,695     7.38   6.49            Total investment securities..   163,187    125,922       37,265       18,332    18,933
      23       11     8.03   5.20       Interest-bearing bank balances....       473        142          331          106       225
                                        Federal funds sold and
                                          securities purchased under
     133      115     5.83   4.66         resale agreements...............     1,959      1,347          612          373       239
   1,054      683     6.51   5.57       Trading account assets ...........    17,299      9,587        7,712        1,841     5,871
 -------  -------                                                           --------   --------     --------
                                             Total interest-earning
 $38,085  $33,057     8.47   7.59              assets ....................   813,117    632,359      180,758       78,243   102,515
 =======  =======
                                        INTEREST EXPENSE
 $ 3,231  $ 3,367     1.82   1.64       Interest-bearing demand ..........    14,845     13,954          891        1,467      (576)
   6,689    6,197     3.70   2.87       Savings and money market savings..    62,425     44,811       17,614       13,836     3,778
   6,698    5,247     5.92   4.31       Savings certificates .............    99,999     57,023       42,976       24,713    18,263
   1,939    1,599     5.87   4.58       Large denomination certificates...    28,679     18,453       10,226        5,830     4,396
 -------  -------                                                           --------   --------     --------
                                             Total time deposits in
  18,557   16,410     4.40   3.25              domestic offices ..........   205,948    134,241       71,707       52,465    19,242
     795      610     5.64   4.58       Time deposits in foreign offices..    11,299      7,042        4,257        1,830     2,427
 -------  -------                                                           --------   --------     --------
  19,352   17,020     4.45   3.29            Total time deposits..........   217,247    141,283       75,964       54,690    21,274
                                        Federal funds purchased and
                                          securities sold under
   5,687    4,909     6.00   4.66         repurchase agreements ..........    86,062     57,688       28,374       18,296    10,078
     557      437     5.45   4.44       Commercial paper .................     7,654      4,882        2,772        1,258     1,514
                                        Other short-term borrowed
   2,349      769     6.03   4.60         funds ..........................    35,695      8,925       26,770        3,512    23,258
 -------  -------                                                           --------   --------     --------
                                             Total short-term
   8,593    6,115     5.98   4.64              borrowed funds ............   129,411     71,495       57,916       24,065    33,851
   3,765    3,798     5.70   4.97       Bank notes .......................    54,109     47,538        6,571        6,980      (409)
   1,086      839     6.63   6.62       Other long-term debt .............    18,150     14,013        4,137           16     4,121
 -------  -------                                                           --------   --------     --------
   4,851    4,637     5.91   5.27            Total long-term debt ........    72,259     61,551       10,708        7,770     2,938
 -------  -------                                                           --------   --------     --------
                                             Total interest-bearing
 $32,796  $27,772     5.07   3.92              liabilities ...............   418,917    274,329      144,588       89,402    55,186
 =======  =======    -----  -----                                           --------   --------     --------

                      3.40   3.67       Interest rate spread
                     =====  =====
                                        Net yield on interest-
                                          earning assets and
                      4.11   4.30         net interest income ............  $394,200   $358,030     $ 36,170      (16,416)   52,586
                     =====  =====                                           ========   ========     ========

____________________________________________________________________________________________________________________________________


 *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
**Volume amounts are reported at amortized cost; excludes pretax unrealized gains (losses) of $65 million in 1995 and ($28) million in 1994

____________________________________________________________________________________________________________________________________

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- NINE MONTHS*                                                             TABLE 6
____________________________________________________________________________________________________________________________________



                                                                                                                     Variance
  Average Volume      Average Rate                                               Interest                          Attributable to
 ---------------      ------------                                        ----------------------                 -------------------
  1995     1994       1995   1994                                            1995        1994       Variance       Rate      Volume
 ------   -------    ------ ------                                        ----------  ----------    --------     --------  ---------
     (Millions)                                                                                    (Thousands)
                                         INTEREST INCOME
                                         Loans:
 $ 9,083  $ 7,189     7.49   5.72          Commercial.................... $  508,921  $  307,795    $201,126     $108,510  $ 92,616
   1,888    1,973     9.99   8.68          Tax-exempt ...................    141,146     128,119      13,027       18,685    (5,658)
 -------  -------                                                         ----------  ----------    --------
  10,971    9,162     7.92   6.36             Total commercial ..........    650,067     435,914     214,153      118,628    95,525
     732      730     9.18   8.21          Direct retail ................     50,210      44,825       5,385        5,272       113
   2,415    2,453     8.22   7.75          Indirect retail ..............    148,513     142,134       6,379        8,602    (2,223)
   4,004    3,433    12.36  10.90          Credit card ..................    370,139     279,837      90,302       40,323    49,979
                                           Other revolving
     342      332    12.64  11.38            credit  ....................     32,379      28,259       4,120        3,224       896
 -------  -------                                                         ----------  ----------    --------
   7,493    6,948    10.73   9.53           Total retail.................    601,241     495,055     106,186       65,474    40,712
     611      487     9.83   8.68          Construction .................     44,966      31,630      13,336        4,563     8,773
   3,638    3,325     8.63   7.54          Commercial mortgages..........    234,827     187,570      47,257       28,611    18,646
   3,968    3,678     8.32   7.75          Residential mortgages ........    246,834     213,152      33,682       16,220    17,462
 -------  -------                                                         ----------  ----------    --------
   8,217    7,490     8.57   7.72            Total real estate ..........    526,627     432,352      94,275       50,128    44,147
     209      169     8.21   7.86          Lease financing ..............     12,849       9,948       2,901          453     2,448
     290       81     7.49   5.23          Foreign ......................     16,217       3,175      13,042        1,883    11,159
 -------  -------                                                         ----------  ----------    --------
  27,180   23,850     8.89   7.72             Total loans ...............  1,807,001   1,376,444     430,557      224,368   206,189
                                         Investment securities:
                                           Held-to-maturity:
   2,490    2,248     6.79   6.60           U.S. Government and agency...    126,533     110,868      15,665        3,405    12,260
   1,437    1,058     8.03   7.70           Mortgage backed securities...     86,328      60,944      25,384        2,723    22,661
     453      610    11.97  12.59           State and municipal .........     40,535      57,490     (16,955)      (2,714)  (14,241)
      15       12     5.95   4.75           Other .......................        672         409         263          117       146
 -------  -------                                                         ----------  ----------    --------
                                              Total securities held-
   4,395    3,928     7.73   7.82               to-maturity .............    254,068     229,711      24,357       (2,702)   27,059
                                           Available-for-sale:**
   2,782    2,542     6.79   5.53           U.S. Government and agency...    141,221     105,062      36,159       25,576    10,583
     832      971     6.35   4.61           Mortgage backed securities...     39,503      33,499       6,004       11,312    (5,308)
     217      276     6.35   4.66           Other........................     10,300       9,626         674        3,023    (2,349)
 -------  -------                                                         ----------  ----------    --------
                                              Total securities available-
   3,831    3,789     6.67   5.23                for-sale ...............    191,024     148,187      42,837       41,208     1,629
 -------  -------                                                         ----------  ----------    --------
   8,226    7,717     7.23   6.55            Total investment securities.    445,092     377,898      67,194       41,268    25,926
      12       15     7.78   4.28        Interest-bearing bank balances..        679         487         192          326      (134)
                                         Federal funds sold and
                                           securities purchased under
      87      229     6.01   3.68          resale agreements ............      3,924       6,300      (2,376)       2,745    (5,121)
     915      662     6.71   4.90        Trading account assets .........     45,913      24,228      21,685       10,647    11,038
 -------  -------                                                         ----------  ----------    --------
                                             Total interest-earning
 $36,420  $32,473     8.45   7.35              assets ...................  2,302,609   1,785,357     517,252      285,653   231,599
 =======  =======
                                         INTEREST EXPENSE
 $ 3,246  $ 3,391     1.80   1.60        Interest-bearing demand ........     43,624      40,645       2,979        4,771    (1,792)
   6,390    6,125     3.65   2.55        Savings and money market savings    174,598     117,023      57,575       52,320     5,255
   6,445    5,294     5.64   4.13        Savings certificates............    271,642     163,644     107,998       67,600    40,398
   1,618    1,600     5.69   4.35        Large denomination certificates.     68,916      52,017      16,899       16,303       596
 -------  -------                                                         ----------  ----------    --------
                                              Total time deposits in
  17,699   16,410     4.22   3.04               domestic offices.........    558,780     373,329     185,451      154,226    31,225
     673      484     5.62   3.99        Time deposits in foreign offices     28,309      14,420      13,889        7,097     6,792
 -------  -------                                                         ----------  ----------    --------
  18,372   16,894     4.27   3.07             Total time deposits .......    587,089     387,749     199,340      162,985    36,355
                                         Federal funds purchased and
                                           securities sold under
   5,459    4,907     6.02   4.10          repurchase agreements.........    245,789     150,366      95,423       76,985    18,438
     486      518     5.56   3.65        Commercial paper................     20,182      14,155       6,027        6,973      (946)
                                         Other short-term borrowed
   2,010      675     6.07   3.95          funds ........................     91,315      19,936      71,379       15,217    56,162
 -------  -------                                                         ----------  ----------    --------
                                             Total short-term
   7,955    6,100     6.01   4.04               borrowed funds ..........    357,286     184,457     172,829      106,259    66,570
   3,855    3,377     5.63   4.76        Bank notes .....................    162,446     120,100      42,346       23,963    18,383
     942      823     6.77   6.58        Other long-term debt ...........     47,662      40,518       7,144        1,157     5,987
 -------  -------                                                         ----------  ----------    --------
   4,797    4,200     5.86   5.11             Total long-term debt ......    210,108     160,618      49,490       25,005    24,485
 -------  -------                                                         ----------  ----------    --------
                                              Total interest-bearing
 $31,124  $27,194     4.96   3.60               liabilities .............  1,154,483     732,824     421,659      304,684   116,975
 =======  =======    -----  -----                                         ----------  ----------    --------
                      3.49   3.75        Interest rate spread
                     =====  =====
                                         Net yield on interest-earning
                                           assets and net interest
                      4.21   4.33          income ....................... $1,148,126  $1,052,533    $ 95,593      (29,492)  125,085
                     =====  =====                                         ==========  ==========    ========

____________________________________________________________________________________________________________________________________





 *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
**Volume amounts are reported at amortized cost; excludes pretax unrealized gains (losses) of $11 million in 1995 and ($2) million in 1994

         September 30, 1995, short-term bank notes outstanding totaled $1.825 billion with an average cost of 5.87 percent and an average maturity of 1.4 months compared with $1.907 billion in outstandings with an average cost of 6.07 percent and an average maturity of 2.2 months at June 30.
               Long-term debt was higher by $214 million or 4.6 percent for the three months and $597 million or 14.2 percent year to date but was largely unchanged from the second period. Growth in the third quarter versus a year earlier occurred in other long-term debt. As part of a strategy to broaden its funding sources, the corporation began issuing subordinated debentures in the fourth quarter of 1992. In October 1995, Wachovia issued $250 million of 30-year subordinated debentures. The notes have a 10-year put option and were priced at par to yield
         6.605 percent or 47.5 basis points above comparable 10-year
         Treasuries. With the latest offering, the corporation has issued a total of $1.300 billion in subordinated notes.
                For the first nine months, medium-term bank notes were up $478 million or 14.2 percent while other long-term debt rose $119 million or
         14.4 percent. At September 30, 1995, medium-term bank notes totaled $3.926 billion with an average cost of 5.69 percent and an average maturity of 1.4 years. Comparable amounts a year earlier were $3.890 billion in outstandings with an average cost of 5.04 percent and an average maturity of 1.9 years. At June 30, 1995, medium-term bank notes totaled $3.979 billion.
               Gross deposits averaged $24.564 billion for the third quarter and $23.654 billion year to date, up $2.180 billion or 9.7 percent and $1.405 billion or 6.3 percent, from the same respective periods in 1994. Collected deposits, net of float, averaged $22.780 billion for the third period and $21.911 billion for the first nine months, representing increases of $1.983 billion or 9.5 percent and $1.237 billion or 6 percent, respectively.

ASSET AND LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY
                The corporation uses a number of tools to measure interest rate risk, including monitoring the difference or gap between rate sensitive assets and liabilities over various time periods, monitoring the change in present value of the asset and liability portfolios under various rate scenarios and simulating net interest income under the same rate scenarios. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates.
                The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 2 percentage points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of September 30, 1995, the model indicated the impact of a 2 percentage point gradual rise in rates over 12 months would approximate a .2 percent increase in net interest income, while a 2 percentage point decline in rates over the same period would approximate a .4 percent decrease from an unchanged rate environment.
                In addition to on-balance sheet instruments such as investment securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.
                Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At September 30, 1995, the corporation had $1.342 billion notional amount of derivatives outstanding for asset and liability management purposes. Interest rate swaps were $1.327 billion or 99 percent of the total notional amount. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing all transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.
                The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $16 million at September 30, 1995. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $16 million on the same date. Fair value details and additional asset and liability derivative information are included in the accompanying tables.

                           Estimated Fair Value of Asset and Liability Management Derivatives by Purpose
                           -----------------------------------------------------------------------------

                                                                     September 30, 1995                      September 30, 1994
                                                    --------------------------------------------------   -------------------------
                                                    Notional  Fair Value   Fair Value   Net Fair Value   Notional   Net Fair Value
        $ in millions                                 Value      Gains      (Losses)    Gains (Losses)     Value    Gains (Losses)
                                                    --------  ----------   ----------   --------------   --------   --------------
        Convert floating rate liabilities
            to fixed:
          Swaps-pay fixed/receive floating........   $  124     $--            $(3)           $(3)       $   237         $(2)
          Caps purchased-pay fixed/receive
            floating..............................       15      --             --             --             15          --

        Convert fixed rate assets to floating:
          Swaps-pay fixed/receive floating........      402      --             (3)            (3)            --          --
          Forward starting swaps-pay
            fixed/receive floating................       58      --             (4)            (4)            75           1

        Convert fixed rate liabilities to
            floating:
          Swaps-receive fixed/pay floating........      200       3             (5)            (2)           100         (16)

        Convert floating rate assets to fixed:
          Swaps-receive fixed/pay floating........      218       1             (1)            --            373         (15)
          Index amortizing swaps-receive
            fixed/pay floating....................      325      12             --             12            175          (3)

        Hedge spread between prime and fed funds:
          Interest rate caps......................       --      --             --             --            400          --
                                                     ------     ---           ----            ---         ------        ----
             Total derivatives....................   $1,342     $16           ($16)           $--         $1,375        ($35)
                                                     ======     ===           ====            ===         ======        ====

                                  Maturity Schedule of Asset and Liability Management Derivatives
                                  ---------------------------------------------------------------
                                                        September 30, 1995

                                                  Within                                              Over               Average
                                                   One        Two       Three     Four       Five     Five                Life
        $ in millions                              Year      Years      Years     Years      Years    Years     Total    (Years)
                                                  ------     -----      -----     -----      -----    -----     -----    -------
        Interest rate swaps:
          Pay fixed/receive floating:
            Notional amount....................   $ 430     $  32       $  13     $  13     $  14    $  24     $  526      1.09
            Weighted average rates received....    4.80%     6.18%       6.00%     5.98%     5.92%    5.88%      5.02%
            Weighted average rates paid........    7.53      7.85        6.36      6.51      7.07     7.54       7.49

          Receive fixed/pay floating:
            Notional amount....................   $ 108     $ 108       $   2     $  --     $ 100    $ 100     $  418      5.09
            Weighted average rates received....    5.10%     6.91%      10.71%       --      7.75%    6.31%      6.52%
            Weighted average rates paid........    6.16      6.11        8.75        --      5.88     5.88       6.02

        Index amortizing swaps:*
          Receive fixed/pay floating:
            Notional amount....................   $  75     $  53       $  70     $  47     $  54    $  26     $  325      2.27
            Weighted average rates received....    7.14%     7.88%       8.22%     8.38%     8.10%    8.48%      7.94%
            Weighted average rates paid........    5.90      6.00        5.96      5.95      5.98     5.94       5.95

        Total interest rate swaps:
          Notional amount......................   $ 613     $ 193       $  85     $  60     $ 168    $ 150     $1,269      2.71
          Weighted average rates received......    5.14%     7.06%       7.93%     7.85%     7.71%    6.62%      6.26%
          Weighted average rates paid..........    7.09      6.37        6.08      6.09      6.01     6.15       6.61

        Forward starting interest rate swaps:
          Notional amount......................   $  --        --          --        --        --    $  58     $   58      8.52
          Weighted average rates paid..........      --        --          --        --        --     8.03%      8.03%

        Interest rate caps
            (notional amount)**................   $  15        --          --        --        --       --     $   15       .13

              Total derivatives
                (notional amount)..............   $ 628     $ 193       $  85     $  60     $ 168    $ 208     $1,342      2.93


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

NONPERFORMING ASSETS
                Nonperforming assets were $75.449 million or .26 percent of loans and foreclosed property at September 30, 1995, down $34.062 million or 31.1 percent from a year earlier and lower by $1.191 million or 1.6 percent from June 30. Paydowns by borrowers, the return of cash-basis assets to accrual status and sales of foreclosed property primarily accounted for the decreases from both periods.
                Included in the above total at September 30, 1995 were real estate nonperforming assets of $60.813 million or .70 percent of real estate loans and foreclosed real estate. Comparable amounts were $73.033 million or .95 percent a year earlier and $53.558 million or .64 percent at June 30. Real estate nonperforming loans were $47.142 million at September 30, 1995, $55.749 million one year earlier and $37.783 million at the end of the second quarter of 1995.
                Commercial real estate nonperforming assets were $32.904 million or .73 percent of related loans and foreclosed real estate compared with $53.418 million or 1.36 percent at September 30, 1994 and $29.837 million or .69 percent at June 30, 1995. Commercial real estate nonperforming loans included in these amounts were $28.121 million at September 30, 1995, $44.780 million a year earlier and $23.721 million at second-quarter close.

_____________________________________________________________________________________________________________________________

NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                                                                 TABLE 7
(thousands)
_____________________________________________________________________________________________________________________________

                                                                  Sept. 30       June 30    March 31      Dec. 31    Sept. 30
                                                                   1995           1995        1995         1994       1994
                                                                  -------        -------    --------     --------    --------
NONPERFORMING ASSETS
Cash-basis assets -- domestic borrowers........................   $57,524*       $57,918    $ 71,848     $ 78,712    $ 89,184
Restructured loans -- domestic.................................        --**           --          --           --          --
                                                                  -------        -------    --------     --------    --------
     Total nonperforming loans.................................    57,524         57,918      71,848       78,712      89,184

Foreclosed property:
 Foreclosed real estate........................................    16,651         18,859      20,669       22,900      22,309
 Less valuation allowance......................................     2,980          3,084       3,304        4,026       5,025
 Other foreclosed assets.......................................     4,254          2,947       3,510        2,931       3,043
                                                                  -------        -------    --------     --------    --------
     Total foreclosed property.................................    17,925         18,722      20,875       21,805      20,327
                                                                  -------        -------    --------     --------    --------
     Total nonperforming assets................................   $75,449***     $76,640    $ 92,723     $100,517    $109,511
                                                                  =======        =======    ========     ========    ========

Nonperforming loans to period-end loans........................       .20%           .21%        .27%         .30%        .36%
Nonperforming assets to period-end loans and
  foreclosed property..........................................       .26            .27         .35          .39         .44

Period-end allowance for loan losses times
  nonperforming loans..........................................      7.10x          7.06x       5.69x        5.16x       4.55x
Period-end allowance for loan losses times
  nonperforming assets.........................................      5.42           5.33        4.41         4.04        3.71

CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)

Domestic borrowers.............................................   $47,058        $49,004    $ 48,998     $ 37,010    $ 43,708
                                                                  =======        =======    ========     ========    ========

  *Includes $7,856 of loans which have been defined as impaired per Statement of Financial Accounting Standards No. 114,
   "Accounting by Creditors for Impairment of a Loan" (FASB 114)
 **Excludes $4,262 of loans which have been renegotiated at market rates and have been reclassified to performing status
***Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $23,684;
   includes $2,722 of nonperforming assets on which interest and principal are paid current
_____________________________________________________________________________________________________________________________

PROVISION AND ALLOWANCE FOR LOAN LOSSES
                The provision for loan losses was $23.179 million for the third quarter and $73.619 million year to date, up $5.056 million or 27.9 percent and $21.395 million or 41 percent from the same respective periods in 1994. The provision decreased $5.473 million or 19.1 percent from the second quarter, primarily due to higher loan recoveries in the period.
                The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio. Factors considered in this assessment include growth and composition of the loan portfolio, historical credit loss experience, current and anticipated economic conditions and changes in borrowers' financial positions.
                Net loan losses totaled $23.128 million or .33 percent annualized of average loans for the three months and $71.067 million or .35 percent for the first nine months, increasing $5.068 million or
         28.1 percent and $20.050 million or 39.3 percent, respectively, from the same periods in 1994. Net charge-offs for the third quarter were lower by $5.391 million or 18.9 percent from the preceding three months. Excluding credit cards, loans had net recoveries of $1.089 million or .02 percent of average loans for the quarter and net losses of $7.979 million or .05 percent year to date versus net losses of $3.587 million or .07 percent and $9.339 million or .06 percent, respectively, in the same year-earlier periods and $7.876 million or .14 percent in the second quarter.
                Credit card net charge-offs totaled $24.217 million or 2.38 percent of average credit card loans for the three months and $63.088 million or 2.10 percent for the first nine months versus $14.473 million or 1.57 percent and $41.678 million or 1.62 percent in the same respective periods a year earlier. Commercial loans had net recoveries of $2.130 million or .07 percent of average commercial loans for the quarter and $2.035 million or .02 percent year to date compared with net loan losses of $2.148 million or .09 percent and $6.795 million or .10 percent, respectively, in 1994.
                At September 30, 1995, the allowance for loan losses totaled $408.684 million, representing 1.41 percent of period-end loans and 710 percent coverage of nonperforming loans. This compared with $406.005 million, 1.63 percent and 455 percent, respectively, a year earlier and with $408.633 million, 1.45 percent and 706 percent coverage at June 30, 1995.

___________________________________________________________________________________________________________________________

ALLOWANCE FOR LOAN LOSSES (thousands)                                                                               TABLE 8
___________________________________________________________________________________________________________________________

                                                              1995                      1994
                                                  -----------------------------  ------------------      Nine Months Ended
                                                   Third     Second     First    Fourth     Third           September 30
                                                  Quarter    Quarter   Quarter   Quarter   Quarter        1995       1994
                                                  --------   --------  --------  --------  --------     --------   --------
SUMMARY OF TRANSACTIONS

Balance at beginning of period................    $408,633   $408,500  $406,132  $406,005  $405,942     $406,132   $404,798
Provision for loan losses.....................      23,179     28,652    21,788    19,539    18,123       73,619     52,224
Deduct net loan losses:
  Loans charged off:
   Commercial.................................         431      1,872       318     1,793     3,063        2,621     11,090
   Credit card................................      27,424     23,829    21,431    19,682    17,310       72,684     50,046
   Other revolving credit.....................       1,202      1,058       805     1,000       908        3,065      2,715
   Other retail...............................       3,609      3,528     3,412     3,216     2,504       10,549      8,193
   Real estate................................         526      5,499       391     1,785       749        6,416      2,920
   Lease financing............................          99        636       101        57        28          836        169
   Foreign....................................          --         --        --        --        --           --         --
                                                  --------   --------  --------  --------  --------     --------   --------
    Total.....................................      33,291     36,422    26,458    27,533    24,562       96,171     75,133
  Recoveries:
   Commercial.................................       2,561      1,400       695     1,382       915        4,656      4,295
   Credit card................................       3,207      3,186     3,203     2,926     2,837        9,596      8,368
   Other revolving credit.....................         273        267       322       224       285          862        835
   Other retail...............................       1,056        972     1,019       927     1,159        3,047      3,029
   Real estate................................       3,021      2,037     1,761     2,624     1,273        6,819      7,391
   Lease financing............................          45         41        30        31        25          116        173
   Foreign....................................          --         --         8         7         8            8         25
                                                  --------   --------  --------  --------  --------     --------   --------
    Total.....................................      10,163      7,903     7,038     8,121     6,502       25,104     24,116
                                                  --------   --------  --------  --------  --------     --------   --------
  Net loan losses.............................      23,128     28,519    19,420    19,412    18,060       71,067     51,017
                                                  --------   --------  --------  --------  --------     --------   --------
Balance at end of period......................    $408,684*  $408,633* $408,500* $406,132  $406,005     $408,684*  $406,005
                                                  ========   ========  ========  ========  ========     ========   ========

NET LOAN LOSSES (RECOVERIES) BY CATEGORY

Commercial....................................    $ (2,130)  $    472  $   (377) $    411  $  2,148     $ (2,035)  $  6,795
Credit card...................................      24,217     20,643    18,228    16,756    14,473       63,088     41,678
Other revolving credit........................         929        791       483       776       623        2,203      1,880
Other retail..................................       2,553      2,556     2,393     2,289     1,345        7,502      5,164
Real estate...................................      (2,495)     3,462    (1,370)     (839)     (524)        (403)    (4,471)
Lease financing...............................          54        595        71        26         3          720         (4)
Foreign.......................................          --         --        (8)       (7)       (8)          (8)       (25)
                                                  --------   --------  --------  --------  --------     --------   --------
    Total.....................................    $ 23,128   $ 28,519  $ 19,420  $ 19,412  $ 18,060     $ 71,067   $ 51,017
                                                  ========   ========  ========  ========  ========     ========   ========

Net Loan Losses -- excluding credit cards.....    $ (1,089)  $  7,876  $  1,192  $  2,656  $  3,587     $  7,979   $  9,339

ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY

Commercial....................................        (.07%)      .02%     (.01%)     .02 %     .09%        (.02%)      .10%
Credit card...................................        2.38       2.07      1.84      1.76      1.57         2.10       1.62
Other revolving credit........................        1.08        .93       .57       .92       .74          .86        .75
Other retail..................................         .32        .33       .31       .29       .17          .32        .22
Real estate...................................        (.12)       .17      (.07)     (.04)     (.03)        (.01)      (.08)
Lease financing...............................         .09       1.19       .15       .06       .01          .46         --
Foreign.......................................          --         --      (.01)     (.01)     (.04)          --       (.04)
Total loans...................................         .33        .42       .30       .31       .29          .35        .29

Total loans -- excluding credit cards.........        (.02)       .14       .02       .05       .07          .05        .06

Period-end allowance to outstanding loans.....        1.41       1.45      1.53      1.57      1.63         1.41       1.63

*Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for
 Impairment of a Loan", of $916 at September 30, 1995, $0 at June 30, 1995 and $2,070 at March 31, 1995
___________________________________________________________________________________________________________________________

NONINTEREST INCOME
                Total other operating revenue rose $18.874 million or 12.5 percent for the third quarter versus a year earlier and $44.103 million or 9.8 percent for the first nine months. Higher levels of deposit account service charges and credit card income, strong growth in other service charges and fees and other income, and widened trading account profits primarily accounted for the gains in both periods. Total other operating revenue for the third quarter increased $4.111 million or 2.5 percent from the preceding three months.
                Service charges on deposit accounts were up $3.469 million or
        7.1 percent for the quarter and $6.006 million or 4.1 percent year to date. The favorable variances in both periods reflected higher revenues from overdraft and insufficient fund charges and from savings account service charges. Commercial account analysis fees were slightly lower for both the quarter and first nine months, largely due to increased credit given for commercial deposit account balances. The level of corporate service activities expanded in both periods.
                Credit card income rose $2.909 million or 10.3 percent for the three months and $10.266 million or 12.6 percent year to date. Gains in cardholder interchange income and net merchant discount income along with higher levels of other card income, including loan securitization, accounted for the growth in both periods. Cardholder purchase volume for the quarter and first nine months totaled $952 million and $2.654 billion, respectively, versus $862 million and $2.337 billion in the same respective periods a year earlier.
                Other service charges and fees grew $8.690 million or 59.6 percent for the third period and $20.612 million or 49.8 percent year to date, led by strong gains in investment fee income and electronic banking. Investment fee income consists primarily of fees from mutual funds, variable rate demand bond fees, brokerage commissions, private placements and loan syndications, while electronic banking represents revenues received principally from debit card and ATM usage. On a year-to-date basis, investment fee income represents approximately 30 percent of total other service charges and fees, while electronic banking represents approximately 40 percent. Safe deposit and safekeeping fees, representing approximately 10 percent of the total, showed modest growth on a year-to-date basis, while being down for the quarter. Gains in both periods occurred in remaining other service charges and fees, representing approximately 20 percent of total other service charges and fees.
                Trading account profits were higher by $805 thousand or 51.1 percent for the quarter and $4.142 million or 112.5 percent for the first nine months, reflecting improved bond market conditions from the prior year periods.
                Trust fee income was down a modest $411 thousand or 1.3 percent for the third period and $983 thousand or 1 percent year to date, the result primarly of lower corporate trust fees in both periods.
        Personal trust fees were moderately higher for both the quarter and first nine months.
                Mortgage fee income was down $4.321 million or 50.3 percent for the three months and $5.068 million or 20.8 percent for the first nine months. Declines principally reflected the loss of servicing fees, primarily due to the sale in April of the corporation's mortgage servicing portfolio. Origination fees increased in the third period but remained lower year to date. Loan originations totaled $421.066 million for the third quarter versus $296.307 million a year earlier and were $930.751 million for the first nine months compared with $1.146 billion in the same period of 1994.
                Remaining combined categories of total other operating revenue grew $7.733 million or 44.3 percent for the third period and $9.128 million or 16.9 percent year to date. Insurance premiums and commissions increased $619 thousand or 25.5 percent for the three months and $1.252 million or 14.7 percent for the first nine months. Bankers' acceptance and letter of credit fees were modestly higher for the quarter but decreased $616 thousand or 3.5 percent year to date. Other income rose $7.056 million or 76.8 percent for the third period and $8.492 million or 30.6 percent for the first nine months reflecting, in part, increased activity in the Capital Markets Group. Included in other income are revenues from the corporation's customer portfolio of interest rate and currency derivatives (excluding foreign exchange forwards and options) which had a notional amount of $5.847 billion and a fair value of $3.310 million at September 30, 1995 compared with $2.549 billion and $2.505 million, respectively, a year earlier.
                Including investment securities sales and the sale of the corporation's mortgage servicing portfolio in the second quarter, total noninterest income was higher by $18.758 million or 12.3 percent for the third period and $95.854 million or 21.3 percent year to date. Investment securities sales resulted in net gains of $317 thousand for the quarter and net losses of $26.048 million for the first nine months. The April sale of the mortgage servicing portfolio resulted in a pretax gain of $79.025 million.

____________________________________________________________________________________________________________________________________

NONINTEREST INCOME (thousands)                                                                                               TABLE 9
____________________________________________________________________________________________________________________________________

                                                              1995                           1994
                                               -----------------------------------    -------------------       Nine Months Ended
                                                Third        Second       First        Fourth     Third            September 30
                                                Quarter      Quarter      Quarter      Quarter    Quarter       1995        1994
                                               ---------    ---------    ---------    --------   --------    ---------    --------
Service charges on deposit accounts .......    $  52,409    $  52,452    $  48,881    $ 48,413   $ 48,940    $ 153,742    $147,736
Fees for trust services ...................       31,740       33,211       30,881      31,285     32,151       95,832      96,815
Credit card income -- net of
  interchange payments ....................       31,180       31,867       28,944      30,200     28,271       91,991      81,725
Mortgage fee income .......................        4,269        6,547        8,454       8,886      8,590       19,270      24,338
Trading account profits (losses) --
  excluding interest.......................        2,381        2,375        3,067        (582)     1,576        7,823       3,681
Insurance premiums and commissions ........        3,044        3,385        3,313       3,189      2,425        9,742       8,490
Bankers' acceptance and letter of
  credit fees .............................        5,885        5,743        5,559       5,365      5,827       17,187      17,803
Other service charges and fees ............       23,261       19,888       18,817      15,530     14,571       61,966      41,354
Other income ..............................       16,246       10,836        9,177      12,437      9,190       36,259      27,767
                                               ---------    ---------    ---------    --------   --------    ---------    --------
      Total other operating revenue .......      170,415      166,304      157,093     154,723    151,541      493,812     449,709
Gain on sale of mortgage servicing
  portfolio ...............................           --       79,025           --          --         --       79,025          --
Investment securities gains (losses) ......          317      (26,236)        (129)      2,094        433      (26,048)      1,226
                                               ---------    ---------    ---------    --------   --------    ---------    --------
      Total ...............................    $ 170,732    $ 219,093    $ 156,964    $156,817   $151,974    $ 546,789    $450,935
                                               =========    =========    =========    ========   ========    =========    ========
____________________________________________________________________________________________________________________________________

NONINTEREST EXPENSE

                Noninterest expense for the third quarter increased $27.589 million or 10.2 percent year over year and was up $72.643 million or
         8.9 percent for the first nine months. Wachovia's overhead ratio measuring noninterest expense as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) was 52.94 percent for the third period and 54.11 percent year to date. Noninterest expense decreased $7.735 million or
         2.5 percent from the second quarter.
                Total personnel expense rose $13.603 million or 9.7 percent for the third period and $26.307 million or 6.2 percent for the first nine months. Salaries expense grew $10.359 million or 8.9 percent for the quarter and $22.171 million or 6.4 percent year to date, primarily reflecting higher base salaries with severance and incentive pay also up in both periods. Employee benefits expense increased $3.244 million or 14.2 percent for the three months and $4.136 million or 5.5 percent for the first nine months, largely due to rises in retirement benefits expense and payroll taxes.
                Combined net occupancy and equipment expense was up modestly for the quarter and was higher by $5.541 million or 4 percent year to date. Net occupancy expense rose $1.398 million or 7 percent for the three months and $2.904 million or 4.9 percent for the first nine months, principally due to increased building maintenance and operating premise lease expenses and to higher building depreciation expense. Equipment expense was lower by $1.039 million or 3.9 percent for the third period, largely reflecting the reclassification of some telecommunications expenses to other expense. For the first nine months, equipment expense was up $2.637 million or 3.3 percent, due primarily to higher equipment maintenance costs as well as to increased expenses associated with equipment installation and relocation.
                Remaining combined categories of noninterest expense were higher by $13.627 million or 16.1 percent and $40.795 million or 16 percent for the third quarter and first nine months, respectively.
         Advertising and sales promotion expense rose $6.315 million or 78.8 percent for the quarter and $6.375 million or 23.5 percent for the first nine months, due principally to credit card solicitations. Expenses for professional services increased $5.104 million or 110.5 percent for the three months and $10.607 million or 76 percent year to date, with consulting fees associated with ongoing strategic initiatives principally accounting for the growth. Outside data processing, programming and software expense was up $2.125 million or
         27.1 percent for the three months and $6.082 million or 24.9 percent year to date, primarily reflecting higher external programming services costs, increased volume of treasury cash services operations and amortization of externally purchased software.
                Deposit insurance premiums paid by banking companies to the Federal Deposit Insurance Corporation were reduced in the third quarter retroactive to June 1, 1995. The rate for well-capitalized banks decreased from $.23 to $.04 per $100 of deposits resulting in a refund of $13.173 million to the corporation. Also in the third period, the corporation made an accrual of $8.581 million for an expected one-time Savings Association Insurance Fund assessment.

____________________________________________________________________________________________________________________________________

NONINTEREST EXPENSE (thousands)                                                                                             TABLE 10
____________________________________________________________________________________________________________________________________

                                                                        1995                                  1994
                                                        --------------------------------------      -------------------------
                                                          Third        Second           First        Fourth           Third
                                                         Quarter       Quarter         Quarter       Quarter         Quarter
                                                        --------      ---------       --------      ---------       ---------
Salaries ............................................   $127,152      $ 123,720       $118,185      $ 117,904       $ 116,793
Employee benefits ...................................     26,146         26,267         26,778         23,662          22,902
                                                        --------      ---------       --------      ---------       ---------
      Total personnel expense .......................    153,298        149,987        144,963        141,566         139,695
Net occupancy expense ...............................     21,424         20,940         20,190         21,261          20,026
Equipment expense ...................................     25,750         27,935         28,263         27,197          26,789
Postage and delivery ................................      9,379          9,190          9,592          8,650           8,645
Outside data processing, programming and software ...      9,959         10,664          9,897         10,773           7,834
Stationery and supplies .............................      6,374          6,619          6,208          6,182           6,578
Advertising and sales promotion .....................     14,334          9,747          9,412          6,949           8,019
Professional services ...............................      9,721          9,149          5,691          6,539           4,617
Travel and business promotion .......................      4,474          5,110          4,059          4,650           3,757
FDIC insurance and regulatory examinations ..........      9,464         13,344         13,339         13,188          13,294
Check clearing and other bank services ..............      2,374          2,337          2,150          2,204           2,475
Amortization of intangible assets ...................      1,210          2,116          4,071          4,430           4,524
Foreclosed property expense .........................       (146)           408           (155)             9            (452)
Other expense .......................................     31,267         39,071         25,352         28,927          25,492
                                                        --------      ---------       --------      ---------       ---------
      Total .........................................   $298,882      $ 306,617       $283,032      $ 282,525       $ 271,293
                                                        ========      =========       ========      =========       =========

Overhead ratio ......................................      52.94%         56.01%         53.41%         53.69%          53.24%

                                                           Nine Months Ended
                                                             September 30
                                                          1995           1994
                                                        --------      ---------
Salaries ............................................   $369,057      $ 346,886
Employee benefits ...................................     79,191         75,055
                                                        --------      ---------
      Total personnel expense .......................    448,248        421,941
Net occupancy expense ...............................     62,554         59,650
Equipment expense ...................................     81,948         79,311
Postage and delivery ................................     28,161         26,513
Outside data processing, programming and software ...     30,520         24,438
Stationery and supplies .............................     19,201         18,376
Advertising and sales promotion .....................     33,493         27,118
Professional services ...............................     24,561         13,954
Travel and business promotion .......................     13,643         11,604
FDIC insurance and regulatory examinations ..........     36,147         40,263
Check clearing and other bank services ..............      6,861          6,690
Amortization of intangible assets ...................      7,397         14,263
Foreclosed property expense .........................        107         (4,297)
Other expense .......................................     95,690         76,064
                                                        --------      ---------
      Total .........................................   $888,531      $ 815,888
                                                        ========      =========

Overhead ratio ......................................      54.11%         54.31%
____________________________________________________________________________________________________________________________________

INCOME TAXES
                Applicable income taxes were higher by $7.271 million or 12.6 percent for the third period and $38.021 million or 23.2 percent for the first nine months. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal debt securities and industrial revenue obligations. Also, within certain limitations, one-half of the interest income on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well, and results in substantial interest savings for local governments and their constituents.

____________________________________________________________________________________________________________________________________

INCOME TAXES (thousands)                                                                                                    TABLE 11
____________________________________________________________________________________________________________________________________

                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30             September 30
                                                                   1995         1994         1995         1994
                                                                ---------    ---------    ---------    ---------
Income before income taxes ..................................   $ 216,238    $ 195,679    $ 658,523    $ 561,089
                                                                =========    =========    =========    =========

Federal income taxes at statutory rate ......................   $  75,683    $  68,488    $ 230,483    $ 196,381
State and local income taxes -- net of federal benefit.......         952        1,235         (864)       3,426
Effect of tax-exempt securities interest and other income ...     (11,799)     (12,115)     (33,404)     (36,087)
Other items .................................................         122           79        5,963          437
                                                                ---------    ---------    ---------    ---------
     Total tax expense ......................................   $  64,958    $  57,687    $ 202,178    $ 164,157
                                                                =========    =========    =========    =========

Currently payable:
  Federal ...................................................   $  60,398    $  52,835    $ 213,143    $ 154,905
  Foreign ...................................................          59           46          183          106
  State and local ...........................................         241        1,773       10,954        6,549
                                                                ---------    ---------    ---------    ---------
     Total ..................................................      60,698       54,654      224,280      161,560

Deferred:
  Federal ...................................................       3,036        2,907       (9,819)       3,876
  State and local ...........................................       1,224          126      (12,283)      (1,279)
                                                                ---------    ---------    ---------    ---------
     Total ..................................................       4,260        3,033      (22,102)       2,597
                                                                ---------    ---------    ---------    ---------
     Total tax expense ......................................   $  64,958    $  57,687    $ 202,178    $ 164,157
                                                                =========    =========    =========    =========
____________________________________________________________________________________________________________________________________

FINANCIAL CONDITION AND CAPITAL RATIOS

                Total assets at September 30, 1995 were $44.101 billion, including $39.483 billion of interest-earning assets and $29.012 billion of loans. Comparable amounts one year earlier were $38.134 billion in assets, $33.580 billion in interest-earning assets and $24.968 billion in loans. At June 30, 1995, assets totaled $42.867 billion, interest-earning assets were $38.329 billion and loans were $28.251 billion.
                Deposits at third period-end were $25.283 billion, including $20.066 billion of time deposits, representing 79.4 percent of the total. This compared with deposits of $22.256 billion a year earlier, including $16.984 billion of time deposits or 76.3 percent of the total. Deposits at June 30, 1995 were $23.892 billion, with $18.530 billion of time deposits, representing 77.6 percent of the total.
                Shareholders' equity was $3.618 billion at September 30, 1995, up $403 million or 12.5 percent from $3.215 billion at the end of the 1994 third quarter and higher by $83 million or 2.3 percent from $3.535 billion at June 30, 1995. Included in the total at September 30, 1995 was $44.431 million, net of tax, of unrealized gains on securities available-for-sale marked to fair market value under FASB 115.
                Cash dividends paid totaled $61.312 million for the third quarter and $174.072 million for the first nine months, an increase of
         19.7 percent and 13 percent, respectively, from the same periods in 1994. Cash dividends paid represented a payout of 40.5 percent of net income for the three months and 38.1 percent year to date.
                The corporation was authorized by the board of directors on July 28, 1995 to repurchase up to 5 million shares of its common stock. The authorization replaced an earlier action on July 22, 1994 to repurchase the same number of shares. Repurchased shares will be used for various corporate purposes, including share issuance for the corporation's employee stock plans and dividend reinvestment plan. In the third quarter, the corporation repurchased 436,000 shares under the new and previous authorizations at an average price of $36.939 per share for a total cost of $16.105 million. As of September 30, 1995, a total of 4,800,000 shares remained available for repurchase under the new authorization.
               Intangible assets were $40.283 million at September 30, 1995, consisting of $29.844 million in goodwill, $7.342 million in deposit base intangibles, $1.725 million in purchased credit card intangibles and $1.372 million in other intangible assets. In April, the corporation sold its mortgage servicing portfolio with associated mortgage servicing rights of $31.903 million at March 31, 1995. At third quarter-close 1994, intangible assets were $82.546 million, with $37.286 million in mortgage servicing rights, $31.334 million in goodwill, $9.092 million in deposit base intangibles, $3.045 million in purchased credit card intangibles and $1.789 million in other intangibles. Intangible assets at June 30, 1995 were $41.492 million.
               Regulatory agencies divide capital into Tier I (consisting of shareholders' equity less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under FASB 115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.
               Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards.
               At September 30, 1995, Wachovia's Tier I to risk-adjusted assets ratio was 9.32 percent with total capital 13.08 percent of risk-adjusted assets. The corporation's Tier I leverage ratio was
         8.34 percent.

____________________________________________________________________________________________________________________________________

CAPITAL COMPONENTS AND RATIOS (thousands)                                                                                  TABLE 12
____________________________________________________________________________________________________________________________________


                                                                      1995                                      1994
                                                -----------------------------------------------      ----------------------------
                                                   Third             Second           First            Fourth           Third
                                                   Quarter           Quarter          Quarter          Quarter          Quarter
                                                ------------       -----------      -----------      -----------      -----------
Tier I capital:
  Common shareholders' equity ...............   $  3,617,642       $ 3,535,313      $ 3,404,983      $ 3,286,507      $ 3,214,881
  Less ineligible intangible assets .........         29,844            30,216           30,589           30,961           31,334
  Unrealized (gains) losses on securities
    available-for-sale, net of tax ..........        (44,431)          (44,556)          10,111           37,635           21,510
                                                ------------       -----------      -----------      -----------      -----------
     Total Tier I capital ...................      3,543,367         3,460,541        3,384,505        3,293,181        3,205,057

Tier II capital:
  Allowable allowance for loan losses .......        408,684           408,633          408,500          406,132          406,005
  Allowable long-term debt ..................      1,018,003         1,020,267          770,680          830,782          832,881
                                                ------------       -----------      -----------      -----------      -----------
     Tier II capital additions ..............      1,426,687         1,428,900        1,179,180        1,236,914        1,238,886
                                                ------------       -----------      -----------      -----------      -----------
     Total capital ..........................   $  4,970,054       $ 4,889,441      $ 4,563,685      $ 4,530,095      $ 4,443,943
                                                ============       ===========      ===========      ===========      ===========

Risk-adjusted assets ........................   $ 38,011,712       $37,189,208      $36,207,967      $35,573,896      $34,100,248

Quarterly average assets ....................   $ 42,572,976       $40,875,958      $38,901,940      $38,146,370      $37,676,339

Risk-based capital ratios:
  Tier I capital ............................           9.32%             9.31%            9.35%            9.26%            9.40%
  Total capital .............................          13.08             13.15            12.60            12.73            13.03

Tier I leverage ratio* ......................           8.34              8.47             8.70             8.63             8.51

Shareholders' equity to total assets ........           8.20              8.25             8.47             8.39             8.43

*Ratio excludes the average unrealized gains
 (losses) on securities available-for-sale,
 net of tax, of $39,715, $8,933, ($29,681),
 ($26,581) and ($16,885), respectively
____________________________________________________________________________________________________________________________________

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                                             September 30        December 31        September 30
$ in thousands                                                                    1995               1994              1994
                                                                              -----------        -----------        -----------
ASSETS
Cash and due from banks....................................................   $ 2,516,429        $ 2,670,115        $ 2,508,241
Interest-bearing bank balances.............................................       419,555              6,763              5,758
Federal funds sold and securities
  purchased under resale agreements........................................       347,962            201,606            199,386
Trading account assets.....................................................     1,065,949            889,958            745,000
Securities available-for-sale..............................................     4,248,296          3,538,247          3,688,984
Securities held-to-maturity (market value of $4,513,177,
  $4,114,644 and $3,980,564, respectively).................................     4,388,758          4,184,610          3,972,867
Loans and net leases.......................................................    29,020,208         25,898,774         24,975,597
Less unearned income on loans..............................................         7,956              7,970              7,881
                                                                              -----------        -----------        -----------
      Total loans..........................................................    29,012,252         25,890,804         24,967,716
Less allowance for loan losses.............................................       408,684            406,132            406,005
                                                                              -----------        -----------        -----------
      Net loans............................................................    28,603,568         25,484,672         24,561,711
Premises and equipment.....................................................       591,879            543,548            532,121
Due from customers on acceptances..........................................       608,825            416,591            774,222
Other assets...............................................................     1,309,884          1,251,848          1,145,995
                                                                              -----------        -----------        -----------
      Total assets.........................................................   $44,101,105        $39,187,958        $38,134,285
                                                                              ===========        ===========        ===========

LIABILITIES
Deposits in domestic offices:
  Demand...................................................................   $ 5,208,185        $ 5,657,579        $ 5,265,733
  Interest-bearing demand..................................................     3,278,742          3,524,857          3,336,611
  Savings and money market savings.........................................     6,796,514          6,065,966          6,099,692
  Savings certificates.....................................................     6,641,131          5,464,532          5,177,269
  Large denomination certificates..........................................     2,401,901          1,416,318          1,484,147
  Noninterest-bearing time.................................................         5,695             24,121             50,753
                                                                              -----------        -----------        -----------
      Total deposits in domestic offices...................................    24,332,168         22,153,373         21,414,205
Deposits in foreign offices:
  Demand...................................................................         8,522              5,540              6,399
  Time.....................................................................       942,325            910,345            835,091
                                                                              -----------        -----------        -----------
      Total deposits in foreign offices....................................       950,847            915,885            841,490
                                                                              -----------        -----------        -----------
      Total deposits.......................................................    25,283,015         23,069,258         22,255,695
Federal funds purchased and securities
  sold under repurchase agreements.........................................     6,472,005          5,898,398          5,528,088
Commercial paper...........................................................       535,019            406,706            432,012
Other short-term borrowed funds............................................     2,080,499          1,007,340            854,559
Long-term debt:
  Bank notes...............................................................     3,925,550          3,953,318          3,890,345
  Other long-term debt.....................................................     1,084,663            837,146            839,246
                                                                              -----------        -----------        -----------
      Total long-term debt.................................................     5,010,213          4,790,464          4,729,591
Acceptances outstanding....................................................       608,825            416,591            774,222
Other liabilities..........................................................       493,887            312,694            345,237
                                                                              -----------        -----------        -----------
      Total liabilities....................................................    40,483,463         35,901,451         34,919,404

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
  Authorized 50,000,000 shares; none outstanding...........................            --                 --                 --
Common stock, par value $5 per share:
  Issued 170,325,647, 170,933,749 and
    170,759,977, respectively..............................................       851,628            854,669            853,800
Capital surplus............................................................       714,051            741,946            741,083
Retained earnings..........................................................     2,051,963          1,689,892          1,619,998
                                                                              -----------        -----------        -----------
      Total shareholders' equity...........................................     3,617,642          3,286,507          3,214,881
                                                                              -----------        -----------        -----------
      Total liabilities and shareholders' equity...........................   $44,101,105        $39,187,958        $38,134,285
                                                                              ===========        ===========        ===========

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended            Nine Months Ended
                                                                               September 30                  September 30
$ in thousands, except per share                                            1995         1994             1995         1994
                                                                          --------     --------        ----------    ---------
INTEREST INCOME
Loans............................................................         $615,542     $483,087        $1,769,174    $1,340,149
Securities available-for-sale:
  State and municipal............................................               --           --                --            14
  Other investments..............................................           74,019       46,801           180,054       139,133
Securities held-to-maturity:
  State and municipal............................................            7,923       12,192            27,398        38,316
  Other investments..............................................           70,466       54,992           204,460       164,226
Interest-bearing bank balances...................................              473          142               679           487
Federal funds sold and securities
  purchased under resale agreements..............................            1,959        1,347             3,924         6,300
Trading account assets...........................................           16,102        8,889            42,678        22,465
                                                                          --------     --------        ----------    ----------
      Total interest income......................................          786,484      607,450         2,228,367     1,711,090

INTEREST EXPENSE
Deposits:
  Domestic offices...............................................          205,948      134,241           558,780       373,329
  Foreign offices................................................           11,299        7,042            28,309        14,420
                                                                          --------     --------        ----------    ----------
      Total interest on deposits.................................          217,247      141,283           587,089       387,749
Short-term borrowed funds........................................          129,411       71,495           357,286       184,457
Long-term debt...................................................           72,259       61,551           210,108       160,618
                                                                          --------     --------        ----------    ----------
      Total interest expense.....................................          418,917      274,329         1,154,483       732,824

NET INTEREST INCOME..............................................          367,567      333,121         1,073,884       978,266
Provision for loan losses........................................           23,179       18,123            73,619        52,224
                                                                          --------     --------        ----------    ----------
Net interest income after
  provision for loan losses .....................................          344,388      314,998         1,000,265       926,042

OTHER INCOME
Service charges on deposit accounts..............................           52,409       48,940           153,742       147,736
Fees for trust services..........................................           31,740       32,151            95,832        96,815
Credit card income...............................................           31,180       28,271            91,991        81,725
Mortgage fee income..............................................            4,269        8,590            19,270        24,338
Trading account profits..........................................            2,381        1,576             7,823         3,681
Other operating income...........................................           48,436       32,013           125,154        95,414
                                                                          --------     --------        ----------    ----------
      Total other operating revenue..............................          170,415      151,541           493,812       449,709
Gain on sale of mortgage servicing portfolio.....................               --           --            79,025            --
Investment securities gains (losses).............................              317          433           (26,048)        1,226
                                                                          --------     --------        ----------    ----------
      Total other income.........................................          170,732      151,974           546,789       450,935

OTHER EXPENSE
Salaries.........................................................          127,152      116,793           369,057       346,886
Employee benefits................................................           26,146       22,902            79,191        75,055
                                                                          --------     --------        ----------    ----------
      Total personnel expense ...................................          153,298      139,695           448,248       421,941
Net occupancy expense............................................           21,424       20,026            62,554        59,650
Equipment expense................................................           25,750       26,789            81,948        79,311
Other operating expense..........................................           98,410       84,783           295,781       254,986
                                                                          --------     --------        ----------    ----------
      Total other expense........................................          298,882      271,293           888,531       815,888
Income before income taxes.......................................          216,238      195,679           658,523       561,089
Applicable income taxes..........................................           64,958       57,687           202,178       164,157
                                                                          --------     --------        ----------    ----------
NET INCOME.......................................................         $151,280     $137,992        $  456,345    $  396,932
                                                                          ========     ========        ==========    ==========
Net income per common share:
  Primary........................................................         $    .88     $    .80        $     2.65    $     2.30
  Fully diluted..................................................         $    .87     $    .80        $     2.64    $     2.30
Average shares outstanding:
  Primary........................................................          171,793      172,097           171,993       172,462
  Fully diluted..................................................          172,512      172,701           172,882       173,086

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Common Stock
                                                                         --------------------------        Capital        Retained
$ in thousands, except per share                                           Shares           Amount         Surplus        Earnings
                                                                         -----------       --------       --------       ----------
PERIOD ENDED SEPTEMBER 30, 1994
Balance at beginning of year ........................................    171,375,772       $856,879       $761,573       $1,399,495
Net income ..........................................................                                                       396,932
Cash dividends declared on common
  stock -- $.90 a share .............................................                                                      (154,083)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...........................        544,925          2,724         12,255
  Dividend reinvestment plan ........................................        260,354          1,302          7,255
  Conversion of debentures ..........................................         47,174            236            665
Common stock acquired ...............................................     (1,468,248)        (7,341)       (40,471)
Unrealized losses on securities
  available-for-sale, net of tax ....................................                                                       (21,510)
Miscellaneous .......................................................                                         (194)            (836)
                                                                         -----------       --------       --------       ----------

Balance at end of period ............................................    170,759,977       $853,800       $741,083       $1,619,998
                                                                         ===========       ========       ========       ==========

PERIOD ENDED SEPTEMBER 30, 1995
Balance at beginning of year ........................................    170,933,749       $854,669       $741,946       $1,689,892
Net income ..........................................................                                                       456,345
Cash dividends declared on common
  stock -- $1.02 a share ............................................                                                      (174,072)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...........................        625,298          3,126         12,442
  Dividend reinvestment plan ........................................        271,933          1,360          8,592
  Conversion of debentures ..........................................        165,885            829          2,355
Common stock acquired ...............................................     (1,671,218)        (8,356)       (51,249)
Unrealized gains on securities
  available-for-sale, net of tax ....................................                                                        82,065
Miscellaneous .......................................................                                          (35)          (2,267)
                                                                         -----------       --------       --------       ----------

Balance at end of period ............................................    170,325,647       $851,628       $714,051       $2,051,963
                                                                         ===========       ========       ========       ==========

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Nine Months Ended
                                                                                                          September 30
$ in thousands                                                                                       1995              1994
                                                                                                  ----------         ----------
OPERATING ACTIVITIES
Net income....................................................................................    $  456,345         $  396,932
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses...................................................................        73,619             52,224
  Depreciation and amortization...............................................................        53,780             83,893
  Deferred income tax benefit.................................................................       (22,102)             2,597
  Investment securities (gains) losses........................................................        25,979             (1,226)
  Gain on sale of noninterest-earning assets..................................................        (1,621)            (4,649)
  Gain on sale of mortgage servicing portfolio................................................       (79,025)                --
  Increase (decrease) in accrued income taxes.................................................        22,047               (327)
  Increase (decrease) in accrued interest receivable..........................................       (68,599)             7,851
  Increase in accrued interest payable........................................................        87,770             51,802
  Net change in other accrued and deferred income and expense.................................        78,819              4,140
  Net trading account activities..............................................................      (175,991)            43,779
  Net loans held for resale...................................................................      (216,831)           264,175
                                                                                                  ----------         ----------
      Net cash provided by operating activities...............................................       234,190            901,191

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing bank balances.....................................      (412,792)             6,720
Net (increase) decrease in federal funds sold and securities
  purchased under resale agreements...........................................................      (146,356)           491,720
Purchases of securities available-for-sale....................................................    (3,670,330)          (722,958)
Purchases of securities held-to-maturity......................................................      (555,926)          (304,060)
Sales of securities available-for-sale........................................................     2,390,251             69,376
Calls, maturities and prepayments of securities available-for-sale............................       681,106            654,953
Calls, maturities and prepayments of securities held-to-maturity..............................       349,887            470,771
Net increase in loans made to customers.......................................................    (2,979,765)        (2,314,157)
Capital expenditures..........................................................................      (113,131)           (87,128)
Proceeds from sales of premises and equipment.................................................        11,196              5,710
Proceeds from sale of mortgage servicing portfolio............................................       142,011                 --
Net increase in other assets..................................................................       (81,583)           (74,639)
                                                                                                  ----------         ----------
      Net cash used by investing activities...................................................    (4,385,432)        (1,803,692)

FINANCING ACTIVITIES
Net increase (decrease) in demand, savings and money market accounts..........................        19,595         (1,140,275)
Net increase in certificates of deposit.......................................................     2,194,162             43,572
Net increase in federal funds purchased and securities sold under repurchase agreements.......       573,607            786,805
Net increase (decrease) in commercial paper...................................................       128,313           (157,166)
Net increase (decrease) in other short-term borrowings........................................     1,073,159           (236,564)
Proceeds from issuance of bank notes..........................................................       946,897          1,945,589
Maturities of bank notes......................................................................      (975,731)          (427,800)
Proceeds from issuance of other long-term debt................................................       248,012            247,800
Payments on other long-term debt..............................................................          (384)              (263)
Common stock issued...........................................................................        17,653             19,804
Dividend payments.............................................................................      (174,072)          (154,083)
Common stock repurchased......................................................................       (56,025)           (46,601)
Net increase in other liabilities.............................................................         2,370                396
                                                                                                  ----------         ----------
      Net cash provided by financing activities...............................................     3,997,556            881,214

DECREASE IN CASH AND CASH EQUIVALENTS.........................................................      (153,686)           (21,287)
Cash and cash equivalents at beginning of year................................................     2,670,115          2,529,528
                                                                                                  ----------         ----------
Cash and cash equivalents at end of period....................................................    $2,516,429         $2,508,241
                                                                                                  ==========         ==========

SUPPLEMENTAL DISCLOSURES
Unrealized appreciation in securities available-for-sale:
  Increase in securities available-for-sale...................................................    $  133,840         $   35,225
  Increase (decrease) in deferred taxes.......................................................       (51,775)            13,715
  Increase in shareholders' equity............................................................        82,065             21,510

________________________________________________________________________________
1995 FORM 10Q

         United States Securities and Exchange Commission
         Washington, DC 20549
         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
         For the Quarterly Period Ended September 30, 1995
         Commission File Number 1-9021

WACHOVIA CORPORATION

         Incorporated in the State of North Carolina
         IRS Employer Identification Number 56-1473727
         Address and Telephone:
             301 North Main Street, Winston-Salem, North Carolina 27150,
               (910) 770-5000
             191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

             Securities registered pursuant to Section 12(b) of the Act:
         Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
             As of September 30, 1995, Wachovia Corporation had 170,325,647 shares of common stock outstanding.
             Wachovia Corporation has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the financial supplement for the quarter ended September 30, 1995 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.


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

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS ............................... 4-21

________________________________________________________________________________
1995 FORM 10-Q - continued


PART II  OTHER INFORMATION

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

      (a) 11 "Computation of Earnings per Common Share," is presented as Table 3 on page 6 of the third quarter 1995 financial supplement.

          19 "Unaudited Consolidated Financial Statements," listed in Part I, Item 1 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the third quarter of 1995 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

          27    Financial Data Schedule (for SEC purposes only).

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended September 30, 1995.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

November 9, 1995 ROBERT S. McCOY, JR.       November 9, 1995 JOHN C. McLEAN, JR.
                 ------------------------                    -------------------
                 Robert S. McCoy, Jr.                        John C. McLean, Jr.
                 Executive Vice President                    Comptroller
                 and Chief Financial Officer