Form 10-K405
period 1995-12-31
WACHOVIA CORP/ NC
filed 1996-03-26
CIK 774203

                                 1995 FORM 10-K
-------------------------------------------------------------------------------

     United States Securities and Exchange Commission
     Washington, DC 20549
     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1995
     Commission File Number 1-9021

WACHOVIA CORPORATION

     Incorporated in the State of North Carolina
     IRS Employer Identification Number 56-1473727
     Address and Telephone:
          100 North Main Street, Winston-Salem, North Carolina 27101, (910) 770-5000
          191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

          Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
          As of February 6, 1996, Wachovia Corporation had 169,612,091 shares of common stock outstanding. The aggregate market value of Wachovia Corporation common stock held by nonaffiliates on February 6, 1996 was approximately $7.629 billion and the number of shares held by nonaffiliates was 169,524,175.
          Wachovia Corporation has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Wachovia Corporation's Proxy Statement for its 1996 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1996 are incorporated by reference into Part III of this report. Portions of the annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Annual Report expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.

           PART I                                                     PAGE

           Item 1        Business

                           Description of Business.......  3, 14-42, 72-74
                           Subsidiaries of Wachovia
                             Corporation...............................  2
                           Average Balance Sheets/
                             Interest/Rates.............. 64-65, 68-69, 70
                           Volume and Rate
                             Variance Analysis .................... 17, 40
                           Securities........................... 19, 50-51
                           Loans........................ 18, 26, 51-52, 71
                           Allowance for Loan Losses
                             and Loan Loss Experience.......... 27, 28, 40
                           Deposits.................  20-21, 24, 64-65, 70
                           Return on Equity and Assets ................ 70
                           Short-Term Borrowed Funds .................. 24

           Item 2        Properties....................................  2

           Item 3        Legal Proceedings............................. 58

           Item 4        Submission of Matters to a Vote
                           of Security Holders -- None
           PART II

           Item 5        Market for Registrant's Common
                           Equity and Related
                           Stockholder Matters ..................... 72-73

           Item 6        Selected Financial Data................ 66-67, 71

           Item 7        Management's Discussion and
                           Analysis of Financial
                           Condition and Results
                           of Operations............................ 14-42

           Item 8        Financial Statements and
                           Supplementary Data....................... 35-63

           Item 9        Changes in and Disagreements
                           with Accountants on
                           Accounting and Financial
                           Disclosure -- None

           PART III

           Item 10       Directors and Executive
                           Officers of the Registrant..... Proxy Statement

           Item 11       Executive Compensation........... Proxy Statement

           Item 12       Security Ownership of
                           Certain Beneficial Owners
                           and Management................. Proxy Statement

           Item 13       Certain Relationships
                           and Related Transactions....... Proxy Statement

           PART IV

           Item 14       Exhibits, Financial Statement
                           Schedules and Reports on
                           Form 8-K .............................. 3, 7-11

SUBSIDIARIES OF WACHOVIA CORPORATION

The following table sets forth the subsidiaries of Wachovia Corporation on December 31, 1995. The common stock of each of these subsidiaries is 100 percent owned by its parent. The financial statements of all subsidiaries are included in the consolidated statements of Wachovia Corporation and subsidiaries.

                                                Organized under the
                                               laws of the state of:


       Wachovia Bank of North Carolina, N.A.    the United States
         Wachovia International
            Banking Corporation                 the United States*
         Wachovia Leasing Corporation           North Carolina
         Wachovia Auto Leasing Company
            of North Carolina                   North Carolina
         Wachovia Insurance Services of
            North Carolina, Inc.                North Carolina
         Greenville Agricultural Credit
            Corporation                         North Carolina
         City Loans, Inc.                       North Carolina
         WOC Company                            North Carolina
       Wachovia Bank of Georgia, N.A.           the United States
         First Bank Building Corporation        Georgia
         First Atlanta Services Corporation     Delaware
         Wachovia Auto Leasing Company
            of Georgia                          Georgia
         WMCS, Inc.                             Georgia
       Wachovia Bank of South Carolina, N.A.    the United States
         Wachovia Insurance Services of
            South Carolina, Inc.                South Carolina
         First National Properties, Inc.        South Carolina
       South Carolina National OREO, Inc.       South Carolina
       Southern Provident Life
         Insurance Company                      Arizona
       Atlantic Savings Bank, FSB               the United States
            Atlantic Mortgage Corporation
              of South Carolina, Inc.           South Carolina
       Wachovia Mortgage Company                North Carolina
         New Salem, Inc.                        North Carolina
       Wachovia Investments, Inc.               North Carolina
       Wachovia Corporate Services, Inc.        North Carolina
       Wachovia Operational Services
         Corporation                            North Carolina
       Wachovia Trust Services, Inc.            North Carolina
       The First National Bank of
         Atlanta (Delaware)                     the United States
       Wachovia Bank Card Services, Inc.        Delaware
       First Atlanta Corporation                Georgia
       FA Investment Company                    Georgia
       Financial Life Insurance Company
         of Georgia                             Georgia
       The Wachovia Insurance Agency
         of Georgia, Inc.                       Georgia
       FAIRCO Properties, Inc.                  Georgia
       First Atlanta Lease Liquidating
         Corporation                            Georgia
       Wachovia Corporation of Florida          Florida
       Wachovia Corporation of Alabama          Alabama
       Wachovia Corporation of Tennessee        Tennessee
       Wachovia Capital Markets, Inc.           Georgia

      * Organized under Chapter 25(a) of the Federal Reserve Act of the United States

PROPERTIES

The principal offices of the Corporation and Wachovia Bank of North Carolina, N.A., are located at 100 North Main Street, Winston-Salem, North Carolina, where the company owns and occupies approximately 535,000 square feet of office space.

Wachovia Bank of Georgia, N.A., occupies approximately 380,000 square feet of an office tower at 191 Peachtree Street, N.E., Atlanta, Georgia, under a lease expiring December 2008.

Wachovia Bank of South Carolina, N.A., occupies approximately 12,000 square feet of office space in the Palmetto Center at 1426 Main Street, Columbia, South Carolina, under a lease expiring November 2003.

The table on page 3 lists the number of banking offices. The Corporation's banking subsidiaries own in fee 339 offices while the others are leased or are located on leased land. The approximate lease terms range from one to fifty years on these properties. In addition, the Corporation's banking subsidiaries own in fee or lease a number of multistory office buildings which house supporting services. Other subsidiaries of the Corporation maintain leased office space in cities in which they conduct their respective operations.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits -- The index of exhibits has been filed as separate pages of the 1995 Form 10-K. Copies of the exhibit list or of Exhibits are available upon request to: Corporate Reporting, Wachovia Corporation, P.O. Box 3099, Winston-Salem, North Carolina 27150. A copying fee will be charged for the Exhibits.

Financial Statement Schedules -- Omitted due to inapplicability or because the required information is shown in the Financial Statements or the Notes thereto.

Reports on Form 8-K: A Current Report on Form 8-K dated October 3, 1995 was filed with the Securities and Exchange Commission setting forth the computation of Ratios of Earnings to Fixed Charges to be incorporated into Wachovia Corporation's Registration Statement on Form S-3 (Registration No. 33-55839).

SIGNATURES

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 1996.

WACHOVIA CORPORATION


ROBERT S. McCOY, JR.
--------------------
Robert S. McCoy, Jr.
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 1996.


L.M. BAKER, JR.
---------------
L.M. Baker, Jr.
President and Chief Executive Officer


ROBERT S. McCOY, JR.
--------------------
Robert S. McCoy, Jr.
Executive Vice President and
Chief Financial Officer


JOHN C. McLEAN, JR.
-------------------
John C. McLean, Jr.
Comptroller


The Directors of Wachovia Corporation (listed below) have executed a power of attorney appointing Kenneth W. McAllister, their attorney-in-fact, empowering him to sign this report on their behalf:

               John G. Medlin, Jr.            Donald R. Hughes
               Rufus C. Barkley, Jr.          E. Kenneth Iverson
               Crandall C. Bowles             James W. Johnston
               John L. Clendenin              Wyndham Robertson
               Lawrence M. Gressette, Jr.     Herman J. Russell
               Thomas K. Hearn, Jr.           Sherwood H. Smith, Jr.
               W. Hayne Hipp                  Charles McKenzie Taylor
               Robert M. Holder, Jr.


                            KENNETH W. McALLISTER
                            ---------------------
                            Kenneth W. McAllister
                            Attorney-in-Fact

PART III

ITEM 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The names, ages and positions of the executive officers of Wachovia as of January 31, 1996 are shown below along with their business experience during the past five years and the year of their employment with Wachovia and subsidiaries. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.


Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

L. M. Baker, Jr., 53               Chief Executive Officer of Wachovia
President and Chief                Corporation since January 1994;
Executive Officer Wachovia         President of Wachovia Corporation
Corporation; Chairman of           since 1993; Chief Operating Officer of
the Board Wachovia Bank            Wachovia Corporation, February -
of North Carolina, N.A.;           December 1993; Executive Vice
Director of Wachovia               President of Wachovia Corporation
Corporation, Wachovia Bank         until January 1993; President and
of Georgia, N.A., and              Chief Executive Officer of Wachovia
Wachovia Bank of South             Corporation of North Carolina, January
Carolina, N.A.                     1990 - March 1993; President and Chief
                                   Executive Officer of Wachovia Bank
                                   of North Carolina, N.A., January 1990 -
                                   May 1993; Executive Vice President of
                                   Wachovia Corporation of North Carolina
                                   until December 1989; Executive Vice
                                   President of Wachovia Bank of North
                                   Carolina, N.A. until December 1989.
                                   Employed in 1969.



Mickey W. Dry, 56                  Executive Vice President and Chief Credit
Executive Vice President           Officer of Wachovia Corporation since
and Chief Credit Officer           November 1989; Executive Vice President of
Wachovia Corporation;              Wachovia Bank of North Carolina, N.A.
Executive Vice President           since October 1989; Senior Vice President/
Wachovia Bank of North             Group Executive of Wachovia Bank of North
Carolina, N.A.                     Carolina, N.A. until 1989.  Employed in
                                   1961.


Hugh M. Durden, 52                 Executive Vice President of Wachovia
Executive Vice President           Corporation since 1994; President of
Wachovia Corporation,              Wachovia Corporate Services, Inc. since
Wachovia Bank of North             July 1994; President of Wachovia Trust
Carolina, N.A., President          Services, Inc. January-June 1994;
Wachovia Corporate Services,       Executive Vice President of Wachovia
Inc.                               Bank of North Carolina, N.A.; Western
                                   Division Executive, Wachovia Bank of
                                   North Carolina, N.A., 1991-1994; Regional
                                   Vice President, Southern Region, Wachovia
                                   Bank of North Carolina, N.A., 1989-1991.
                                   Employed in 1972.

-----------------------------------------------------------------------

Name, Age                         Business Experience During Past
and Position                      Five Years and Year Employed
------------                      ----------------------------

W. Doug King, 57                  Executive Vice President of Wachovia
Executive Vice President          Corporation since July 1994; Senior
Wachovia Corporation              Vice President of Wachovia Corporation,
                                  October 1992 - July 1994.  President
                                  of Wachovia Bank of South Carolina, N.A.,
                                  January 1992- October 1992; Vice Chairman of Wachovia Bank of South Carolina,
                                  N.A., September 1990 - January 1992.
                                  Employed in 1963.


Walter E. Leonard, Jr. 50          Executive Vice President of Wachovia
Executive Vice President           Corporation since October 1988;
Wachovia Corporation,              Executive Vice President of Wachovia
Wachovia Bank of Georgia,          Bank of Georgia, N.A.; President of
N.A.; President Wachovia           Wachovia Operational Services Corporation.
Operational Services               Employed in 1965.
Corporation


Kenneth W. McAllister, 47          Executive Vice President of Wachovia
Executive Vice President           Corporation since January 1994; General
and General Counsel                Counsel of Wachovia Corporation;
Wachovia Corporation               Secretary of Wachovia Corporation
                                   until October 1992.  Employed in 1988.

Robert S. McCoy, Jr., 57           Executive Vice President of Wachovia
Executive Vice President and       Corporation since January 1992; Chief
Chief Financial Officer            Financial Officer of Wachovia Corporation
Wachovia Corporation               since September 1992; Comptroller of
                                   Wachovia Corporation, January 1992 - August
                                   1992; President of South Carolina National
                                   Corporation until 1992; Vice Chairman and
                                   Chief Financial Officer of Wachovia Bank of South Carolina, N.A., 1990 - 1992;
                                   Executive Vice President and Chief Financial
                                   Officer of Wachovia Bank of South Carolina,
                                   N.A., until 1990.  Employed in 1984.

John C. McLean, Jr., 47            Comptroller of Wachovia Corporation since
Comptroller                        July 1993; Senior Vice President of Wachovia
                                   Bank of North Carolina, N.A. from April 1990
                                   - July 1993.  Employed in 1975.

-----------------------------------------------------------------------

Name, Age                          Business Experience DuringPast
and Position                       Five Years and Year Employed
------------                       ----------------------------

G. Joseph Prendergast, 50          Executive Vice President of Wachovia
Executive Vice President           Corporation since October 1988;
Wachovia Corporation;              Chairman of Wachovia Bank of Georgia,
Chairman Wachovia Bank of          N.A. since January 1994; Chairman
Georgia, N.A. and Wachovia         of Wachovia Bank of South Carolina,
Bank of South Carolina, N.A.;      N.A. since July 1995. President and
Director Wachovia Bank             Chief Executive Officer of Wachovia
of Georgia, N.A., Wachovia         Bank of Georgia, N.A. January 1993-
Bank of North Carolina, N.A.,      January 1995; President and Chief
and Wachovia Bank of South         Executive Officer of Wachovia
Carolina, N.A.                     Corporate Services, Inc. until
                                   July 1994; President and Chief
                                   Executive Officer of Wachovia
                                   Corporation of Georgia, January 1993-
                                   March 1993; Executive Vice President
                                   of Wachovia Bank of Georgia, N.A.,
                                   1989-1993; Executive Vice President
                                   of Wachovia Bank of North Carolina,
                                   N.A. until 1989. Employed in 1973.



Richard B. Roberts, 52             Executive Vice President and
Executive Vice President and       Treasurer of Wachovia Corporation
Treasurer Wachovia                 since April 1990; Executive Vice
Corporation; Executive Vice        President of Wachovia Bank of
President Wachovia Bank of         North Carolina, N.A.
North Carolina, N.A.               Employed in 1967.




During the past five years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to an evaluation of the ability or integrity of any of Wachovia's executive officers, directors, or any persons nominated to become directors.

PART IV

Item 14.  Exhibits
------------------

    3.1 Amended and Restated Articles of Incorporation of the registrant (Exhibit 3.1 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
    3.2 Bylaws of the registrant as amended (Exhibit 3.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).
    4.1  Articles IV, VII, IX, X and XI of the registrant's
           Amended and Restated Articles of Incorporation (Included in Exhibit 3.1 hereto).
    4.2 Article 1, Section 1.8, and Article 6 of the registrant's Bylaws (included in Exhibit 3.2 hereto).
    4.3  Indenture dated as of May 15, 1986 between South
           Carolina National Corporation and Morgan Guaranty Trust Company of New York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures due in
           2001 (Exhibit 28 to S-3 Registration Statement of South
           Carolina National Corporation, File No. 33-7710*).
    4.4  First Supplemental Indenture dated as of November
           26, 1991 by and among South Carolina National Corporation,
           Wachovia Corporation and Morgan Guaranty Trust Company of New
           York, as Trustee, amending the Indenture described in Exhibit
           4.3 hereto (Exhibit 4.10 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
    4.5  Indenture dated as of March 15, 1991 between South
           Carolina National Corporation and Bankers Trust Company, as Trustee, relating to certain unsecured subordinated securities (Exhibit 4(a) to S-3 Registration Statement of South Carolina National Corporation, File No. 33-39754*).
    4.6  First Supplemental Indenture dated as of January
           24, 1992 by and among South Carolina National Corporation, Wachovia Corporation and Bankers Trust Company, as Trustee, amending the Indenture described in Exhibit 4.5 hereto (Exhibit 4.12 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended
           December 31, 1991, File No. 1-9021*).
    4.7 Indenture dated as of August 22, 1989 between First Wachovia Corporation and The Philadelphia National Bank, as Trustee, relating to $300,000,000 principal amount of subordinated debt securities (Exhibit 4(c) to S-3 (Shelf) Registration
           Statement of First Wachovia Corporation, File No. 33-30721*).
    4.8  First Supplemental Indenture, dated as of September
           15, 1992 between Wachovia Corporation and CoreStates Bank, National Association, as Trustee, amending the Indenture described in Exhibit 4.7 hereto (Exhibit 4(d) to Report on Form 8 of
           Wachovia Corporation, filed on October 15, 1992, File No.
           1-9021*).

------------------------------

   4.9    Indenture dated as of March 1, 1993 between
            Wachovia Corporation and CoreStates Bank, National Association, as Trustee, relating to subordinated debt securities (Exhibit 4(a) to S-3 (Shelf) Registration Statement of Wachovia Corporation, File No. 33-59206*).
   10.1   Deferred Compensation Plan of Wachovia Bank of North Carolina,
            N.A. (Exhibit 10.1 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31,1992, File No. 1-9021*).
   10.2   1983 Amendment to Deferred Compensation Plan described in
            Exhibit 10.1 hereto (Exhibit 10.2 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
            31, 1992, File No. 1-9021*).
   10.3   1986 Amendment to Deferred Compensation Plan described in Exhibit
            10.1 hereto (Exhibit 10.9 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File
            No. 1-9021*).
   10.4 1983 Senior Management Stock Option Plan of Wachovia Corporation (Exhibit 4.2 to Post-Effective Amendment No. 1 to S-4 Registration Statement No. 2-99538*).
   10.5 Stock Option and Stock Appreciation Rights Plan of Wachovia Corporation (Exhibit 4.3 to Post-Effective Amendment No. l to
            S-4 Registration Statement No. 2-99538*).
   10.6 1986 Senior Management Stock Option Plan of Wachovia Corporation (Exhibit 10.20 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
   10.7 1987 Declaration of Amendment to 1986 Senior Management Stock Option Plan described in Exhibit 10.6 hereto (Exhibit 10.21 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
   10.8 Senior Management Incentive Plan of Wachovia Corporation as amended through April 22, 1994 (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1994, File No. 1-9021*).
   10.9 Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation (Exhibit 10.3 to Quarterly Report on Form 10-Q Wachovia Corporation for the quarter ended June 30, 1995,
            File No. 1-9021*).
   10.10 Employment Agreements between Wachovia Corporation and Messrs. L. M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast, Hugh M. Durden and Walter E. Leonard, Jr. (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
   10.11 Amendment to Employment Agreements described in Exhibit 10.10 hereto (Exhibit 10.14 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).

------------------------------

   10.12  Agreement between Wachovia Corporation and Mr. John
            G. Medlin, Jr. (Exhibit 10.16 to Report on Form 10-K of
            Wachovia Corporation for the fiscal year ended December
            31, 1993, File No. 1-9021*).
   10.13 Amendment to Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. described in Exhibit 10.12 hereto (Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No.
            1-9021*).
   10.14  Executive Retirement Agreement between Wachovia
            Corporation and Mr. John G. Medlin, Jr.(Exhibit 10.18 to
            Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
   10.15  Amendment to Executive Retirement Agreement described in
            Exhibit 10.14 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
   10.16 Amendment to Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File 1-9021*).
   10.17 Amendment to Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).
   10.18 Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr., G. Joseph Prendergast, Walter E. Leonard, Jr., and Hugh M. Durden, dated as of January 27, 1995 (Exhibit
            10.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).
   10.19  Executive Retirement Agreement between Wachovia Corporation and
            Mr. Robert S. McCoy, Jr. (Exhibit 10.2 to Quarterly Report on
            Form 10-Q of Wachovia Corporation for the quarter ended
            June 30, 1995, File No. 1-9021*).
   10.20 Senior Management and Director Stock Plan of Wachovia Corporation (Exhibit 10 to Quarterly Report on Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File No. 1-9021*).
   10.21 1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.20 hereto (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for fiscal year ended December 31, 1989, File No. 1-9021*).
   10.22 Deferred Compensation Plan for the Board of Directors of Wachovia Corporation (Exhibit 10.19 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File
            No. 1-9021*).
   10.23  Retirement Pay Plan for Directors of Wachovia Corporation
            (Exhibit 10.21 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
   10.24 Management Restricted Stock Award Plan of South Carolina National Corporation, as amended (Exhibit 10(b) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).

------------------------------

  10.25  Amendment to Management Restricted Stock Award Plan described in
           Exhibit 10.24 hereto (Exhibit 10.1 to Quarterly Report on Form
           10-Q of Wachovia Corporation for the quarter ended September
           30, 1993, File No. 1-9021*).
  10.26 Incentive Stock Option Plan of South Carolina National Corporation, as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1990, File No. 0-7042*).
  10.27 Amendment to Incentive Stock Option Plan described in Exhibit 10.26 hereto (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).
  10.28 Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1986, File
           No. 0-7042*).
  10.29 Amendment to Deferred Compensation Plan described in Exhibit 10.28 hereto (Exhibit 19(b) to Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).
  10.30 Amendment to Deferred Compensation Plan described in Exhibit 10.28 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31,
           1988, File No. 0-7042*).
  10.31 Amendment to Deferred Compensation Plan described in Exhibit 10.28 hereto (Exhibit 10.35 to Report on Form 10-K of Wachovia
           Corporation for the fiscal year ended December 31, 1993, File
           No. 1-9021*).
  10.32 Agreement for Deferral of Directors' Fees (Exhibit 10(b) to S-14 Registration Statement of South Carolina National Corporation,
           No. 2-89011*).
  10.33  Amendment to Agreement for Deferral of Directors' Fees described in
           Exhibit 10.32 hereto (Exhibit 10.39 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
  10.34 Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement No. 033-53325*).
  10.35  Wachovia Corporation Incentive Plan Deferral Arrangement.
  10.36  Wachovia Corporation Executive Insurance Plan.
  10.37 Form 11-K of the Wachovia Corporation Retirement Savings and Profit-Sharing Plan, to be filed as an amendment to Form 10-K for the year ended December 31, 1995.
  11     Computation of Earnings Per Share (Note O to 1995 Consolidated
           Financial Statements of Wachovia Corporation and Subsidiaries, page 61 of 1995 Annual Report to Shareholders*).
  13     Wachovia Corporation 1995 Annual Report to Shareholders, with the
           Report of Independent Auditors therein being manually signed in one copy by Ernst & Young LLP. (Except for those portions thereof which are expressly incorporated by reference herein, this report is not "filed" as a part of this Report on Form 10-K).

------------------------------


   21   Subsidiaries of the Registrant (listed under "Subsidiaries of Wachovia
          Corporation" and included on page 2 of Report on Form 10-K for the fiscal year ended December 31, 1995*).
   23   Consent of Ernst & Young LLP.
   24   Power of Attorney.
   27   Financial Data Schedule (for SEC purposes only).


   *    Incorporated by reference.