Form 10-Q
period 1996-03-31
WACHOVIA CORP/ NC
filed 1996-05-15
CIK 774203

                                                                        WACHOVIA
________________________________________________________________________________


                              FINANCIAL SUPPLEMENT


                                 AND FORM 10-Q


                               FIRST QUARTER 1996

                            WACHOVIA CORPORATION DIRECTORS AND OFFICERS
_______________________________________________________________________________________________________________


DIRECTORS

L. M. BAKER, JR.                       THOMAS K. HEARN, JR.                     WYNDHAM ROBERTSON
President and                          President                                Writer and Retired
Chief Executive Officer                Wake Forest University                   Vice President, Communications
                                                                                University of North Carolina
JOHN G. MEDLIN, JR.                    W. HAYNE HIPP
Chairman of the Board                  President and                            HERMAN J. RUSSELL
                                       Chief Executive Officer                  Chairman and
RUFUS C. BARKLEY, JR.                  The Liberty Corporation                  Chief Executive Officer
Chairman                                                                        H.J. Russell & Company
Cameron & Barkley Company              ROBERT M. HOLDER, JR.
                                       Chairman of the Board                    SHERWOOD H. SMITH, JR.
CRANDALL C. BOWLES                     Holder Corporation                       Chairman of the Board and
Executive Vice President                                                        Chief Executive Officer
Springs Industries, Inc.               DONALD R. HUGHES                         Carolina Power & Light Company
                                       Consultant and Retired
JOHN L. CLENDENIN                      Vice Chairman of the Board               CHARLES MCKENZIE TAYLOR
Chairman, President                    Burlington Industries, Inc.              Chairman of the Board
and Chief Executive Officer                                                     Taylor & Mathis, Inc.
BellSouth Corporation                  JAMES W. JOHNSTON                        Taylor & Mathis Properties
                                       Vice Chairman
LAWRENCE M. GRESSETTE, JR.             RJR Nabisco, Inc.                        JOHN C. WHITAKER, JR.
Chairman, President and                Chairman of the Board                    Chairman and
Chief Executive Officer                R.J. Reynolds Tobacco Company            Chief Executive Officer
SCANA Corporation                                                               Inmar Enterprises, Inc.


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

HUGH M. DURDEN                         KENNETH W. MCALLISTER                    RICHARD B. ROBERTS
Executive Vice President               Executive Vice President                 Executive Vice President
Corporate Services                     General Counsel/Administrative           Treasurer

                            SELECTED PERIOD-END DATA
__________________________________________________________________________________

                                                                March 31   March 31
                                                                  1996       1995
                                                                --------   --------
Banking offices:

  North Carolina..............................................       219       218
  Georgia ....................................................       123       126
  South Carolina .............................................       144       148
                                                                 -------    ------
    Total ....................................................       486       492
                                                                 =======    ======
Automated banking machines:

  North Carolina .............................................       331       305
  Georgia ....................................................       208       192
  South Carolina .............................................       190       165
                                                                 -------   -------
    Total ....................................................       729       662
                                                                 =======   =======
Employees (full-time equivalent) .............................    16,191    15,577
Common stock shareholders of record ..........................    27,833    28,643
Common shares outstanding (thousands) ........................   168,968   171,207

                                        COMMON STOCK DATA -- PER SHARE
________________________________________________________________________________________________________________

                                                                 1996                     1995
                                                               -------   ---------------------------------------
                                                                First    Fourth     Third     Second      First
                                                               Quarter   Quarter    Quarter   Quarter    Quarter
                                                               -------   -------    -------   -------    -------
Market value:
  Period-end................................................ $  44 3/4   $ 45 3/4   $ 43 1/8  $ 35 3/4   $ 35 1/2
  High .....................................................    48 3/8     48 1/4     45        37 7/8     36 1/2
  Low ......................................................    41 1/4     43 1/8     35 3/8    34 1/4     32
Book value at period-end ...................................    22.07      22.15      21.24     20.75      19.89
Dividend ...................................................      .36        .36        .36       .33        .33
Price/earnings ratio* ......................................    12.6x      13.1x      12.4x     10.5x      11.0x

* Based on most recent twelve months net income per primary share and period-end stock price


                             FINANCIAL INFORMATION
________________________________________________________________________________


Analysts, investors and others seeking additional financial information about Wachovia Corporation or its member companies should contact the following either by phone or in writing.

Robert S. McCoy, Jr., Chief Financial Officer, (910) 732-5926

James C. Mabry, Investor Relations Manager, (910) 732-5788

Wachovia Corporation
P. O. Box 3099
Winston-Salem, NC 27150

Common Stock Listing -- New York Stock Exchange, ticker symbol - WB

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________________________________________________________

________________________________________________________________________________________________________________________________

FINANCIAL SUMMARY                                                                                                        TABLE 1
________________________________________________________________________________________________________________________________

                                                     Twelve
                                                     Months        1996                           1995
                                                     Ended      -----------  --------------------------------------------------
                                                    March 31       First       Fourth        Third       Second        First
                                                      1996        Quarter      Quarter      Quarter      Quarter      Quarter
                                                  -----------   -----------  -----------  -----------  -----------  -----------
Summary of Operations
(thousands, except per share data)
Interest income -- taxable equivalent .........   $ 3,205,209   $   802,120  $   815,894  $   813,117  $   774,078  $   715,414
Interest expense ..............................     1,649,839       413,328      424,624      418,917      392,970      342,596
                                                  -----------   -----------  -----------  -----------  -----------  -----------
Net interest income -- taxable equivalent .....     1,555,370       388,792      391,270      394,200      381,108      372,818
Taxable equivalent adjustment .................        94,028        18,877       24,531       26,633       23,987       23,622
                                                  -----------   -----------  -----------  -----------  -----------  -----------
Net interest income ...........................     1,461,342       369,915      366,739      367,567      357,121      349,196
Provision for loan losses .....................       109,337        27,334       30,172       23,179       28,652       21,788
                                                  -----------   -----------  -----------  -----------  -----------  -----------
Net interest income after provision for
  loan losses .................................     1,352,005       342,581      336,567      344,388      328,469      327,408

Other operating revenue .......................       707,113       184,105      186,289      170,415      166,304      157,093
Gain on sale of mortgage servicing portfolio ..        79,025            --           --           --       79,025
Investment securities gains (losses) ..........       (22,667)          698        2,554          317      (26,236)        (129)
                                                  -----------   -----------  -----------  -----------  -----------  -----------
Total other income ............................       763,471       184,803      188,843      170,732      219,093      156,964

Personnel expense .............................       616,981       161,618      152,078      153,298      149,987      144,963
Other expense .................................       611,828       146,627      162,987      145,584      156,630      138,069
                                                  -----------   -----------  -----------  -----------  -----------  -----------
Total other expense ...........................     1,228,809       308,245      315,065      298,882      306,617      283,032

Income before income taxes ....................       886,667       219,139      210,345      216,238      240,945      201,340
Applicable income taxes* ......................       276,410        69,269       64,147       64,958       78,036       59,184
                                                  -----------   -----------  -----------  -----------  -----------  -----------
Net income ....................................   $   610,257   $   149,870  $   146,198  $   151,280  $   162,909  $   142,156
                                                  ===========   ===========  ===========  ===========  ===========  ===========
Net income per common share:
     Primary ..................................   $      3.54   $       .87  $       .85  $       .88  $       .94  $       .83
     Fully diluted ............................   $      3.54   $       .87  $       .85  $       .87  $       .95  $       .82

Cash dividends paid per common share ..........   $      1.41   $       .36  $       .36  $       .36  $       .33  $       .33
Cash dividends paid on common stock ...........   $   240,126   $    61,089  $    61,423  $    61,312  $    56,302  $    56,458
Cash dividend payout ratio ....................          39.3%         40.8%        42.0%        40.5%        34.6%        39.7%
Average primary shares outstanding ............       171,905       171,467      172,372      171,793      171,986      172,205
Average fully diluted shares outstanding ......       172,331       171,653      172,705      172,512      172,446      172,760

SELECTED AVERAGE BALANCES (millions)

Total assets ..................................   $    42,841   $    44,435  $    43,477  $    42,573  $    40,876  $    38,902
Loans -- net of unearned income ...............        28,247        29,218       28,470       28,097       27,203       26,219
Investment securities** .......................         8,632         8,795        8,676        8,778        8,276        7,612
Other interest-earning assets .................         1,345         1,594        1,562        1,210        1,012          815
Total interest-earning assets .................        38,224        39,607       38,708       38,085       36,491       34,646
Interest-bearing deposits .....................        19,779        20,666       20,705       19,352       18,388       17,354
Short-term borrowed funds .....................         7,962         8,055        7,332        8,593        7,869        7,390
Long-term debt ................................         5,103         5,487        5,213        4,851        4,863        4,674
Total interest-bearing liabilities ............        32,844        34,208       33,250       32,796       31,120       29,418
Noninterest-bearing deposits ..................         5,319         5,372        5,361        5,212        5,333        5,302
Total deposits ................................        25,098        26,038       26,066       24,564       23,721       22,656
Shareholders' equity ..........................         3,518         3,687        3,576        3,463        3,345        3,253

RATIOS (averages)

Annualized net loan losses to loans ...........           .39%          .37%         .42%         .33%         .42%         .30%
Annualized net yield on interest-earning assets          4.07          3.95         4.01         4.11         4.19         4.36
Shareholders' equity to:
     Total assets .............................          8.21          8.30         8.22         8.13         8.18         8.36
     Net loans ................................         12.64         12.80        12.74        12.51        12.48        12.60
Annualized return on assets*** ................          1.42          1.35         1.35         1.42         1.59         1.46
Annualized return on shareholders' equity*** ..         17.35         16.26        16.36        17.47        19.48        17.48
________________________________________________________________________________________________________________________________

  * Income taxes applicable to securities transactions were ($8,231), $278, $980, $91, ($9,580) and ($67), respectively
 ** Reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale of $93, $188, $104,
    $65, $15 and ($49), respectively
*** Includes average unrealized gains (losses) on securities available-for-sale of $57, $114, $64, $40, $9 and ($30) net of tax, respectively

RESULTS OF OPERATIONS

OVERVIEW

                   Wachovia Corporation ("Wachovia") is a southeastern
              interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. Principal banking subsidiaries are Wachovia Bank of Georgia, N.A., Wachovia Bank of North Carolina, N.A., and Wachovia Bank of South Carolina, N.A. The First National Bank of Atlanta provides credit card services for Wachovia's affiliated banks.
                   The economy continued to grow at a modest pace during the
              first three months of 1996. Business conditions remained generally favorable although some credit weakening appeared. In Wachovia's primary operating states of Georgia, North Carolina and South Carolina, seasonally adjusted unemployment rates for the quarter were 4.6 percent, 4.6 percent and 5 percent, respectively, versus 5.6 percent for the nation.
                   Wachovia's net income for the first quarter of 1996 totaled
              $149.870 million or $.87 per fully diluted share versus $142.156 million or $.82 per fully diluted share in the same three months of 1995. Annualized returns were 16.26 percent on shareholders' equity and 1.35 percent on assets compared with 17.48 percent and
              1.46 percent, respectively, a year earlier. The equity and assets used in calculating returns include unrealized gains or losses, net of tax, on securities available-for-sale.
                   Expanded discussion of operating results and the
              corporation's financial condition is presented in the following narrative and tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

______________________________________________________________________________________________________

COMPONENTS OF EARNINGS PER PRIMARY SHARE                                                       TABLE 2
______________________________________________________________________________________________________

                                                                           1996       1995
                                                                           First      First
                                                                          Quarter    Quarter    Change
                                                                          -------    -------    ------
Interest income -- taxable equivalent..................................   $  4.68     $4.15     $ .53
Interest expense ......................................................      2.41      1.99       .42
                                                                          -------     -----     -----
Net interest income -- taxable equivalent .............................      2.27      2.16       .11
Taxable equivalent adjustment .........................................       .11       .13      (.02)
                                                                          -------     -----     -----
Net interest income ...................................................      2.16      2.03       .13
Provision for loan losses .............................................       .16       .13       .03
                                                                          -------     -----     -----
Net interest income after provision
  for loan losses .....................................................      2.00      1.90       .10

Other operating revenue ...............................................      1.07       .91       .16
Investment securities gains (losses) ..................................        --        --        --
                                                                          -------     -----     -----
Total other income ....................................................      1.07       .91       .16

Personnel expense .....................................................       .94       .84       .10
Other expense .........................................................       .86       .80       .06
                                                                          -------     -----     -----
Total other expense ...................................................      1.80      1.64       .16
Income before income taxes ............................................      1.27      1.17       .10
Applicable income taxes ...............................................       .40       .34       .06
                                                                          -------     -----     -----
Net income ............................................................   $   .87     $ .83     $ .04
                                                                          =======     =====     =====
_____________________________________________________________________________________________________


________________________________________________________________________________________________________________

COMPUTATION OF EARNINGS PER COMMON SHARE                                                                 TABLE 3
(thousands, except per share)
________________________________________________________________________________________________________________

                                                                                     Three Months    Three Months
                                                                                         Ended           Ended
                                                                                       March 31        March 31
                                                                                         1996            1995
                                                                                     ------------    ------------
 PRIMARY
 Average common shares outstanding .................................................    169,710        171,071
 Dilutive common stock options -- based on treasury
   stock method using average market price .........................................      1,650          1,059
 Dilutive common stock awards -- based on treasury
   stock method using average market price .........................................        107             75
                                                                                       --------       --------
 Average primary shares outstanding ................................................    171,467        172,205
                                                                                       ========       ========
 Net income ........................................................................   $149,870       $142,156
                                                                                       ========       ========
 Net income per common share -- primary ............................................   $    .87       $    .83

 FULLY DILUTED

 Average common shares outstanding .................................................    169,710        171,071
 Dilutive common stock options -- based on treasury
   stock method using higher of period-end
   market price or average market price ............................................      1,650          1,139
 Dilutive common stock awards -- based on treasury
   stock method using higher of period-end
   market price or average market price ............................................        107             83
 Convertible notes assumed converted ...............................................        186            467
                                                                                       --------       --------
 Average fully diluted shares outstanding ..........................................    171,653        172,760
                                                                                       ========       ========
 Net income ........................................................................   $149,870       $142,156
 Add interest on convertible notes after taxes .....................................         23             96
                                                                                       --------       --------
 Adjusted net income ...............................................................   $149,893       $142,252
                                                                                       ========       ========
 Net income per common share -- fully diluted ......................................   $    .87       $    .82
________________________________________________________________________________________________________________

NET INTEREST INCOME

                   Taxable equivalent net interest income for the first three months of 1996 increased $15.974 million or 4.3 percent from the same period a year earlier. Good growth in interest-earning assets, led by loans, accounted for the rise which was moderated by a reduced yield on interest-earning assets and by higher funding costs. Compared with the fourth quarter of 1995, taxable equivalent net interest income was lower by $2.478 million or less than 1 percent. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) decreased 41 basis points year over year and 6 basis points from the preceding three months.
                   Effective with the first quarter of 1996, factors used by
              the corporation for calculating taxable equivalent adjustments to interest income on tax free loans and investment securities were changed to reflect apportionment versus full allocation of respective state income tax rates. The change more accurately reflects earning asset income contribution and had the effect of reducing the taxable equivalent adjustment to net interest income. Prior period amounts have not been restated. If the new factors had been in effect in 1995, taxable equivalent net interest income for the first quarter of 1996 would have been higher by $20.195 million or 5.5 percent from a year earlier and would have been up $2.171 million or 1 percent from the 1995 fourth quarter. In addition, the net yield on interest-earning assets for the first three months of 1996 would have been lower by 36 basis points year over year and 1 basis point from the preceding quarter.
                   Taxable equivalent interest income for the quarter rose
              $86.706 million or 12.1 percent from the same three-month period in 1995. Average interest-earning assets grew $4.961 billion or
              14.3 percent, while the average rate earned decreased 22 basis points. Compared with the fourth quarter of 1995, taxable equivalent interest income was lower by $13.774 million or a modest 1.7 percent, with average interest-earning assets expanding $899 million or 2.3 percent and the average rate earned down 21 basis points.
                   Loans grew solidly, advancing $2.999 billion or 11.4 percent year over year, led by the commercial portfolio. Loans were up $748 million or 2.6 percent from the fourth quarter of 1995. Comparisons from both periods were reduced partially by the securitization of $500 million in credit card receivables in the last three months of 1995.
                   Commercial loans, including related real estate categories, rose $2.365 billion or 15.8 percent year over year. Good growth was achieved in all categories with the largest gains occurring in regular commercial loans, up $917 million or 10.5 percent, commercial mortgages, which were higher by $411 million or 11.6 percent, and tax-exempt loans, which increased $380 million or
              21.5 percent.
                   Based on regulatory definitions, commercial real estate
              loans were $4.714 billion or 15.8 percent of total loans at March 31, 1996. Regulatory definitions for commercial real estate include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation. Commercial mortgages were $3.982 billion or 13.3 percent and construction loans were $732 million or 2.5 percent. Comparable amounts one year earlier were $4.135 billion in commercial real estate loans, representing 15.5 percent of total loans, with $3.621 billion in commercial mortgages and $514 million in construction loans. At year-end 1995, commercial mortgages were $3.855 billion and construction loans were $746 million, representing a combined 15.7 percent of total loans.
                   Retail loans, including residential mortgages, increased
              $634 million or 5.6 percent. Growth was paced by residential mortgages, which were higher by $380 million or 9.9 percent, and by indirect retail loans, consisting primarily of automobile sales financing and which were up $235 million or 10 percent. Credit card loans were largely unchanged for the period. Underlying growth, however, remained good, being masked by the $500 million securitization of receivables. Managed credit card outstandings at March 31, 1996 were $4.593 billion, including
              $625 million in net securitized loans, compared with $4.081 billion in managed receivables, including $125 million in net securitized loans, one year earlier. Managed credit card receivables averaged $4.583 billion for the first quarter of 1996 versus $4.078 billion in the same three months of 1995.
                   Investment securities rose $1.183 billion or 15.6 percent
              from the year-earlier period and were higher by $119 million or a modest 1.4 percent from the 1995 fourth quarter. Increased levels of available-for-sale

__________________________________________________________________________________________________________________________________

NET INTEREST INCOME AND AVERAGE BALANCES                                                                                   TABLE 4
__________________________________________________________________________________________________________________________________

                                                     Twelve
                                                     Months          1996                               1995
                                                      Ended         -------      -----------------------------------------------
                                                    March 31         First       Fourth        Third        Second        First
                                                      1996          Quarter      Quarter      Quarter       Quarter      Quarter
                                                    --------        -------      -------      -------       ------       -------
 NET INTEREST INCOME -- TAXABLE
   EQUIVALENT (thousands)
 Interest income:
   Loans .........................................   $ 2,484,737   $  619,722  $  629,348   $   630,199    $   605,468   $ 571,334
   Investment securities .........................       632,894      157,631     160,381       163,187        151,695     130,210
   Interest-bearing bank balances ................        18,038        9,018       8,442           473            105         101
   Federal funds sold and securities
    purchased under resale agreements ............         9,282        3,250       3,310         1,959            763       1,202
   Trading account assets ........................        60,258       12,499      14,413        17,299         16,047      12,567
                                                     -----------   ----------  ----------   -----------    -----------   ---------
       Total .....................................     3,205,209      802,120     815,894       813,117        774,078     715,414

 Interest expense:

   Interest-bearing demand .......................        57,318       12,669      15,392        14,845         14,412      14,367
   Savings and money market savings ..............       254,731       64,980      65,731        62,425         61,595      50,578
   Savings certificates ..........................       386,886       91,467      98,647        99,999         96,773      74,870
   Large denomination certificates ...............       131,567       39,634      43,028        28,679         20,226      20,011
   Time deposits in foreign offices ..............        47,470       13,101      13,567        11,299          9,503       7,507
   Short-term borrowed funds .....................       469,008      110,390     109,721       129,411        119,486     108,389
   Long-term debt ................................       302,859       81,087      78,538        72,259         70,975      66,874
                                                     -----------   ----------  ----------   -----------    -----------   ---------
       Total .....................................     1,649,839      413,328     424,624       418,917        392,970     342,596
                                                     -----------   ----------  ----------   -----------    -----------   ---------
 Net interest income .............................   $ 1,555,370   $  388,792  $  391,270   $   394,200    $   381,108   $ 372,818
                                                     ===========   ==========  ==========   ===========    ===========   =========
 Annualized net yield on
   interest-earning assets .......................          4.07%        3.95%       4.01%         4.11%          4.19%       4.36%

 AVERAGE BALANCES (millions)
 Assets:
   Loans-- net of unearned income ................   $    28,247   $   29,218  $   28,470   $    28,097    $    27,203   $  26,219
   Investment securities .........................         8,632        8,795       8,676         8,778          8,276       7,612
   Interest-bearing bank balances ................           227          456         421            23              6           6
   Federal funds sold and securities
    purchased under resale agreements ............           162          241         225           133             51          77
   Trading account assets ........................           956          897         916         1,054            955         732
                                                     -----------   ----------  ----------   -----------    -----------   ---------
       Total interest-earning assets .............        38,224       39,607      38,708        38,085         36,491      34,646

   Cash and due from banks .......................         2,547        2,612       2,556         2,530          2,491       2,502
   Premises and equipment ........................           595          633         606           578            563         546
   Other assets ..................................         1,790        1,802       1,909         1,725          1,724       1,662
   Unrealized gains (losses) on securities
    available-for-sale ...........................            93          188         104            65             15         (49)
   Allowance for loan losses .....................          (408)        (407)       (406)         (410)          (408)       (405)
                                                     -----------   ----------  ----------   -----------    -----------   ---------
       Total assets ..............................   $    42,841   $   44,435  $   43,477   $    42,573    $    40,876   $  38,902
                                                     ===========   ==========  ==========   ===========    ===========   =========
 Liabilities and shareholders' equity:
   Interest-bearing demand .......................   $     3,270   $    3,314  $    3,317   $     3,231    $     3,218   $   3,288
   Savings and money market savings ..............         6,843        7,285       6,985         6,689          6,415       6,060
   Savings certificates ..........................         6,611        6,401       6,631         6,698          6,712       5,917
   Large denomination certificates ...............         2,205        2,675       2,797         1,939          1,407       1,502
   Time deposits in foreign offices ..............           850          991         975           795            636         587
   Short-term borrowed funds .....................         7,962        8,055       7,332         8,593          7,869       7,390
   Long-term debt ................................         5,103        5,487       5,213         4,851          4,863       4,674
                                                     -----------   ----------  ----------   -----------    -----------   ---------
       Total interest-bearing liabilities ........        32,844       34,208      33,250        32,796         31,120      29,418

 Demand deposits in domestic offices .............         5,307        5,365       5,349         5,199          5,316       5,275
 Demand deposits in foreign offices ..............             6            4           7             8              7           6
 Noninterest-bearing time deposits in
   domestic offices ..............................             6            3           5             5             10          21
 Other liabilities ...............................         1,160        1,168       1,290         1,102          1,078         929
 Shareholders' equity ............................         3,518        3,687       3,576         3,463          3,345       3,253
                                                     -----------   ----------  ----------   -----------    -----------   ---------
       Total liabilities and shareholders' equity    $    42,841   $   44,435  $   43,477   $    42,573    $    40,876   $  38,902
                                                     ===========   ==========  ==========   ===========    ===========   =========
 Total deposits ..................................   $    25,098   $   26,038  $   26,066   $    24,564    $    23,721   $  22,656
__________________________________________________________________________________________________________________________________

              securities accounted for the growth from both periods. At March 31, 1996, securities available-for-sale were $7.407 billion and securities held-to-maturity were $1.536 billion as detailed in the following table.


              $ in thousands
              Securities available-for-sale at market value:
                U.S. Government and agency ..............................................  $5,672,765
                Mortgage backed securities ..............................................   1,557,516
                Other....................................................................     177,089
                                                                                           ----------
                   Total securities available-for-sale ..................................   7,407,370

              Securities held-to-maturity:
                Mortgage backed securities ..............................................   1,232,113
                State and municipal......................................................     301,211
                Other ...................................................................       2,336
                                                                                           ----------
                   Total securities held-to-maturity ....................................   1,535,660
                                                                                           ----------
                   Total investment securities ..........................................  $8,943,030
                                                                                           ==========


                   The decline in securities held-to-maturity from prior
              periods reflects a one-time reclassification made in the fourth quarter of 1995 of securities held-to-maturity with a book value of $2.720 billion to securities available-for-sale, following issuance by the Financial Accounting Standards Board of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." At March 31, 1996, securities held-to-maturity had a market value of $1.616 billion, representing an $80 million appreciation over book value. On the same date, securities available-for-sale marked to fair market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115), had unrealized gains of $94.544 million, pretax, and $57.338 million, net of tax. Average securities available-for-sale for the period had unrealized gains of $187.631 million, pretax, and $114.386 million, net of tax.
                   Interest expense for the quarter grew $70.732 million or
              20.6 percent year over year. Expanded levels of interest-bearing liabilities, primarily deposits, accounted for most of the increase, which was widened additionally by a higher average cost of funds. Average interest-bearing liabilities were up $4.790 billion or 16.3 percent, while the average rate paid rose 14 basis points. Interest expense declined $11.296 million or 2.7 percent from the fourth quarter of 1995.
                   Interest-bearing time deposits grew $3.312 billion or 19.1 percent from the year-earlier quarter and remained largely unchanged from the preceding three-month period. The savings and money market savings category was up $1.225 billion or 20.2 percent year over year, primarily reflecting good growth in Wachovia's Premiere money market account. Large denomination certificates rose $1.173 billion or 78 percent. Savings certificates and foreign time deposits also had good growth, while interest-bearing time deposits were modestly higher.
                   Short-term borrowings rose $665 million or 9 percent year
              over year and were up $723 million or 9.9 percent from the fourth quarter of 1995. Growth from the year-earlier period primarily reflected increases in federal funds purchased and securities sold under repurchase agreements and expanded commercial paper borrowings. Other short-term borrowings, consisting largely of short-term bank notes, were up modestly for the period. Short-term bank notes are part of Wachovia Bank of North Carolina's $16 billion domestic bank note program, comprised of short- and medium-term bank notes. At March 31, 1996, short-term bank notes totaled $703 million with an average cost of 5.29 percent and an average maturity of 17 days. This compared with $1.187 billion in outstandings with an average cost of 6.19 percent and an average maturity of

____________________________________________________________________________________________________________________________________

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS-- FIRST QUARTER*                                                            TABLE 5
____________________________________________________________________________________________________________________________________
                                                                                                                    Variance
 Average Volume     Average Rate                                                   Interest                      Attributable to
 --------------     ------------                                               ----------------                  ----------------
 1996      1995     1996    1995                                                1996      1995     Variance     Rate     Volume
 ----      ----     ----    ----                                                ----      ----    -----------   ----     -------
   (Millions)                                                                                     (Thousands)
                                   INTEREST INCOME
                                   Loans:
$ 9,609  $ 8,692     7.12   7.56     Commercial............................   $170,217  $162,083    $ 8,134   $ (9,263)  $ 17,397
  2,149    1,769     8.95   9.65     Tax-exempt............................     47,829    42,077      5,752     (3,113)     8,865
- -------  -------                                                              --------  --------    -------
 11,758   10,461     7.46   7.91        Total commercial...................    218,046   204,160     13,886    (11,725)    25,611
    734      733     9.36   8.90     Direct retail.........................     17,068    16,075        993        972         21
  2,588    2,353     8.27   7.98     Indirect retail.......................     53,193    46,307      6,886      1,835      5,051
  3,958    3,953    11.57  12.29     Credit card...........................    113,856   119,797     (5,941)    (6,096)       155
    353      340    12.37  12.53     Other revolving credit................     10,857    10,526        331       (114)       445
- -------  -------                                                              --------  --------    -------
  7,633    7,379    10.27  10.59        Total retail.......................    194,974   192,705      2,269     (5,127)     7,396
    693      532     9.19   9.66     Construction..........................     15,848    12,671      3,177       (623)     3,800
  3,963    3,552     8.30   8.63     Commercial mortgages..................     81,807    75,588      6,219     (2,800)     9,019
  4,231    3,851     8.48   8.18     Residential mortgages.................     89,204    77,654     11,550      3,132      8,418
- -------  -------                                                              --------  --------    -------
  8,887    7,935     8.46   8.48        Total real estate..................    186,859   165,913     20,946       (364)    21,310
    530      191     9.57   7.95     Lease financing.......................     12,614     3,741      8,873        913      7,960
    410      253     7.09   7.72     Foreign...............................      7,229     4,815      2,414       (414)     2,828
- -------  -------                                                              --------  --------    -------
 29,218   26,219     8.53   8.84        Total loans........................    619,722   571,334     48,388    (19,316)    67,704
                                   Investment securities:
                                     Held-to-maturity:
     --    2,493       --   6.89       U.S. Government and agency..........         --    42,337    (42,337)        --    (42,337)
  1,269    1,250     8.06   8.02       Mortgage backed securities..........     25,442    24,724        718        174        544
    308      506    11.15  12.20       State and municipal.................      8,538    15,208     (6,670)    (1,204)    (5,466)
      2       14     9.89   6.04       Other...............................         57       215       (158)        88       (246)
- -------  -------                                                              --------  --------    -------
  1,579    4,263     8.67   7.85        Total securities held-to-maturity..     34,037    82,484    (48,447)     7,885    (56,332)
                                     Available-for-sale:**
  5,553    2,321     6.87   5.98       U.S. Government and agency..........     94,790    34,219     60,571      5,852     54,719
  1,499      786     7.07   4.97       Mortgage backed securities..........     26,340     9,622     16,718      5,315     11,403
    164      242     6.04   6.52       Other...............................      2,464     3,885     (1,421)      (265)    (1,156)
- -------  -------                                                              --------  --------    -------
  7,216    3,349     6.89   5.78        Total securities available-for-sale    123,594    47,726     75,868     10,819     65,049
- -------  -------                                                              --------  --------    -------
  8,795    7,612     7.21   6.94        Total investment securities........    157,631   130,210     27,421      6,419     21,002
    456        6     7.95   7.16   Interest-bearing bank balances..........      9,018       101      8,917         12      8,905
                                   Federal funds sold and
                                     securities purchased under
    241       77     5.43   6.32     resale agreements.....................      3,250     1,202      2,048       (190)     2,238
    897      732     5.60   6.96   Trading account assets..................     12,499    12,567        (68)    (2,661)     2,593
- -------  -------                                                              --------  --------    -------
$39,607  $34,646     8.15   8.37        Total interest-earning assets......    802,120   715,414     86,706    (18,322)   105,028
=======  =======
                                   INTEREST EXPENSE
$ 3,314  $ 3,288     1.54   1.77   Interest-bearing demand.................     12,669    14,367     (1,698)    (1,814)       116
  7,285    6,060     3.59   3.38   Savings and money market savings........     64,980    50,578     14,402      3,382     11,020
  6,401    5,917     5.75   5.13   Savings certificates....................     91,467    74,870     16,597      9,895      6,702
  2,675    1,502     5.96   5.40   Large denomination certificates.........     39,634    20,011     19,623      2,302     17,321
- -------  -------                                                              --------  --------    -------
                                        Total time deposits in
 19,675   16,767     4.27   3.87          domestic offices.................    208,750   159,826     48,924     18,285     30,639
    991      587     5.31   5.19   Time deposits in foreign offices........     13,101     7,507      5,594        182      5,412
- -------  -------                                                              --------  --------    -------
 20,666   17,354     4.32   3.91        Total time deposits................    221,851   167,333     54,518     19,331     35,187
                                   Federal funds purchased and
                                     securities sold under
  5,960    5,457     5.55   5.96     repurchase agreements.................     82,301    80,156      2,145     (5,402)     7,547
    554      419     4.93   5.51   Commercial paper........................      6,790     5,694      1,096       (635)     1,731
  1,541    1,514     5.56   6.04   Other short-term borrowed funds.........     21,299    22,539     (1,240)    (1,673)       433
- -------  -------                                                              --------  --------    -------
                                        Total short-term
  8,055    7,390     5.51   5.95          borrowed funds...................    110,390   108,389      2,001     (7,906)     9,907
  4,155    3,838     5.73   5.56   Bank notes..............................     59,158    52,590      6,568      1,777      4,791
  1,332      836     6.62   6.92   Other long-term debt....................     21,929    14,284      7,645       (632)     8,277
- -------  -------                                                              --------  --------    -------
  5,487    4,674     5.94   5.80        Total long-term debt...............     81,087    66,874     14,213      1,734     12,479
- -------  -------                                                              --------  --------    -------
$34,208  $29,418     4.86   4.72        Total interest-bearing liabilities.    413,328   342,596     70,732     10,894     59,838
=======  =======     ----   ----                                              --------  --------    -------
                     3.29   3.65   Interest rate spread
                     ====   ====
                                   Net yield on interest-earning
                     3.95   4.36     assets and net interest income........   $388,792  $372,818    $15,974    (35,973)    51,947
                     ====   ====                                              ========  ========    =======
- ------------------------------------------------------------------------------------------------------------------------------------

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense; taxable equivalent factors for 1996 have been reduced to reflect state income tax apportionment
**Volume amounts are reported at amortized cost; excludes pretax unrealized gains (losses) of $188 million in 1996 and ($49) million in 1995

              2.8 months one year earlier. In April, Wachovia Bank of North Carolina announced it would replace the domestic bank note program with a $16 billion global bank note program as part of a long-term strategy of diversifying funding sources and expanding balance sheet liquidity.
                   Long-term debt increased $813 million or 17.4 percent year over year and was higher by $274 million or 5.3 percent from the preceding quarter. Medium-term bank notes grew $317 million or
              8.2 percent from the same period in 1995, and other long-term debt rose $496 million or 59.2 percent. At March 31, 1996, medium-term bank notes totaled $4.827 billion with an average cost of 5.52 percent and an average maturity of 1.34 years versus $3.809 billion in outstandings with an average cost of 5.47 percent and an average maturity of 1.59 years at first quarter-close 1995. Included in other long-term debt is $250 million in 30-year subordinated debentures issued in the fourth quarter of 1995.
                   Gross deposits for the quarter averaged $26.038 billion, an increase of $3.382 billion or 14.9 percent from $22.656 billion in the same three months of 1995. Collected deposits, net of float, averaged $24.198 billion, up $3.250 billion or 15.5 percent from $20.948 billion a year earlier.

ASSET AND LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

                   The corporation uses a number of tools to measure interest rate risk, including monitoring the difference or gap between rate sensitive assets and liabilities over various time periods, monitoring the change in present value of the asset and liability portfolios under various rate scenarios and simulating net interest income under the same rate scenarios. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates.
                   The corporation monitors exposure to a gradual change in
              rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 2 percentage points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of March 31, 1996, the model indicated the impact of a 2 percentage point gradual rise in rates over 12 months would approximate a .40 percent decrease in net interest income, while a 2 percentage point decline in rates over the same period would approximate a .05 percent decrease from an unchanged rate environment.
                  In addition to on-balance sheet instruments such as investment securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.
                  Off-balance sheet asset and liability derivative
              transactions are based on referenced or notional amounts. At
              March 31, 1996, the corporation had $1.334 billion notional amount of derivatives outstanding for asset and liability management purposes, all of which represent interest rate swaps. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing all transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.
                   The fair value of all asset and liability derivative
              positions for which the corporation was exposed to counterparties totaled $16 million at March 31, 1996. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $16 million on the same date. Fair value details and additional asset and liability derivative information are included in the accompanying tables.


                          Estimated Fair Value of Asset and Liability Management Derivatives by Purpose
                          -----------------------------------------------------------------------------

                                                                        March 31, 1996                         March 31, 1995
                                                       ------------------------------------------------   -------------------------
                                                       Notional  Fair Value  Fair Value  Net Fair Value   Notional   Net Fair Value
          $ in millions                                 Value       Gains     (Losses)   Gains (Losses)     Value    Gains (Losses)
                                                       --------  ----------  ----------  --------------   --------   --------------
          Convert floating rate liabilities to fixed:
            Swaps-pay fixed/receive floating..........  $  116      $--        $ (3)       $ (3)             $181         $--
            Caps purchased-pay fixed/receive floating.      --       --          --          --                15          --

          Convert fixed rate assets to floating:
            Swaps-pay fixed/receive floating..........     387       --          (5)         (5)               17          --
            Forward starting swaps-pay fixed/receive
              floating................................      39       --          (3)         (3)               58          (1)

          Convert fixed rate liabilities to floating:
            Swaps-receive fixed/pay floating..........     300        4          (5)         (1)              100         (13)

          Convert floating rate assets to fixed:
            Swaps-receive fixed/pay floating..........     167        1          --           1               120          (2)
            Index amortizing swaps-receive fixed/pay
              floating................................     325       11          --          11               425           3
                                                        ------      ---        ----         ---              ----        ----
               Total derivatives......................  $1,334      $16        ($16)        $--              $916        ($13)
                                                        ======      ===        ====         ===              ====        ====




                                 Maturity Schedule of Asset and Liability Management Derivatives
                                 ---------------------------------------------------------------
                                                          March 31, 1996

                                                            Within                                       Over           Average
                                                              One     Two     Three    Four     Five     Five            Life
                                                             Year    Years    Years    Years    Years    Years   Total  (Years)
                                                           -------   -----    -----    -----    -----    -----   -----  -------
           $ in millions

           Interest rate swaps:
             Pay fixed/receive floating:
               Notional amount...........................  $ 406   $   12   $   16   $  20    $   4    $  45   $  503   1.86
               Weighted average rates received...........   4.45%    5.63%    5.72%   5.67%    6.10%    5.36%    4.67%
               Weighted average rates paid...............   7.50     6.13     6.94    6.79     9.01     7.78     7.46

             Receive fixed/pay floating:
               Notional amount...........................  $  59   $   51   $   52   $   1    $ 202    $ 102   $  467   5.25
               Weighted average rates received...........   5.49%    6.84%    6.89%   9.84%    7.10%    6.38%    6.69%
               Weighted average rates paid...............   5.72     5.32     5.41    8.31     5.41     5.92     5.55

           Index amortizing swaps:*
              Receive fixed/pay floating:
               Notional amount...........................  $  75   $  125   $  102   $  23        --       --  $  325   1.43
               Weighted average rates received...........   7.14%    7.88%    8.56%   8.56%       --       --    7.97%
               Weighted average rates paid...............   5.88     5.18     5.94    5.94       --       --     5.63

           Total interest rate swaps:
             Notional amount.............................  $ 540   $  188   $  170   $  44    $ 206    $ 147   $1,295   2.97
             Weighted average rates received.............   4.94%    7.45%    7.78%   7.27%    7.08%    6.07%    6.23%
             Weighted average rates paid.................   7.08     5.28     5.87    6.36     5.49     6.49     6.31

           Forward starting interest rate swaps:
             Notional amount.............................     --       --       --      --       --    $  39   $   39   8.53
             Weighted average rates received.............     --       --       --      --       --     8.03%    8.03%

                  Total derivatives (notional amount)....  $ 540   $  188   $  170   $  44    $ 206    $ 186   $1,334   3.14

           * Maturity is based upon expected average lives rather than contractual lives.

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

Nonperforming Assets

                   Nonperforming assets at March 31, 1996 were $77.552 million or .26 percent of period-end loans and foreclosed property, down $15.171 million or 16.4 percent from one year earlier. Compared with year-end 1995, nonperforming assets were higher by $8.188 million or 11.8 percent, reflecting a rise in both cash-basis assets and foreclosed properties.
                   Included in the $77.552 million total at March 31, 1996 were real estate nonperforming assets of $63.937 million, representing .71 percent of real estate loans and foreclosed real estate. This compared with $64.120 million or .80 percent at first quarter-close 1995 and with $55.181 million or .63 percent at December 31, 1995. Real estate nonperforming loans were $49.547 million at March 31, 1996, $46.755 million one year earlier and $43.576 million at year-end 1995.
                   Commercial real estate nonperforming assets were $33.370
              million or .71 percent of related loans and foreclosed real estate versus $40.030 million or .97 percent at March 31, 1995 and $30.910 million or .67 percent at the end of the 1995 fourth quarter. Included in these totals were commercial real estate nonperforming loans of $29.815 million at March 31, 1996, $33.018 million one year earlier and $27.163 million at December 31, 1995.


___________________________________________________________________________________________________________________________________

NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                                                                       TABLE 6
(thousands)
___________________________________________________________________________________________________________________________________

                                                                         March 31     Dec. 31    Sept. 30   June 30   March 31
                                                                           1996        1995        1995      1995       1995
                                                                         -------      -------    -------    -------   -------
 NONPERFORMING ASSETS

 Cash-basis assets -- domestic borrowers .............................   $57,867*     $53,547    $57,524    $57,918   $71,848
 Restructured loans -- domestic ......................................        --**         --         --         --        --
                                                                         -------      -------    -------    -------   -------
      Total nonperforming loans ......................................    57,867       53,547     57,524     57,918    71,848

 Foreclosed property:

   Foreclosed real estate ............................................    17,209       14,468     16,651     18,859    20,669
   Less valuation allowance ..........................................     2,819        2,863      2,980      3,084     3,304
   Other foreclosed assets ...........................................     5,295        4,212      4,254      2,947     3,510
                                                                         -------      -------    -------    -------   -------
      Total foreclosed property ......................................    19,685       15,817     17,925     18,722    20,875
                                                                         -------      -------    -------    -------   -------
      Total nonperforming assets .....................................   $77,552***  $ 69,364    $75,449    $76,640   $92,723
                                                                         =======      =======    =======    =======   =======
 Nonperforming loans to period-end loans .............................       .19%         .18%       .20%       .21%      .27%
 Nonperforming assets to period-end loans and foreclosed property ....                    .26        .24        .26       .27
                                                                                                                          .35

 Period-end allowance for loan losses times nonperforming loans ......     7.07x        7.63x      7.10x      7.06x     5.69x
 Period-end allowance for loan losses times nonperforming assets .....                   5.27       5.89       5.42      5.33
                                                                                                                         4.41

 CONTRACTUALLY PAST DUE LOANS
 (accruing loans past due 90 days or more)

 Domestic borrowers ..................................................   $57,415      $48,970    $47,058    $49,004   $48,998
                                                                         =======      =======    =======    =======   =======

*   Includes $15,988 of loans which have been defined as impaired per Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for
    Impairment of a Loan" (FASB 114)
**  Excludes $199 of loans which have been renegotiated at market rates and have been reclassified to performing status
*** Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $21,506; includes $3,985 of nonperforming assets on which interest and principal are paid current
___________________________________________________________________________________________________________________________________

PROVISION AND ALLOWANCE FOR LOAN LOSSES

                   The provision for loan losses was $27.334 million for the
              quarter, up $5.546 million or 25.5 percent year over year and slightly exceeded net charge-offs. Compared with the fourth quarter of 1995, the provision was lower by $2.838 million or 9.4 percent.
                   The provision reflects management's assessment of the
              adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to a deterioration in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions, historical credit loss experience and changes in borrowers' financial positions.
                   Net loan losses for the period totaled $27.214 million or
              .37 percent annualized of average loans. This compared with $19.420 million or .30 percent in the same three months of 1995, a rise of $7.794 million or 40.1 percent, reflecting higher losses in consumer loans, primarily credit cards. Net charge-offs were lower by $2.834 million or 9.4 percent from the 1995 fourth quarter due to increased recoveries, principally in real estate loans. Excluding credit cards, the loan portfolio had net recoveries of $664 thousand or .01 percent annualized of average loans compared with net loan losses of $1.192 million or .02 percent and $4.121 million or .07 percent in the first and fourth quarters of 1995, respectively.
                   Credit card loans had net losses of $27.878 million or 2.82 percent of average credit card receivables, up $9.650 million or
              52.9 percent from $18.228 million or 1.84 percent of average outstandings in the same three months of 1995. Other retail loans, consisting of direct and indirect retail lending, had net losses of $4.443 million or .54 percent of average related loans, an increase of $2.050 million or 85.7 percent compared with the same period a year earlier. Partially offsetting the rise in consumer net loan losses for the quarter were higher recoveries in real estate and commercial loans. Selected data on the corporation's managed credit card portfolio, which includes securitized loans, is presented in the following table.



                                                                  1996                           1995
                                                               ---------- -------------------------------------------------
                                                                  First      Fourth        Third       Second       First
              $ in thousands                                     Quarter     Quarter      Quarter      Quarter     Quarter
                                                               ---------- -----------   ----------   ----------  ----------
              Average credit card outstandings...............  $4,583,000 $ 4,285,000   $4,188,000   $4,118,000  $4,078,000
              Net loan losses ...............................      32,359      29,164       24,832       20,955      18,421
              Annualized net loan losses to average loans ...        2.82%       2.72%        2.37%        2.04%       1.81%
              Delinquencies to period-end loans .............        2.30        1.93         1.74         1.46        1.37



                   The corporation's policy is to accrue interest on revolving credit card loans until payments become 120 days delinquent, at which time the outstanding principal balance is charged off to the allowance and any accrued but unpaid interest is charged directly to interest income.
                   At March 31, 1996, the allowance for loan losses totaled
              $408.928 million, representing 1.37 percent of period-end loans and 707 percent of nonperforming loans. Comparable amounts were $408.500 million, 1.53 percent and 569 percent, respectively, one year earlier and $408.808 million, 1.40 percent and 763 percent, respectively, at the end of the 1995 fourth quarter.

____________________________________________________________________________________________________________________________________

ALLOWANCE FOR LOAN LOSSES (thousands)                                                                                        TABLE 7
____________________________________________________________________________________________________________________________________



                                                                    1996                              1995
                                                                  ---------     --------------------------------------------------
                                                                    First        Fourth         Third       Second         First
                                                                   Quarter       Quarter       Quarter      Quarter       Quarter
                                                                  ---------     ---------     ---------     ---------    ---------
 SUMMARY OF TRANSACTIONS
 Balance at beginning of period ...............................   $ 408,808     $ 408,684     $ 408,633     $ 408,500    $ 406,132
 Provision for loan losses ....................................      27,334        30,172        23,179        28,652       21,788
 Deduct net loan losses:
   Loans charged off:
     Commercial ...............................................          65         1,662           431         1,872          318
     Credit card ..............................................      31,902        29,292        27,424        23,829       21,431
     Other revolving credit ...................................       1,092         1,239         1,202         1,058          805
     Other retail .............................................       5,495         4,747         3,609         3,528        3,412
     Real estate ..............................................         134         1,332           526         5,499          391
     Lease financing ..........................................         377            56            99           636          101
     Foreign ..................................................          --            --            --            --           --
                                                                  ---------     ---------     ---------     ---------    ---------
       Total ..................................................      39,065        38,328        33,291        36,422       26,458
   Recoveries:
     Commercial ...............................................         860           894         2,561         1,400          695
     Credit card ..............................................       4,024         3,365         3,207         3,186        3,203
     Other revolving credit ...................................         283           278           273           267          322
     Other retail .............................................       1,052           913         1,056           972        1,019
     Real estate ..............................................       5,578         2,804         3,021         2,037        1,761
     Lease financing ..........................................          54            26            45            41           30
     Foreign ..................................................          --            --            --            --            8
                                                                  ---------     ---------     ---------     ---------    ---------
       Total ..................................................      11,851         8,280        10,163         7,903        7,038
                                                                  ---------     ---------     ---------     ---------    ---------
   Net loan losses ............................................      27,214        30,048        23,128        28,519       19,420
                                                                  ---------     ---------     ---------     ---------    ---------
 Balance at end of period* ....................................   $ 408,928     $ 408,808     $ 408,684     $ 408,633    $ 408,500
                                                                  =========     =========     =========     =========    =========
 NET LOAN LOSSES (RECOVERIES) BY CATEGORY
 Commercial ...................................................   $    (795)    $     768     $  (2,130)    $     472    $    (377)
 Credit card ..................................................      27,878        25,927        24,217        20,643       18,228
 Other revolving credit .......................................         809           961           929           791          483
 Other retail .................................................       4,443         3,834         2,553         2,556        2,393
 Real estate ..................................................      (5,444)       (1,472)       (2,495)        3,462       (1,370)
 Lease financing ..............................................         323            30            54           595           71
 Foreign ......................................................          --            --            --            --           (8)
                                                                  ---------     ---------     ---------     ---------    ---------
       Total ..................................................   $  27,214     $  30,048     $  23,128     $  28,519    $  19,420
                                                                  =========     =========     =========     =========    =========
 Net loan losses -- excluding credit cards ....................   $    (664)    $   4,121     $  (1,089)    $   7,876    $   1,192

 ANNUALIZED NET LOAN LOSSES (RECOVERIES)
   TO AVERAGE LOANS BY CATEGORY
 Commercial ...................................................        (.03%)         .03%         (.07%)         .02%        (.01%)
 Credit card ..................................................        2.82          2.73          2.38          2.07         1.84
 Other revolving credit .......................................         .92          1.10          1.08           .93          .57
 Other retail .................................................         .54           .47           .32           .33          .31
 Real estate ..................................................        (.25)         (.07)         (.12)          .17         (.07)
 Lease financing ..............................................         .24           .03           .09          1.19          .15
 Foreign ......................................................          --            --            --            --         (.01)
 Total loans ..................................................         .37           .42           .33           .42          .30


 Total loans -- excluding credit cards ........................        (.01)          .07          (.02)          .14          .02


 Period-end allowance to outstanding loans ....................        1.37          1.40          1.41          1.45         1.53

 * Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for Impairment of a Loan," of
   $883 at March 31, 1996, $916 at December 31, 1995, $916 at September 30,
   1995, $0 at June 30, 1995 and $2,070 at March 31, 1995
- ----------------------------------------------------------------------------------------------------------------------------------

Noninterest Income

                   Total other operating revenue for the first quarter rose
              $27.012 million or 17.2 percent from the same period in 1995. All major categories except mortgage fee income and trading account profits were up with strongest growth occurring primarily in deposit account service charges, investment fee income, credit card income, trust services and electronic banking. Compared with the fourth quarter of 1995, total other operating revenue was lower by $2.184 million or 1.2 percent, largely reflecting lower trading account profits due to unfavorable market conditions. Excluding trading account profits, total other operating revenue grew $2.602 million or 1.5 percent from the 1995 fourth quarter.
                   Deposit account service charge revenues expanded $7.717
              million or 15.8 percent. The gain primarily reflected higher overdraft charges, with increases in commercial account analysis fees and in charges associated with savings and demand accounts also contributing to the rise.
                   Investment fee income, consisting largely of fees from
              mutual funds, brokerage commissions, variable rate demand bonds and loan syndications, grew $5.052 million or 97.6 percent. Increased mutual fund activity, along with higher brokerage commission income and administrative agent fees, primarily accounted for the strong gain.
                   Net revenues received from cardholder payments on
              securitized loans, increased overlimit charge activity and higher levels of interchange income helped push credit card fee income up $3.578 million or 12.4 percent. Active managed credit card accounts totaled 1.832 million at March 31, 1996 compared with
              1.675 million one year earlier and 1.805 million at December 31, 1995.
                   Trust service fee revenues expanded $3.464 million or 11.2 percent, paced primarily by growth in personal trust services. Asset management services also had good gains, while corporate trust revenues were up modestly for the period. In April, Wachovia completed the sale of its bond trustee business to The Bank of New York.
                   Increased ATM and debit card usage fueled expansion of
              electronic banking service income which rose $2.095 million or
              28.9 percent.
                   Mortgage fee income declined $4.053 million or 47.9 percent due principally to the corporation's sale of its $9 billion residential mortgage servicing portfolio in April 1995 and loss of associated servicing fee income. Helping to offset the decrease were higher levels of mortgage origination activity and gains on associated sales of mortgage servicing rights.
                   Trading account profits were lower by $2.754 million or 44.4 percent, primarily reflecting unfavorable bond market conditions in the latter two months of the quarter. Renewed inflation concerns within the bond market bid up long-term interest rates, reducing the values of trading account assets for the period.
                   Remaining combined categories of total other operating
              revenue rose $11.913 million or 55.9 percent. Insurance premiums and commissions increased $435 thousand or 13.1 percent and bankers' acceptance and letter of credit fees were up $339 thousand or 6.1 percent. Other service charges and fees grew $2.195 million or 34.3 percent, primarily due to contractual servicing revenues on the corporation's securitized loan portfolio. Other income was higher by $8.944 million. Included in other income are fees associated with Wachovia's Capital Markets Group and expanded sturctured leverage leasing activity.
                   Including sales of investment securities, total noninterest income was up $27.839 million or 17.7 percent. Investment securities sales resulted in a net gain of $698 thousand for the first three months of 1996 versus a net loss of $129 thousand in the same period a year earlier.

_______________________________________________________________________________________________________________________

NONINTEREST INCOME (thousands)                                                                                  TABLE 8
_______________________________________________________________________________________________________________________

                                                                    1996                        1995
                                                                  --------   -----------------------------------------
                                                                    First     Fourth      Third     Second      First
                                                                   Quarter    Quarter    Quarter    Quarter    Quarter
                                                                  --------   --------   --------   --------   --------
Service charges on deposit accounts............................   $ 56,598   $ 55,371   $ 52,409   $ 52,452   $ 48,881
Fees for trust services........................................     34,345     34,689     31,740     33,211     30,881
Credit card income -- net of interchange payments..............     32,522     32,291     31,180     31,867     28,944
Electronic banking.............................................      9,340      9,412      8,962      8,860      7,245
Investment fee income..........................................     10,229      7,682      8,690      5,404      5,177
Mortgage fee income............................................      4,401      4,050      4,269      6,547      8,454
Trading account profits -- excluding interest..................      3,452      8,238      5,646      5,608      6,206
Insurance premiums and commissions.............................      3,748      3,422      3,044      3,385      3,313
Bankers' acceptance and letter of credit fees..................      5,898      6,003      5,885      5,743      5,559
Other service charges and fees.................................      8,590      7,054      5,609      5,624      6,395
Other income...................................................     14,982     18,077     12,981      7,603      6,038
                                                                  --------   --------   --------   --------   --------
      Total other operating revenue............................    184,105    186,289    170,415    166,304    157,093
Gain on sale of mortgage servicing portfolio...................         --         --         --     79,025         --
Investment securities gains (losses)...........................        698      2,554        317    (26,236)      (129)
                                                                  --------   --------   --------   --------   --------
      Total....................................................   $184,803   $188,843   $170,732   $219,093   $156,964
                                                                  ========   ========   ========   ========   ========
_______________________________________________________________________________________________________________________


NonInterest Expense

                   Total noninterest expense for the quarter increased $25.213 million or 8.9 percent year over year. Higher personnel expense primarily accounted for the rise, with modest growth occurring in combined net occupancy and equipment expense and in other remaining combined categories of noninterest expense spending. The corporation's overhead ratio measuring noninterest expense as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) was 53.8 percent for the quarter, largely unchanged from 53.4 percent in the same three months a year earlier. Total noninterest expense declined $6.820 million or 2.2 percent from the fourth quarter of 1995.
                   Total personnel expense increased $16.655 million or 11.5
              percent. Salaries expense rose $13.635 million or 11.5 percent, driven principally by growth in base salaries and new incentive pay plans. Employee benefits expense was higher by $3.020 million or 11.3 percent, generally in line with salary and personnel growth. Full-time equivalent employees totaled 16,191 at March 31, 1996 versus 15,577 one year earlier.
                   Combined net occupancy and equipment expense grew $3.156
              million or 6.5 percent. Net occupancy expense increased $2.488 million or 12.3 percent, primarily due to higher building depreciation, maintenance and premise service costs. Equipment expense was up a modest $668 thousand or 2.4 percent.
                   Remaining combined categories of noninterest expense
              increased $5.402 million or 6 percent. Advertising and sales promotion spending rose $7.659 million or 81.4 percent, largely due to expanded credit card solicitation costs. Professional services expenses was higher by $4.016 million or 70.6 percent, reflecting a continuation of increased spending begun in the second quarter of 1995 for the corporation's strategic initiatives.

_______________________________________________________________________________________________________________________

NONINTEREST EXPENSE (thousands)                                                                                 TABLE 9
_______________________________________________________________________________________________________________________

                                                                    1996                        1995
                                                                  --------   -----------------------------------------
                                                                    First     Fourth      Third     Second      First
                                                                   Quarter    Quarter    Quarter    Quarter    Quarter
                                                                  --------   --------   --------   --------   --------
Salaries...................................................       $131,820   $129,673   $127,152   $123,720   $118,185
Employee benefits..........................................         29,798     22,405     26,146     26,267     26,778
                                                                  --------   --------   --------   --------   --------
      Total personnel expense..............................        161,618    152,078    153,298    149,987    144,963
Net occupancy expense......................................         22,678     24,551     21,424     20,940     20,190
Equipment expense..........................................         28,931     27,753     25,750     27,935     28,263
Postage and delivery.......................................         10,452      9,801      9,379      9,190      9,592
Outside data processing, programming and software..........         10,704     11,966      9,959     10,664      9,897
Stationery and supplies....................................          7,006      7,604      6,374      6,619      6,208
Advertising and sales promotion............................         17,071     16,869     14,334      9,747      9,412
Professional services......................................          9,707     14,922      9,721      9,149      5,691
Travel and business promotion..............................          4,237      6,051      4,474      5,110      4,059
Regulatory agency fees and other bank services.............          1,053      6,576     11,838     15,681     15,489
Amortization of intangible assets..........................          1,078      1,190      1,210      2,116      4,071
Foreclosed property expense................................           (126)       813       (146)       408       (155)
Other expense..............................................         33,836     34,891     31,267     39,071     25,352
                                                                  --------   --------   --------   --------   --------
      Total................................................       $308,245   $315,065   $298,882   $306,617   $283,032
                                                                  ========   ========   ========   ========   ========

Overhead ratio.............................................           53.8%      54.6%      52.9%      56.0%      53.4%
_______________________________________________________________________________________________________________________


Income Taxes

                   Applicable income taxes for the quarter were higher by
              $10.085 million or 17 percent. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal debt securities and industrial revenue obligations. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well, and results in substantial interest savings for local governments and their constituents.


_______________________________________________________________________________________________________________________

INCOME TAXES (thousands)                                                                                       TABLE 10
_______________________________________________________________________________________________________________________

                                                                                        Three Months    Three Months
                                                                                            Ended           Ended
                                                                                          March 31        March 31
                                                                                            1996            1995
                                                                                          --------        --------
Income before income taxes.......................................................         $219,139        $201,340
                                                                                          ========        ========

Federal income taxes at statutory rate...........................................         $ 76,699        $ 70,469
State and local income taxes -- net of
  federal benefit................................................................            2,890             398
Effect of tax-exempt securities
  interest and other income......................................................          (10,392)        (10,849)
Other items......................................................................               72            (834)
                                                                                          --------        --------
      Total tax expense..........................................................         $ 69,269        $ 59,184
                                                                                          ========        ========

Currently payable:
  Federal........................................................................         $ 50,178        $ 62,517
  Foreign........................................................................               96              67
  State and local................................................................            2,205           1,935
                                                                                          --------        --------
      Total......................................................................           52,479          64,519

Deferred:
  Federal........................................................................           14,566          (4,012)
  State and local................................................................            2,224          (1,323)
                                                                                          --------        --------
      Total......................................................................           16,790          (5,335)
                                                                                          --------        --------
      Total tax expense..........................................................         $ 69,269        $ 59,184
                                                                                          ========        ========

_______________________________________________________________________________________________________________________


FINANCIAL CONDITION AND CAPITAL RATIOS

                   Assets at March 31, 1996 totaled $45.425 billion, with
              $40.527 billion in interest-earning assets, including $29.869 billion in loans. Comparable amounts one year earlier were $40.223 billion, $35.814 billion and $26.728 billion, respectively. At December 31, 1995, total assets were $44.981 billion, interest-earning assets were $40.001 billion and loans were $29.261 billion.
                   Deposits at first quarter-close 1996 were $25.909 billion, including $20.384 billion of time deposits, representing 78.7 percent of the total. Deposits were $23.110 billion, including time deposits of $17.956 billion or 77.7 percent of the total one year earlier and were $26.369 billion, including time deposits of $20.508 billion or 77.8 percent of the total at year-end 1995.
                   Shareholders' equity at March 31, 1996 was $3.729 billion, up $324 million or 9.5 percent from $3.405 billion a year earlier and lower by $45 million or 1.2 percent from fourth quarter-close 1995. The total at March 31, 1996 included $57.338 million, net of tax, of unrealized gains on securities available-for-sale marked to fair market value under FASB 115 compared with unrealized losses of $10.111 million, net of tax, one year earlier and unrealized gains of $116.113 million, net of tax, at December 31, 1995. At its meeting on April 26, 1996, the corporation's board of directors declared a second quarter dividend of $.36 per share, payable June 3 to shareholders of record on May 6, 1996. The dividend represents an increase of 9.1 percent from $.33 per share paid in the same three months of 1995. For the year-to-date, the dividend will total $.72 per share, up 9.1 percent from $.66 per share paid in 1995.
                   The corporation was authorized by the board of directors
              also on April 26, 1996 to repurchase up to 8 million shares of its common stock, replacing an earlier action on July 28, 1995 to repurchase up to 5 million shares. As of March 31, 1996, a total of 2,355,700 shares had been repurchased under the earlier authorization which was terminated effective with the new authorization. Share repurchase activity is part of the corporation's capital management strategy designed to enhance shareholder value over the long-term. In addition, repurchased shares will be used for various corporate purposes, including share issuance for the corporation's employee stock plans and dividend reinvestment plan.
                   Intangible assets at March 31, 1996 totaled $38.015 million, consisting of $29.099 million in goodwill, $6.559 million in deposit base intangibles, $1.194 million in purchased credit card intangibles and $1.163 million in other intangible assets. At first quarter-close 1995, intangible assets were $74.614 million, with $31.903 million in mortgage servicing rights, $30.589 million in goodwill, $8.163 million in deposit base intangibles, $2.379 million in purchased credit card intangibles and $1.580 million in other intangible assets.

              The corporation sold its residential mortgage servicing portfolio in April 1995, removing mortgage servicing right intangibles from its balance sheet.
                   Effective January 1, 1996, the corporation prospectively
              adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FASB 121). The adoption of FASB 121 did not have a material impact on the corporation's financial position or results of operations.
                   Regulatory agencies divide capital into Tier I (consisting of shareholders' equity less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from valuation adjustments under FASB
              115. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.
                   Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.
                   At March 31, 1996, the corporation's Tier I to risk-adjusted assets ratio was 9.39 percent with total capital 13.55 percent of risk-adjusted assets. The Tier I leverage ratio was 8.22 percent.

____________________________________________________________________________________________________________________________

CAPITAL COMPONENTS AND RATIOS (thousands)                                                                           TABLE 11
____________________________________________________________________________________________________________________________

                                                           1996                        1995
                                                       -----------   -----------------------------------------------------
                                                          First         Fourth        Third         Second        First
                                                         Quarter       Quarter       Quarter       Quarter       Quarter
                                                       -----------   -----------   -----------   -----------   -----------
Tier I capital:

  Common shareholders' equity......................... $ 3,729,349   $ 3,773,757   $ 3,617,642   $ 3,535,313   $ 3,404,983
  Less ineligible intangible assets...................      29,099        29,472        29,844        30,216        30,589
  Unrealized (gains) losses on securities
   available-for-sale, net of tax.....................     (57,339)     (116,113)      (44,431)      (44,556)       10,111
                                                       -----------   -----------   -----------   -----------   -----------
      Total Tier I capital............................   3,642,911     3,628,172     3,543,367     3,460,541     3,384,505

Tier II capital:
  Allowable allowance for loan losses.................     408,928       408,808       408,684       408,633       408,500
  Allowable long-term debt............................   1,204,191     1,208,479     1,018,003     1,020,267       770,680
                                                       -----------   -----------   -----------   -----------   -----------
      Tier II capital additions.......................   1,613,119     1,617,287     1,426,687     1,428,900     1,179,180
                                                       -----------   -----------   -----------   -----------   -----------
      Total capital................................... $ 5,256,030   $ 5,245,459   $ 4,970,054   $ 4,889,441   $ 4,563,685
                                                       ===========   ===========   ===========   ===========   ===========

Risk-adjusted assets.................................. $38,803,497   $38,469,866   $38,011,712   $37,189,208   $36,207,967

Quarterly average assets.............................. $44,434,973   $43,477,038   $42,572,976   $40,875,958   $38,901,940

Risk-based capital ratios:
  Tier I capital......................................        9.39%         9.43%         9.32%         9.31%         9.35%
  Total capital.......................................       13.55         13.64         13.08         13.15         12.60

Tier I leverage ratio*................................        8.22          8.36          8.34          8.47          8.70

Shareholders' equity to total assets..................        8.21          8.39          8.20          8.25          8.47

* Ratio excludes the average unrealized gains (losses)
  on securities available-for-sale, net of tax, of
  $114,386, $63,884, $39,715, $8,933 and ($29,681),
  respectively
____________________________________________________________________________________________________________________________


WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION


                                                                                    March 31     December 31    March 31
$ in thousands                                                                        1996          1995          1995
ASSETS                                                                            -----------   ------------  -----------
Cash and due from banks .......................................................   $ 2,661,486   $ 2,692,318   $ 2,419,234
Interest-bearing bank balances ................................................       460,481       451,279         6,364
Federal funds sold and securities
  purchased under resale agreements ...........................................       398,560       144,105        24,341
Trading account assets ........................................................       856,077     1,114,926       770,457
Securities available-for-sale .................................................     7,407,370     7,409,825     3,759,901
Securities held-to-maturity (market value of $1,615,807,
  $1,721,222 and $4,558,931, respectively) ....................................     1,535,660     1,619,480     4,524,687
Loans and net leases ..........................................................    29,877,059    29,269,825    26,735,997
Less unearned income on loans .................................................         8,068         8,672         7,863
                                                                                  -----------   -----------   -----------
      Total loans .............................................................    29,868,991    29,261,153    26,728,134
Less allowance for loan losses ................................................       408,928       408,808       408,500
                                                                                  -----------   -----------   -----------
      Net loans ...............................................................    29,460,063    28,852,345    26,319,634
Premises and equipment ........................................................       643,412       628,153       556,428
Due from customers on acceptances .............................................       707,239       883,825       646,265
Other assets ..................................................................     1,294,767     1,185,058     1,196,040
                                                                                  -----------   -----------   -----------
      Total assets ............................................................   $45,425,115   $44,981,314   $40,223,351
                                                                                  ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices:
  Demand ......................................................................   $ 5,522,490   $ 5,855,286     5,147,945
  Interest-bearing demand .....................................................     3,352,894     3,473,607     3,259,075
  Savings and money market savings ............................................     7,451,042     6,991,133     6,192,203
  Savings certificates ........................................................     6,418,985     6,613,238     6,500,958
  Large denomination certificates .............................................     2,239,966     2,671,759     1,545,074
  Noninterest-bearing time ....................................................         4,030         3,334        19,895
                                                                                  -----------   -----------   -----------
      Total deposits in domestic offices ......................................    24,989,407    25,608,357    22,665,150
Deposits in foreign offices:
  Demand ......................................................................         2,353         5,766         5,737
  Time ........................................................................       916,803       754,634       438,704
                                                                                  -----------   -----------   -----------
      Total deposits in foreign offices .......................................       919,156       760,400       444,441
                                                                                  -----------   -----------   -----------
      Total deposits ..........................................................    25,908,563    26,368,757    23,109,591
Federal funds purchased and securities
  sold under repurchase agreements ............................................     6,983,025     5,850,540     6,098,915
Commercial paper ..............................................................       549,034       502,136       404,791
Other short-term borrowed funds ...............................................       909,311     1,720,592     1,472,795
Long-term debt:
  Bank notes ..................................................................     4,823,147     4,088,326     3,809,124
  Other long-term debt ........................................................     1,330,346     1,334,702       836,526
                                                                                  -----------   -----------   -----------
      Total long-term debt ....................................................     6,153,493     5,423,028     4,645,650
Acceptances outstanding .......................................................       707,239       883,825       646,265
Other liabilities .............................................................       485,101       458,679       440,361
                                                                                  -----------   -----------   -----------
      Total liabilities .......................................................    41,695,766    41,207,557    36,818,368

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
  Authorized 50,000,000 shares; none outstanding...............................            --            --            --
Common stock, par value $5 per share:
  Issued 168,968,164, 170,358,504 and
    171,207,470, respectively .................................................       844,841       851,793       856,037
Capital surplus ...............................................................       656,050       713,120       748,955
Retained earnings .............................................................     2,171,120     2,092,731     1,810,102
Unrealized gains (losses) on securities available-for-sale, net of tax ........        57,338       116,113       (10,111)
                                                                                  -----------   -----------   -----------
      Total shareholders' equity ..............................................     3,729,349     3,773,757     3,404,983
                                                                                  -----------   -----------   -----------
      Total liabilities and shareholders' equity ..............................   $45,425,115   $44,981,314   $40,223,351
                                                                                  ===========   ===========   ===========

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME



                                                                        Three Months Ended
                                                                             March 31
$ in thousands, except per share                                         1996       1995
                                                                       --------   --------
INTEREST INCOME
Loans ..............................................................   $608,285   $559,774
Securities available-for-sale:
  Other investments ................................................    119,274     44,602
Securities held-to-maturity:
  State and municipal ..............................................      5,883     10,206
  Other investments ................................................     25,499     64,238
Interest-bearing bank balances .....................................      9,018        101
Federal funds sold and securities
  purchased under resale agreements ................................      3,250      1,202
Trading account assets .............................................     12,034     11,669
                                                                       --------   --------
      Total interest income ........................................    783,243    691,792

INTEREST EXPENSE
Deposits:
  Domestic offices .................................................    208,750    159,826
  Foreign offices ..................................................     13,101      7,507
                                                                       --------   --------
      Total interest on deposits ...................................    221,851    167,333
Short-term borrowed funds ..........................................    110,390    108,389
Long-term debt .....................................................     81,087     66,874
                                                                       --------   --------
      Total interest expense .......................................    413,328    342,596

NET INTEREST INCOME ................................................    369,915    349,196
Provision for loan losses ..........................................     27,334     21,788
                                                                       --------   --------
Net interest income after
  provision for loan losses ........................................    342,581    327,408

OTHER INCOME
Service charges on deposit accounts ................................     56,598     48,881
Fees for trust services ............................................     34,345     30,881
Credit card income .................................................     32,522     28,944
Mortgage fee income ................................................      4,401      8,454
Trading account profits ............................................      3,452      6,206
Other operating income .............................................     52,787     33,727
                                                                       --------   --------
      Total other operating revenue ................................    184,105    157,093
Investment securities gains (losses) ...............................        698       (129)
                                                                       --------   --------
      Total other income ...........................................    184,803    156,964

OTHER EXPENSE
Salaries ...........................................................    131,820    118,185
Employee benefits ..................................................     29,798     26,778
                                                                       --------   --------
      Total personnel expense ......................................    161,618    144,963
Net occupancy expense ..............................................     22,678     20,190
Equipment expense ..................................................     28,931     28,263
Other operating expense ............................................     95,018     89,616
                                                                       --------   --------
      Total other expense ..........................................    308,245    283,032

Income before income taxes .........................................    219,139    201,340
Applicable income taxes ............................................     69,269     59,184
                                                                       --------   --------
NET INCOME .........................................................   $149,870   $142,156
                                                                       ========   ========
Net income per common share:
  Primary ..........................................................   $    .87   $    .83
  Fully diluted ....................................................   $    .87   $    .82
Average shares outstanding:
  Primary ..........................................................    171,467    172,205
  Fully diluted ....................................................    171,653    172,760

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                                     Unrealized
                                                                    Common Stock                                     Securities
                                                             ------------------------     Capital       Retained        Gains
$ in thousands, except per share                                Shares        Amount      Surplus       Earnings       (Losses)
                                                             -----------    ---------    ---------    -----------     ----------
PERIOD ENDED MARCH 31, 1995
Balance at beginning of year ............................    170,933,749    $ 854,669    $ 741,946    $ 1,727,527     $  (37,635)
Net income ..............................................                                                 142,156
Cash dividends declared on common
  stock -- $.33 a share .................................                                                 (56,458)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...............        253,308        1,266        6,844
  Dividend reinvestment plan ............................         95,767          479        2,792
  Conversion of debentures ..............................         33,177          166          470
Common stock acquired ...................................       (108,531)        (543)      (3,063)
Unrealized gains on securities
  available-for-sale, net of tax ........................                                                                 27,524
Miscellaneous ...........................................                                      (34)        (3,123)
                                                             -----------    ---------    ---------    -----------     ----------
Balance at end of period ................................    171,207,470    $ 856,037    $ 748,955    $ 1,810,102     $  (10,111)
                                                             ===========    =========    =========    ===========     ==========
PERIOD ENDED MARCH 31, 1996
Balance at beginning of year ............................    170,358,504    $ 851,793    $ 713,120    $ 2,092,731     $  116,113
Net income ..............................................                                                 149,870
Cash dividends declared on common
  stock -- $.36 a share .................................                                                 (61,089)
Common stock issued pursuant to:
  Stock option and employee benefit plans ...............        320,441        1,602       17,091
  Dividend reinvestment plan ............................         75,843          379        3,149
  Conversion of debentures ..............................        228,096        1,141        3,244
Common stock acquired ...................................     (2,014,720)     (10,074)     (80,553)
Unrealized losses on securities
  available-for-sale, net of tax ........................                                                                (58,775)
Miscellaneous ...........................................                                       (1)       (10,392)
                                                             -----------    ---------    ---------    -----------     ----------
Balance at end of period ................................    168,968,164    $ 844,841    $ 656,050    $ 2,171,120     $   57,338
                                                             ===========    =========    =========    ===========     ==========


WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                  Three Months Ended
                                                                                                       March 31
$ in thousands                                                                                   1996           1995
                                                                                               ---------     ----------
OPERATING ACTIVITIES
Net income                                                                                    $  149,870     $  142,156
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses ..............................................................        27,334         21,788
  Depreciation and amortization ..........................................................        22,263         26,090
  Deferred income taxes (benefit) ........................................................        16,790         (5,335)
  Investment securities (gains) losses ...................................................          (698)           129
  Gain on sale of noninterest-earning assets .............................................          (448)          (802)
  Increase in accrued income taxes .......................................................        59,271         63,777
  (Increase) decrease in accrued interest receivable .....................................        (6,378)         2,775
  (Decrease) increase in accrued interest payable ........................................        (1,984)        56,141
  Net change in other accrued and deferred income and expense ............................       (41,544)        (2,044)
  Net trading account activities .........................................................       258,849        119,501
  Net loans held for resale ..............................................................         5,436         (1,193)
                                                                                              ----------     ----------
      Net cash provided by operating activities ..........................................       488,761        422,983

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing bank balances ................................        (9,202)           399
Net (increase) decrease in federal funds sold and securities
  purchased under resale agreements ......................................................      (254,455)       177,265
Purchases of securities available-for-sale ...............................................      (405,217)      (630,963)
Purchases of securities held-to-maturity .................................................          (505)      (438,963)
Sales of securities available-for-sale ...................................................           790        274,577
Calls, maturities and prepayments of securities available-for-sale .......................       310,636        178,172
Calls, maturities and prepayments of securities held-to-maturity .........................        85,792         98,009
Net increase in loans made to customers ..................................................      (641,194)      (857,470)
Capital expenditures .....................................................................       (40,297)       (33,445)
Proceeds from sales of premises and equipment ............................................         5,257          2,513
Net (increase) decrease in other assets ..................................................       (65,629)         7,139
                                                                                              ----------     ----------
      Net cash used by investing activities ..............................................    (1,014,024)    (1,222,767)

FINANCING ACTIVITIES
Net increase (decrease) in demand, savings and money market accounts .....................         3,683       (653,208)
Net (decrease) increase in certificates of deposit .......................................      (463,877)       693,541
Net increase in federal funds purchased and securities sold under repurchase agreements ..     1,132,485        200,517
Net increase (decrease) in commercial paper ..............................................        46,898         (1,915)
Net (decrease) increase in other short-term borrowings ...................................      (811,281)       465,455
Proceeds from issuance of bank notes .....................................................     1,349,236        100,000
Maturities of bank notes .................................................................      (614,328)      (244,892)
Payments on other long-term debt .........................................................          (106)          (112)
Common stock issued ......................................................................         7,799          6,162
Dividend payments ........................................................................       (61,089)       (56,458)
Common stock repurchased .................................................................       (88,319)        (2,188)
Net (decrease) increase in other liabilities .............................................        (6,670)        42,001
                                                                                              ----------     ----------
      Net cash provided by financing activities ..........................................       494,431        548,903

DECREASE IN CASH AND CASH EQUIVALENTS ....................................................       (30,832)      (250,881)
Cash and cash equivalents at beginning of year ...........................................     2,692,318      2,670,115
                                                                                              ----------     ----------
Cash and cash equivalents at end of period ...............................................    $2,661,486     $2,419,234
                                                                                              ==========     ==========
SUPPLEMENTAL DISCLOSURES
Unrealized (losses) gains in securities available-for-sale:
  (Decrease) increase in securities available-for-sale ...................................    $  (95,566)    $   45,235
  Increase (decrease) in deferred taxes ..................................................        36,791        (17,711)
  (Decrease) increase in shareholders' equity ............................................       (58,775)        27,524


                                 1996 Form 10-Q
________________________________________________________________________________

         United States Securities and Exchange Commission
         Washington, DC 20549
         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
         For the Quarterly Period Ended March 31, 1996
         Commission File Number 1-9021

WACHOVIA CORPORATION

         Incorporated in the State of North Carolina
         IRS Employer Identification Number 56-1473727
         Address and Telephone:
              100 North Main Street, Winston-Salem, North Carolina 27101, (910)
                770-5000
              191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

              Securities registered pursuant to Section 12(b) of the Act:
         Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
              As of March 31, 1996, Wachovia Corporation had 168,968,164 shares of common stock outstanding.
              Wachovia Corporation has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the financial supplement for the quarter ended March 31, 1996 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

PART I    FINANCIAL INFORMATION

Item 1    FINANCIAL STATEMENTS (UNAUDITED)               PAGE
             Selected Period-End Data ....................  3
             Common Stock Data -- Per Share ..............  3
             Consolidated Statements of Condition ........ 22
             Consolidated Statements of Income ........... 23
             Consolidated Statements of
               Shareholders' Equity ...................... 24
             Consolidated Statements of Cash Flows ....... 25

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS ................................ 4-21

_______________________________________________________________________________

PART II   OTHER INFORMATION

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          a) 11 "Computation of Earnings per Common Share," is presented as Table 3 on page 6 of the first quarter 1996 financial supplement.

             19 "Unaudited Consolidated Financial Statements," listed in Part I, Item 1 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the first quarter of 1996 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

             27   Financial Data Schedule (for SEC purposes only).

          b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1996.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

                May 13, 1996        /s/ ROBERT S. McCOY, JR.          May 13, 1996       /s/ JOHN C. McLEAN, JR.
                                    ---------------------------                          -----------------------
                                    Robert S. McCoy, Jr.                                 John C. McLean, Jr.
                                    Executive Vice President                             Comptroller
                                    and Chief Financial Officer



[WACHOVIA LOGO]                                            BULK RATE
                                                      U.S. POSTAGE PAID
                                                            WACHOVIA
Wachovia Corporation                                      CORPORATION
P.O. Box 3099
Winston-Salem, NC 27150