Form 10-Q
period 1996-06-30
WACHOVIA CORP/ NC
filed 1996-08-12
CIK 774203

                                                    (WACHOVIA logo appears here)


                           FINANCIAL SUPPLEMENT

                               AND FORM 10-Q



                            SECOND QUARTER 1996

                    WACHOVIA CORPORATION DIRECTORS AND OFFICERS


DIRECTORS

L. M. BAKER, JR.
President and
Chief Executive Officer

JOHN G. MEDLIN, JR.
Chairman of the Board

RUFUS C. BARKLEY, JR.
Chairman
Cameron & Barkley Company

CRANDALL C. BOWLES
Executive Vice President
Springs Industries, Inc.

JOHN L. CLENDENIN
Chairman, President
and Chief Executive Officer
BellSouth Corporation

LAWRENCE M. GRESSETTE, JR.
Chairman and
Chief Executive Officer
SCANA Corporation

THOMAS K. HEARN, JR.
President
Wake Forest University

W. HAYNE HIPP
President and
Chief Executive Officer
The Liberty Corporation

ROBERT M. HOLDER, JR.
Chairman of the Board
Holder Corporation

DONALD R. HUGHES
Consultant and Retired
Vice Chairman of the Board
Burlington Industries, Inc.

JAMES W. JOHNSTON
Retired Vice Chairman
RJR Nabisco, Inc.
Retired Chairman of the Board
R.J. Reynolds Tobacco Company


WYNDHAM ROBERTSON
Writer and Retired
Vice President, Communications
University of North Carolina

HERMAN J. RUSSELL
Chairman and
Chief Executive Officer
H.J. Russell & Company

SHERWOOD H. SMITH, JR.
Chairman of the Board and
Chief Executive Officer
Carolina Power & Light Company

CHARLES MCKENZIE TAYLOR
Chairman of the Board
Taylor & Mathis, Inc.
Taylor & Mathis Properties

JOHN C. WHITAKER, JR.
Chairman and
Chief Executive Officer
Inmar Enterprises, Inc.



PRINCIPAL CORPORATE OFFICERS

L. M. BAKER, JR.
President and
Chief Executive Officer

MICKEY W. DRY
Executive Vice President
Chief Credit Officer

HUGH M. DURDEN
Executive Vice President
Corporate Services

WALTER E. LEONARD, JR.
Executive Vice President
Operations/Technology

KENNETH W. MCALLISTER
Executive Vice President
General Counsel/Administrative

ROBERT S. MCCOY, JR.
Executive Vice President
Chief Financial Officer

G. JOSEPH PRENDERGAST
Executive Vice President
General Banking

RICHARD B. ROBERTS
Executive Vice President
Treasurer

                           SELECTED PERIOD-END DATA

                                         June 30    June 30
                                            1996       1995

Banking offices:
  North Carolina........................     219        218
  Georgia...............................     126        127
  South Carolina........................     143        146
   Total................................     488        491

Automated banking machines:
  North Carolina........................     342        314
  Georgia...............................     215        196
  South Carolina........................     196        164
   Total................................     753        674

Employees (full-time equivalent)........  16,150     15,707
Common stock shareholders of record.....  28,058     28,220
Common shares outstanding (thousands)... 166,798    170,400


                         COMMON STOCK DATA - PER SHARE


                                    1996                        1995
                             Second      First       Fourth     Third        Second
                            Quarter     Quarter     Quarter     Quarter      Quarter
Market value:
  Period-end............... $ 43 3/4    $ 44 3/4    $ 45 3/4    $ 43 1/8     $ 35 3/4
  High.....................   46 1/4      48 3/8      48 1/4      45           37 7/8
  Low......................   40 7/8      41 1/4      43 1/8      35 3/8       34 1/4
Book value at period-end...   22.18       22.07       22.15       21.24        20.75
Dividend...................     .36         .36         .36         .36          .33
Price/earnings ratio*......   12.4X       12.6x       13.1x       12.4x        10.5x


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

Common Stock Listing - New York Stock Exchange, ticker symbol - WB

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS





FINANCIAL SUMMARY                                                      TABLE 1


                                            Twelve
                                            Months
                                             Ended              1996                      1995                   Six Months Ended
                                            June 30        Second     First    Fourth     Third    Second             June 30
                                              1996        Quarter   Quarter   Quarter    Quarter   Quarter        1996        1995
SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income - taxable equivalent ........$3,241,768   $810,637 $802,120  $815,894  $813,117  $774,078   $1,612,757  $1,489,492
Interest expense ............................ 1,668,341    411,472  413,328   424,624   418,917   392,970      824,800     735,566
Net interest income - taxable equivalent .... 1,573,427    399,165  388,792   391,270   394,200   381,108      787,957     753,926
Taxable equivalent adjustment ...............    87,955     17,914   18,877    24,531    26,633    23,987       36,791      47,609
Net interest income ......................... 1,485,472    381,251  369,915   366,739   367,567   357,121      751,166     706,317
Provision for loan losses ...................   115,089     34,404   27,334    30,172    23,179    28,652       61,738      50,440
Net interest income after
 provision for loan losses .................. 1,370,383    346,847  342,581   336,567   344,388   328,469      689,428     655,877
Other operating revenue .....................   739,404    198,595  184,105   186,289   170,415   166,304      382,700     323,397
Gain on sale of mortgage servicing
 portfolio ..................................       --          --       --        --        --    79,025           --      79,025
Investment securities gains (losses)  .......     3,350       (219)     698     2,554       317   (26,236)         479     (26,365)
Total other income ..........................   742,754    198,376  184,803   188,843   170,732   219,093      383,179     376,057
Personnel expense ...........................   627,156    160,162  161,618   152,078   153,298   149,987      321,780     294,950
Other expense ...............................   605,123    149,925  146,627   162,987   145,584   156,630      296,552     294,699
Total other expense ......................... 1,232,279    310,087  308,245   315,065   298,882   306,617      618,332     589,649
Income before income taxes ..................   880,858    235,136  219,139   210,345   216,238   240,945      454,275     442,285
Applicable income taxes* ....................   274,147     75,773   69,269    64,147    64,958    78,036      145,042     137,220
Net income ..................................$  606,711   $159,363 $149,870  $146,198  $151,280  $162,909   $  309,233  $  305,065

Net income per common share:
Primary .....................................$     3.54   $    .94 $    .87  $    .85  $    .88  $    .94   $     1.81  $     1.77
Fully diluted ...............................$     3.53   $    .94 $    .87  $    .85  $    .87  $    .95   $     1.81  $     1.77
Cash dividends paid per common share ........$     1.44   $    .36 $    .36  $    .36  $    .36  $    .33   $      .72  $      .66
Cash dividends paid on common stock .........$  244,508   $ 60,684 $ 61,089  $ 61,423  $ 61,312  $ 56,302   $  121,773  $  112,760
Cash dividend payout ratio ..................      40.3%      38.1%    40.8%     42.0%     40.5%     34.6%        39.4%       37.0%
Average primary shares outstanding ..........   171,377    169,861  171,467   172,372   171,793   171,986      170,664     172,095
Average fully diluted shares outstanding ....   171,716    169,972  171,653   172,705   172,512   172,446      170,808     172,589
SELECTED AVERAGE BALANCES (millions)
Total assets ................................$   43,856   $ 44,956 $ 44,435  $ 43,477  $ 42,573  $ 40,876   $   44,696  $   39,894
Loans - net of unearned income ..............    28,943     30,004   29,218    28,470    28,097    27,203       29,611      26,714
Investment securities**  ....................     8,729      8,668    8,795     8,676     8,778     8,276        8,732       7,946
Other interest-earning assets ...............     1,471      1,519    1,594     1,562     1,210     1,012        1,556         914
Total interest-earning assets ...............    39,143     40,191   39,607    38,708    38,085    36,491       39,899      35,574
Interest-bearing deposits ...................    20,263     20,335   20,666    20,705    19,352    18,388       20,500      17,874
Short-term borrowed funds ...................     8,049      8,216    8,055     7,332     8,593     7,869        8,136       7,631
Long-term debt ..............................     5,418      6,129    5,487     5,213     4,851     4,863        5,808       4,769
Total interest-bearing liabilities ..........    33,730     34,680   34,208    33,250    32,796    31,120       34,444      30,274
Noninterest-bearing deposits ................     5,342      5,426    5,372     5,361     5,212     5,333        5,399       5,317
Total deposits ..............................    25,605     25,761   26,038    26,066    24,564    23,721       25,899      23,191
Shareholders' equity ........................     3,592      3,644    3,687     3,576     3,463     3,345        3,666       3,299
RATIOS (averages)
Annualized net loan losses to loans .........       .44%       .46%     .37%      .42%     .33%       .42%         .42%        .36%
Annualized net yield on
 interest-earning assets ....................      4.02        3.99    3.95      4.01     4.11       4.19         3.97        4.27
Shareholders' equity to:
Total assets ................................      8.19        8.11    8.30      8.22     8.13       8.18         8.20        8.27
Net loans ...................................     12.59       12.31   12.80     12.74    12.51      12.48        12.55       12.54
Annualized return on assets***  .............      1.39        1.42    1.35      1.35     1.42       1.59         1.38        1.53
Annualized return on
 shareholders' equity*** ....................     17.01       17.49   16.26     16.36    17.47      19.48        16.87       18.49




 * Income taxes applicable to securities transactions were $1,263, ($86), $278, $980, $91, ($9,580), $192 and ($9,647), respectively
** Reported at amortized cost; excludes pretax unrealized gains (losses) on securities available-for-sale of $108, $74, $188, $104, $65, $15, $131 and
   ($17), respectively
***Includes average unrealized gains (losses) on securities available-for-sale, net of tax, of $66, $45, $114, $64, $40, $9, $80 and ($10) million, respectively

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

    During the second quarter of 1996, the economy showed signs of improved but still moderate growth, on balance, with little evidence of inflation. While consumer and business spending strengthened, fresh concerns over consumer credit weakness appeared. Within the corporation's three primary operating states of Georgia, North Carolina and South Carolina, business conditions remained generally favorable. Seasonally adjusted unemployment rates for the quarter averaged 4.6 percent in Georgia, 4.3 percent in North Carolina and 5.6 percent in South Carolina compared with 5.4 percent for the nation.

    Wachovia's net income for the second quarter totaled $159.363 million or $.94 per fully diluted share. This compared with net income of $162.909 million or $.95 per fully diluted share in the same period of 1995 which included an after-tax gain of $47.385 million or $.27 per share from the sale of the corporation's mortgage servicing portfolio, an after-tax loss of $16.656 million or $.10 per share from restructuring of the investment securities portfolio to improve yields and after-tax expenses totaling $11.291 million or $.07 per share for other expenses related to severance costs, higher consulting fees and charitable contributions. For the first six months of 1996, net income totaled $309.233 million or $1.81 per fully diluted share versus $305.065 million or $1.77 per fully diluted share a year earlier. Annualized returns were 17.49 percent on shareholders' equity and 1.42 percent on assets for the quarter and
16.87 percent and 1.38 percent, respectively, for the first half. The equity and assets used in calculating returns include unrealized gains or losses, net of tax, on securities available-for-sale.

    Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative and tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

COMPONENTS OF EARNINGS PER PRIMARY SHARE                                 TABLE 2



                                                              Three Months Ended          Six Months Ended
                                                                    June 30                    June 30
                                                               1996        1995   Change    1996      1995   Change

Interest income - taxable equivalent .......................  $4.77     $4.50      $.27      $9.45    $8.65   $.80
Interest expense ...........................................   2.42      2.28       .14       4.83     4.27    .56
Net interest income - taxable equivalent ...................   2.35      2.22       .13       4.62     4.38    .24
Taxable equivalent adjustment ..............................    .11       .14      (.03)       .22      .28   (.06)
Net interest income ........................................   2.24      2.08       .16       4.40     4.10    .30
Provision for loan losses ..................................    .20       .17       .03        .36      .29    .07
Net interest income after provision
 for loan losses ...........................................   2.04      1.91       .13       4.04     3.81    .23
Other operating revenue ....................................   1.17       .96       .21       2.24     1.88    .36
Gain on sale of mortgage servicing portfolio ...............    --        .46      (.46)        --      .46   (.46)
Investment securities losses ...............................    --       (.15)      .15         --     (.15)   .15
Total other income .........................................   1.17      1.27      (.10)      2.24     2.19    .05
Personnel expense ..........................................    .94       .87       .07       1.88     1.72    .16
Other expense ..............................................    .88       .91      (.03)      1.74     1.71    .03
Total other expense ........................................   1.82      1.78       .04       3.62     3.43    .19
Income before income taxes .................................   1.39      1.40      (.01)      2.66     2.57    .09
Applicable income taxes ....................................    .45       .46      (.01)       .85      .80    .05
Net income .................................................  $ .94     $ .94      $ --      $1.81    $1.77   $.04





COMPUTATION OF EARNINGS PER COMMON SHARE                                 TABLE 3
(thousands, except per share)



                                                                                               Three Months Ended  Six Months Ended
                                                                                                     June 30           June 30
                                                                                                1996      1995     1996     1995

 PRIMARY
Average common shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    168,298   170,734  169,004   170,901
Dilutive common stock options - based on treasury
 stock method using average market price. . . . . . . . . . . . . . . . . . . . . . . . .         1,462     1,176    1,556     1,118
Dilutive common stock awards - based on treasury
 stock method using average market price. . . . . . . . . . . . . . . . . . . . . . . . .           101        76      104        76
Average primary shares outstanding . . . . . . . . . . . . . . . . . . .  . . . . . . . .       169,861   171,986   170,664  172,095

Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . .       $159,363  $162,909  $309,233 $305,065

Net income per common share - primary . . . . . . . . . . . . . . . . . . . . . . . . .          $  .94    $  .94   $  1.81  $  1.77

 FULLY DILUTED
Average common shares outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    168,298   170,734  169,004   170,901
Dilutive common stock options - based on treasury
 stock method using higher of period-end
 market price or average market price . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,473    1,176     1,556     1,145
Dilutive common stock awards - based on treasury
 stock method using higher of period-end
 market price or average market price . . . . . . . . . . . . . . . . . . . . . . . . . . . .       108       83       108        83
Convertible notes assumed converted . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        93      453       140       460
Average fully diluted shares outstanding. . . . . . . . . . . . . . . . . . . . .  .   . . .    169,972  172,446   170,808   172,589

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $159,363  162,909  $309,233  $305,065
Add interest on convertible notes after taxes . . . . . . . . . . . . . . . . . . . . . . . .        20       96        43       192
Adjusted net income. . . . . . . . . . . . . . .. . . . . . . . . . . . . . . .  . . . . . .   $159,383  $163,005 $309,276  $305,257

Net income per common share - fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . .   $  .94    $  .95  $  1.81   $  1.77

NET INTEREST INCOME

    Taxable equivalent net interest income for the second quarter rose $18.057 million or 4.7 percent year over year and increased $34.031 million or 4.5 percent for the first six months of 1996. Higher levels of interest-earning assets, primarily loans, fueled the gains in both periods which were moderated by a lower average earning yield and by increases in interest-bearing liabilities to support asset growth. Compared with the first quarter of 1996, taxable equivalent net interest income in the second quarter was up $10.373 million or 2.7 percent, reflecting solid loan growth and lower funding costs. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) decreased 20 basis points for the second period versus a year earlier and 30 basis points for the first half but improved 4 basis points from the first three months of 1996.

    Taxable equivalent interest income rose $36.559 million or 4.7 percent for the second period and $123.265 million or 8.3 percent year to date. Interest-earning assets expanded $3.700 billion or 10.1 percent for the quarter and $4.325 billion or 12.2 percent for the first half, more than offsetting the effects of a 40 basis point and 31 basis point decline, respectively, in the average rate earned. Taxable equivalent interest income increased $8.517 million or 1.1 percent from the first quarter, pushed higher by a $584 million or 1.5 percent rise in interest-earning assets but moderated by a 4 basis point decrease in the average rate earned.

    Loan demand remained good. Loans expanded $2.801 billion or 10.3 percent for the quarter and $2.897 billion or 10.8 percent for the first six months. Gains were led by the commercial portfolio with retail loan growth masked partially by the transfer of $500 million in credit card receivables off the balance sheet through a securitization in the fourth quarter of 1995. Loans were up $786 million or 2.7 percent from the first three months of 1996.

    Commercial loans, including related real estate categories, increased $2.144 billion or 13.6 percent for the second quarter compared with a year earlier and $2.252 billion or 14.6 percent year to date. Growth in both periods was broad based, led by commercial loans made primarily to small business and middle-market companies, by commercial mortgages and by lease financing. The gains in lease financing reflected structured leverage lease transactions for municipalities. At June 30, 1996, commercial real estate loans, based on regulatory definitions, totaled $4.939 billion, representing 16.1 percent of the corporation's loan portfolio. Regulatory definitions for commercial real estate include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation. Commercial mortgages were $4.130 billion, representing 13.5 percent of total loans, and construction loans were $809 million or 2.6 percent of the total. Comparable amounts one year earlier were $4.348 billion in commercial real estate, representing 15.4 percent of total loans, with $3.673 billion in commercial mortgages and $675 million in construction loans.

    Retail loans, including residential mortgages, expanded $657 million or 5.8 percent and $645 million or 5.7 percent for the second quarter and first six months, respectively. Increases were driven primarily by residential mortgages, particularly adjustable rate mortgages, and by indirect retail loans, which consists largely of automobile sales financing. Credit card outstandings were up modestly for both the quarter and

NET INTEREST INCOME AND AVERAGE BALANCES                                 TABLE 4


                                         Twelve
                                         Months
                                         Ended             1996                   1995                           Six Months Ended
                                        June 30      Second     First       Fourth       Third     Second            June 30
                                          1996       Quarter    Quarter     Quarter     Quarter    Quarter      1996        1995

NET INTEREST INCOME - TAXABLE
EQUIVALENT (thousands)
Interest income:
 Loans ................................. $2,511,658   $632,389   $619,722   $629,348     $630,199   $605,468 $1,252,111  $1,176,802
Investment securities ..................    635,594    154,395    157,631    160,381      163,187    151,695    312,026     281,905
Interest-bearing bank balances .........     27,191      9,258      9,018      8,442          473        105     18,276         206
Federal funds sold and securities
purchased under resale agreements ......     11,674      3,155      3,250      3,310        1,959        763      6,405       1,965
Trading account assets .................     55,651     11,440     12,499     14,413       17,299     16,047     23,939      28,614
  Total ................................  3,241,768    810,637    802,120    815,894      813,117    774,078  1,612,757   1,489,492

Interest expense:
Interest-bearing demand ................     53,822     10,916     12,669     15,392       14,845     14,412     23,585      28,779
Savings and money market savings .......    258,068     64,932     64,980     65,731       62,425     61,595    129,912     112,173
Savings certificates ...................    381,798     91,685     91,467     98,647       99,999     96,773    183,152     171,643
Large denomination certificates ........    144,204     32,863     39,634     43,028       28,679     20,226     72,497      40,237
Time deposits in foreign offices .......     49,000     11,033     13,101     13,567       11,299      9,503     24,134      17,010
Short-term borrowed funds ..............    459,552    110,030    110,390    109,721      129,411    119,486    220,420     227,875
Long-term debt .........................    321,897     90,013     81,087     78,538       72,259     70,975    171,100     137,849
  Total ................................  1,668,341    411,472    413,328    424,624      418,917    392,970    824,800     735,566

Net interest income .................... $1,573,427 $  399,165 $  388,792 $  391,270     $394,200   $381,108   $787,957   $ 753,926

Annualized net yield on
interest-earning assets ................       4.02%      3.99%      3.95%     4.01%        4.11%      4.19%       3.97%       4.27%

AVERAGE BALANCES (millions)
Assets:
 Loans - net of unearned income ........$   28,943    $ 30,004  $  29,218   $28,470    $  28,097     27,203 $   29,611   $   26,714
Investment securities ..................     8,729       8,668      8,795     8,676        8,778      8,276      8,732        7,946
Interest-bearing bank balances .........       340         462        456       421           23          6        459            6
Federal funds sold and securities
purchased under resale agreements ......       208         232        241       225          133         51         236          64
Trading account assets .................       923         825        897       916        1,054        955         861         844
 Total interest-earning assets .........    39,143      40,191     39,607    38,708       38,085     36,491      39,899      35,574
 Cash and due from banks ...............     2,555       2,521      2,612     2,556        2,530      2,491       2,567       2,497
 Premises and equipment ................       615         643        633       606          578        563         638         555
 Other assets ..........................     1,842       1,931      1,802     1,909        1,725      1,724       1,866       1,692
 Unrealized gains (losses) on securities
 available-for-sale ....................       108          74        188       104           65         15         131         (17)
 Allowance for loan losses .............      (407)       (404)      (407)     (406)        (410)      (408)       (405)       (407)

    Total assets .......................  $ 43,856     $44,956    $44,435   $43,477      $42,573    $40,876     $44,696     $39,894
Liabilities and shareholders' equity:
  Interest-bearing demand ..............  $  3,284     $ 3,272    $ 3,314   $ 3,317      $ 3,231     $3,218     $ 3,293    $  3,253
 Savings and money market savings ......     7,114       7,505      7,285     6,985        6,689      6,415       7,395       6,238
 Savings certificates ..................     6,555       6,487      6,401     6,631        6,698      6,712       6,444       6,317
 Large denomination certificates .......     2,408       2,222      2,675     2,797        1,939      1,407       2,448       1,455
 Time deposits in foreign offices ......       902         849        991       975          795        636         920         611
 Short-term borrowed funds .............     8,049       8,216      8,055     7,332        8,593      7,869       8,136       7,631
 Long-term debt ........................     5,418       6,129      5,487     5,213        4,851      4,863       5,808       4,769
  Total interest-bearing liabilities ...    33,730      34,680     34,208    33,250       32,796     31,120      34,444      30,274
Demand deposits in domestic offices ....     5,333       5,419      5,365     5,349        5,199      5,316       5,392       5,296
Demand deposits in foreign offices .....         5           2          4         7            8          7           3           6
 Noninterest-bearing time deposits in
 domestic offices ......................         4           5          3         5            5         10           4          15
Other liabilities ......................     1,192       1,206      1,168     1,290        1,102      1,078       1,187       1,004
Shareholders' equity ...................     3,592       3,644      3,687     3,576        3,463      3,345       3,666       3,299
   Total liabilities and
    shareholders' equity ...............  $ 43,856     $44,956    $44,435   $43,477      $42,573    $40,876      $44,696    $39,894

 Total deposits ........................  $ 25,605    $ 25,761    $26,038   $26,066      $24,564    $23,721      $25,899    $23,191

first half with underlying growth masked by the corporation's securitization of $500 million in credit card receivables in the last quarter of 1995. At June 30, 1996, managed credit card outstandings were $4.805 billion, including $625 million in net securitized loans, versus $4.161 billion in outstandings one year earlier, including $125 million in net securitized loans.

    Period-end loans by category at June 30, 1996 and the preceding four quarters are presented in the following table.



                                                                   June 30       March 31     Dec. 31       Sept. 30       June 30
$ IN THOUSANDS                                                      1996          1996          1995          1995           1995

Commercial ...................................................   $10,280,931   $10,077,465   $ 9,753,450   $ 9,732,697   $ 9,899,670
Tax-exempt ...................................................     2,047,475     2,135,806     2,238,538     2,180,577     1,937,502
  Total commercial ...........................................    12,328,406    12,213,271    11,991,988    11,913,274    11,837,172
Direct retail ................................................       767,154       730,804       755,375       730,523       734,349
Indirect retail ..............................................     2,582,142     2,612,568     2,543,771     2,516,627     2,449,010
Credit card ..................................................     4,180,440     3,967,603     3,917,997     4,115,406     4,035,610
Other revolving credit .......................................       358,636       349,897       353,727       350,918       345,197
  Total retail ...............................................     7,888,372     7,660,872     7,570,870     7,713,474     7,564,166
Construction .................................................       808,866       731,630       745,776       750,919       675,237
Commercial mortgages .........................................     4,130,537     3,982,332     3,855,095     3,724,937     3,672,602
Residential mortgages ........................................     4,405,219     4,256,396     4,213,556     4,165,402     3,987,349
  Total real estate ..........................................     9,344,622     8,970,358     8,814,427     8,641,258     8,335,188
Lease financing ..............................................       644,087       583,403       493,756       421,878       199,781
Foreign ......................................................       467,154       441,087       390,112       322,368       314,752
   Total loans ...............................................   $30,672,641   $29,868,991   $29,261,153   $29,012,252   $28,251,059


    Investment securities increased $392 million or 4.7 percent for the second quarter and $786 million or 9.9 percent year to date but were modestly lower from the first quarter. Gains from year-earlier periods reflected higher levels of available-for-sale securities, with increases occurring both in U.S. government and agency securities and in mortgage backed securities. In the fourth quarter of 1995, the corporation reclassified held-to-maturity securities with a book value of $2.720 billion to available-for-sale securities, primarily contributing to the rise in available-for-sale securities. The corporation made the one-time reclassification following issuance by the Financial Accounting Standards Board of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." At June 30, 1996, securities available-for-sale totaled $7.171 billion and securities held-to-maturity were $1.482 billion.


$ IN THOUSANDS
Securities available-for-sale at market value:
U.S. Government and agency............................  $  5,436,835
Mortgage backed securities............................     1,618,649
Other.................................................       115,768

Total securities available-for-sale.............           7,171,252

Securities held-to-maturity:
Mortgage backed securities............................     1,204,366
State and municipal...................................       276,001
Other.................................................         1,664
 Total securities held-to-maturity....................     1,482,031

Total investment securities ...........................   $8,653,283

Securities held-to-maturity had a market value of $1.540 billion at June 30, 1996, representing a $58 million appreciation over book value. Securities available-for-sale marked to fair market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115), had an unrealized gain of $39.651 million, pretax, and $24.066 million, net of tax, on the same

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - SECOND QUARTER*       TABLE 5



                                                                                                                     Variance
    Average    Volume  Average Rate                                              Interest                         Attributable to
     1996       1995   1996   1995                                             1996     1995       Variance       Rate      Volume
                                                                                                  (Thousands)
   (Millions)                       INTEREST INCOME
                                    Loans:
$   9,935 $     9,247   6.97  7.60  Commercial . . . . . . . . . . . . . $ 172,156  $ 175,296    $  (3,140)   ($ 15,315) $ 12,175
    2,080       1,775   8.95  9.73  Tax-exempt . . . . . . . . . . . . .    46,281     43,061        3,220       (3,651)    6,871
   12,015      11,022   7.31  7.95  Total commercial. . . . . . . . . . .  218,437    218,357           80      (18,418)   18,498
      759         730   9.43  9.31  Direct retail. . . . . . . . . . . .    17,786     16,940          846          207       639
    2,583       2,398   8.15  8.26  Indirect retail . . . . . . . . . . .   52,322     49,370        2,952         (680)    3,632
    4,045       3,993  11.72 12.52  Credit card. . . . . . . . . . . . .   117,902    124,603       (6,701)      (8,247)    1,546
      354         342  12.13 12.75  Other revolving credit. . . . . . . .   10,688     10,853         (165)        (553)      388
    7,741       7,463  10.32 10.84  Total retail . . . . . . . . . . . .   198,698    201,766       (3,068)     (10,145)    7,077
      753         602   9.44 10.04  Construction . . . . . . . . . . . .    17,655     15,060        2,595         (944)    3,539
    4,073       3,664   8.33  8.71  Commercial mortgages. . . . . . . . .   84,366     79,566        4,800       (3,614)    8,414
    4,339       3,960   8.45  8.23  Residential mortgages . . . . . . . .   91,124     81,246        9,878        2,138     7,740
    9,165       8,226   8.48  8.58  Total real estate. . . . . . . . . .   193,145    175,872       17,273       (2,099)   19,372
      616         200   9.12  8.03  Lease financing. . . . . . . . . . .    13,974      4,013        9,961          606     9,355
      467         292   7.01  7.51  Foreign . . . . . . . . . . . . . . .    8,135      5,460        2,675         (384)    3,059
   30,004      27,203   8.48  8.93  Total loans. . . . . . . . . . . . .   632,389    605,468       26,921      (31,888)   58,809
                                    Investment securities:
                                    Held-to-maturity:
        -       2,491      -  6.79  U.S. Government and agency. . . .  . .      -      42,167      (42,167)           -   (42,167)
    1,215       1,506   8.13  8.09  Mortgage backed securities. . . . . . . 24,555     30,373       (5,818)         146    (5,964)
      284         458  11.32 11.98  State and municipal. . . . . . . . . .   7,979     13,702       (5,723)        (715)   (5,008)
        2          15   7.28  6.26  Other. . . . . . . . . . . . . . . . ..     42        236         (194)          33      (227)
    1,501       4,470   8.73  7.76  Total securities held-to-maturity . . . 32,576     86,478      (53,902)       9,569   (63,471)
                                    Available-for-sale:**
    5,417       2,769   6.80  7.01  U.S. Government and agency. . . . . . . 91,596     48,371       43,225       (1,482)   44,707
    1,627         800   7.03  6.58  Mortgage backed securities. . . . . .   28,426     13,120       15,306          938    14,368
      123         237   5.87  6.29  Other. . . . . . . . . . . . . . . . ..  1,797      3,726       (1,929)        (233)   (1,696)
    7,167       3,806   6.84  6.87  Total securities available-for-sale . .121,819     65,217       56,602         (285)   56,887
    8,668       8,276   7.16  7.35  Total investment securities. . . . . . 154,395    151,695        2,700       (4,091)    6,791
      462           6   8.06  7.33  Interest-bearing bank balances. . . . .  9,258        105        9,153           11     9,142
                                    Federal funds sold and
                                     securities purchased under
     232          51    5.47  6.02   resale agreements. . . . . . . . . .    3,155        763        2,392         (75)    2,467
     825         955    5.58  6.74  Trading account assets . . . . . . . .  11,440     16,047       (4,607)     (2,560)   (2,047)
 $40,191     $36,491    8.11  8.51  Total interest-earning assets. . . . . 810,637    774,078       36,559     (37,856)   74,415

                                    INTEREST EXPENSE
 $ 3,272     $ 3,218    1.34  1.80  Interest-bearing demand. . . . . . . .  10,916     14,412       (3,496)     (3,730)      234
   7,505       6,415    3.48  3.85  Savings and money market savings. . .   64,932     61,595        3,337      (6,312)    9,649
   6,487       6,712    5.68  5.78  Savings certificates. . . . . . . . . . 91,685     96,773       (5,088)     (1,720)   (3,368)
   2,222       1,407    5.95  5.76  Large denomination certificates. . . .  32,863     20,226       12,637         674    11,963
                                    Total time deposits in
  19,486      17,752    4.14  4.36    domestic offices . . . . . . . . . . 200,396    193,006        7,390     (10,248)   17,638
     849         636    5.23  5.99  Time deposits in foreign offices . . .  11,033      9,503        1,530      (1,316)    2,846
  20,335      18,388    4.18  4.42  Total time deposits. . . . . . . . . . 211,429    202,509        8,920     (11,431)   20,351
                                    Federal funds purchased and
                                      securities sold under
   6,465      5,230     5.40  6.10    repurchase agreements . . . . . . . . 86,863     79,571        7,292      (9,830)   17,122
     556        480     4.87  5.72  Commercial paper. . . . . . . . . . . .  6,737      6,834          (97)     (1,091)      994
   1,195      2,159     5.53  6.15  Other short-term borrowed funds . . . . 16,430     33,081      (16,651)     (3,042)  (13,609)
                                    Total short-term
   8,216      7,869     5.39  6.09    borrowed funds . . . . . . . . . . . 110,030    119,486       (9,456)    (14,415)    4,959
   4,799      3,962     5.72  5.64  Bank notes . . . . . . . . . . . . . .  68,258     55,747       12,511         779    11,732

  1,330         901     6.58  6.78  Other long-term debt . . . . . . . . .  21,755     15,228        6,527        (461)    6,988
  6,129       4,863     5.91  5.85  Total long-term debt. . . . . . . . . . 90,013     70,975       19,038         713    18,325
$34,680     $31,120     4.77  5.06  Total interest-bearing liabilities . . 411,472    392,970       18,502     (23,645)   42,147

                        3.34  3.45  Interest rate spread
                                    Net yield on interest-earning assets
                        3.99  4.19    and net interest income . . . . . . $399,165   $381,108      $18,057     (18,817)    36,874



 *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense

**Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $74 million in 1996 and $15 million in 1995

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - SIX MONTHS*           TABLE 6


                                                                                                           Variance
 Average     Volume  Average Rate                                             Interest                   Attributable to
 1996         1995     1996  1995                                           1996    1995    Variance     Rate       Volume
     (Millions)                    INTEREST INCOME                                          (Thousands)
                                   Loans:
 $  9,772  $  8,971   7.05  7.58   Commercial . . . . . . . . . . . . . $ 342,373 $ 337,379   $ 4,994   ($23,954)  $  28,948
    2,114     1,772   8.95  9.69   Tax-exempt  . . . . . . . . . . . . .   94,110    85,138     8,972     (6,594)     15,566
   11,886    10,743   7.38  7.93   Total commercial  . . . . . . . . . .  436,483   422,517    13,966    (29,150)     43,116
      746       731   9.39  9.10   Direct retail . . . . . . . . . . . . . 34,854    33,015     1,839      1,163         676
    2,585     2,375   8.21  8.12   Indirect retail . . . . . . . . . . .  105,515    95,677     9,838      1,288       8,550
    4,002     3,974  11.65 12.40   Credit card . . . . . . . . . . . . .  231,758   244,400   (12,642)   (14,362)      1,720
      354       341  12.25 12.64   Other revolving credit . . . . . . .    21,545    21,379       166       (620)        786
    7,687     7,421  10.30 10.72   Total retail . . . . . . . . . . . .   393,672   394,471      (799)   (14,658)     13,859
      723       567   9.32  9.86   Construction  . . . . . . . . . . . .   33,503    27,731     5,772     (1,509)      7,281
    4,018     3,608   8.32  8.67   Commercial mortgages . . . . . . . .   166,173   155,154    11,019     (6,097)     17,116
    4,285     3,906   8.46  8.20   Residential mortgages . . . . . . . .  180,328   158,900    21,428      5,613      15,815
    9,026     8,081   8.47  8.53   Total real estate . . . . . . . . . .  380,004   341,785    38,219     (1,557)     39,776
      573       196   9.33  7.99   Lease financing  . . . . . . . . . .    26,588     7,754    18,834      1,532      17,302
      439       273   7.05  7.61   Foreign . . . . . . . . . . . . . . . . 15,364    10,275     5,089       (777)      5,866
   29,611    26,714   8.50  8.88   Total loans . . . . . . . . . . . . .1,252,111 1,176,802    75,309    (48,558)    123,867
                                   Investment securities:
                                   Held-to-maturity:
        -     2,492      -  6.84   U.S. Government and agency . . .             -    84,504   (84,504)        -      (84,504)
    1,242     1,378   8.09  8.06   Mortgage backed securities . . . . .    49,997    55,097    (5,100)       378      (5,478)
      296       482  11.23 12.10   State and municipal . . . . . . . . .   16,517    28,910   (12,393)    (1,885)    (10,508)
        2        15   8.58  6.15   Other  . . . . . . . . . . . . . . .        99       451      (352)       131        (483)
    1,540     4,367   8.70  7.80   Total securities held-to-maturity . . . 66,613   168,962  (102,349)    17,896    (120,245)
                                   Available-for-sale:**
    5,485     2,546   6.83  6.54   U.S. Government and agency . . .  .    186,386    82,590   103,796      4,116      99,680
    1,563       793   7.05  5.79   Mortgage backed securities . . . . . . .54,766    22,742    32,024      5,943      26,081
      144       240   5.96  6.40   Other  . . . . . . . . . . . . . . .     4,261     7,611    (3,350)      (476)     (2,874)
    7,192     3,579   6.86  6.36   Total securities available-for-sale    245,413   112,943   132,470      9,868     122,602
    8,732     7,946   7.19  7.15   Total investment securities . . . . .  312,026   281,905    30,121      2,034      28,087
      459         6   8.00  7.25   Interest-bearing bank balances  . . . . 18,276       206    18,070         25      18,045
                                   Federal funds sold and
                                     securities purchased under
      236        64   5.45  6.20     resale agreements  . . . . . . . . .   6,405     1,965     4,440       (257)      4,697
      861       844   5.59  6.83   Trading account assets  . . . . . . . . 23,939    28,614    (4,675)    (5,235)        560
  $39,899   $35,574   8.13  8.44   Total interest-earning assets . . .  1,612,757 1,489,492   123,265    (52,966)    176,231

                                   INTEREST EXPENSE
 $  3,293  $  3,253   1.44  1.78   Interest-bearing demand  . . . . . .  . 23,585    28,779    (5,194)    (5,543)        349
    7,395     6,238   3.53  3.63   Savings and money market savings . .   129,912   112,173    17,739     (2,637)     20,376
    6,444     6,317   5.72  5.48   Savings certificates. . . . . . . . .  183,152   171,643    11,509      7,995       3,514
    2,448     1,455   5.96  5.58   Large denomination certificates . . ..  72,497    40,237    32,260      3,024      29,236
                                   Total time deposits in
   19,580    17,263   4.20  4.12    domestic offices . . . . . . . . . . .409,146   352,832    56,314      8,035      48,279
      920       611   5.28  5.61   Time deposits in foreign offices . .  . 24,134    17,010     7,124     (1,017)      8,141
   20,500    17,874   4.25  4.17   Total time deposits . . . . . . . . .. 433,280   369,842    63,438      8,083      55,355
                                   Federal funds purchased and
                                    securities sold under
    6,213     5,343   5.48  6.03    repurchase agreements . . . . . . . . 169,164   159,727     9,437    (15,070)     24,507
      555       449   4.90  5.62   Commercial paper  . . . . . . . . . ..  13,527    12,528       999     (1,708)      2,707
    1,368     1,839   5.55  6.10   Other short-term borrowed funds . . .   37,729    55,620   (17,891)    (4,607)    (13,284)
                                   Total short-term
    8,136     7,631   5.45  6.02     borrowed funds . . . . . . . . . . . 220,420   227,875    (7,455)   (21,973)     14,518
    4,477     3,900   5.72  5.60   Bank notes . . . . . . . . . . . . . . 127,416   108,337    19,079      2,734      16,345
    1,331       869   6.60  6.85   Other long-term debt . . . . . . . . .  43,684    29,512    14,172     (1,032)     15,204
    5,808     4,769   5.92  5.83   Total long-term debt . . . . . . . .   171,100   137,849    33,251      2,700      30,551
  $34,444   $30,274   4.82  4.90   Total interest-bearing liabilities . . 824,800   735,566    89,234    (10,770)    100,004

                      3.31  3.54   Interest rate spread

                                   Net yield on interest-earning assets
                      3.97  4.27   and net interest income . . . . . . . $787,957  $753,926   $34,031    (53,636)     87,667


 * Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense

** Volume amounts are reported at amortized cost; excludes pretax unrealized gains (losses) of $131 million in 1996 and ($17) million in 1995 date. Average securities available-for-sale had an unrealized gain of $74.087 million, pretax, and $44.957 million, net of tax, for the second period and $130.859 million, pretax, and $79.672 million, net of tax, for the first half of 1996.

    Interest expense rose $18.502 million or 4.7 percent for the quarter and $89.234 million or 12.1 percent year to date. Higher levels of interest-bearing liabilities accounted for the increases in both periods which were moderated by a lower average rate paid, primarily in the second quarter. Average interest-bearing liabilities were up $3.560 billion or 11.4 percent for the second period and $4.170 billion or 13.8 percent for the first six months, while the average rate paid declined 29 basis points and 8 basis points, respectively. Compared with the first three months of 1996, interest expense in the second quarter decreased $1.856 million or under 1 percent, reflecting a 9 basis point drop in the average rate paid. Average interest-bearing liabilities were higher by $472 million or 1.4 percent from the first quarter.

    Interest-bearing time deposits increased $1.947 billion or 10.6 percent for the second period and $2.626 billion or 14.7 percent year to date. Growth in both periods occurred primarily in savings and money market savings and in large denomination certificates, with Wachovia's Premiere account, a federally insured savings account offering money market rates, responsible for most of the gains in savings and money market savings. Interest-bearing time deposits were lower by $331 million or 1.6 percent compared with the first quarter of 1996, primarily due to some runoff in large denomination certificates.

    Short-term borrowings rose $347 million or 4.4 percent for the quarter and $505 million or 6.6 percent for the first six months, reflecting higher levels primarily of federal funds purchased and securities sold under repurchase agreements. Commercial paper borrowings also expanded in both periods, while funding from other short-term borrowings, largely short-term bank notes, was reduced. Short-term borrowings were up $161 million or 2 percent from the first quarter.

    Short-term bank notes are part of Wachovia Bank of North Carolina's $16 billion bank note program, consisting of short- and medium-term bank notes. Originally offered to domestic investors only, the bank note program was replaced in April with a global note program as part of the corporation's long-term funding strategy. At June 30, 1996, short-term bank notes totaled $698 million with an average cost of 5.32 percent and an average maturity of 10 days versus $1.907 billion in outstandings with an average cost of 6.07 percent and an average maturity of 2.2 months one year earlier. Medium-term bank notes, classified in long-term debt, were $4.963 billion at second-quarter close 1996 and had an average cost of 5.62 percent and an average maturity of 1.2 years. Comparable amounts a year earlier were $3.979 billion in outstandings with an average cost of 5.54 percent and an average maturity of 1.5 years. Included in the $4.963 billion of medium-term bank notes at June 30, 1996 were $500 million of five-year floating rate bank notes issued in Europe in May. The notes were priced to yield three-month LIBOR plus 4 basis points to the investor and were rated Aa2 by Moody's and AA+ by Standard & Poor's.

    Long-term debt was higher by $1.266 billion or 26 percent for the second quarter and $1.039 billion or 21.8 percent year to date with increases occurring in both medium-term bank notes and in other long-term debt. Included in other long-term debt is $250 million in 30-year subordinated debentures with a 10-year put option issued in the fourth quarter of 1995. Compared with the first three months of 1996, long-term debt rose $642 million or 11.7 percent, reflecting expansion of medium-term bank notes.

    Gross deposits averaged $25.761 billion for the second period of 1996, up $2.040 billion or 8.6 percent from a year earlier, and $25.899 billion for the first half, higher by $2.708 billion or 11.7 percent. Collected deposits, net of float, averaged $23.953 billion for the quarter and $24.075 billion year to date, an increase of $1.968 billion or 8.9 percent and $2.606 billion or 12.1 percent, respectively, from the same periods in 1995.

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

    The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of June 30, 1996, the model indicated the impact of a 200 basis point gradual rise in rates over 12 months would approximate a .1 percent decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a .05 percent increase from an unchanged rate environment.

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

    Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At June 30, 1996, the corporation had $1.523 billion notional amount of derivatives outstanding for asset and liability management purposes, all of which represent interest rate swaps. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing all transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counter-party on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.

    The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $11 million at June 30, 1996. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $19 million on the same date. Fair value details and additional asset and liability derivative information are included in the accompanying tables.


  Estimated Fair Value of Asset and Liability Management Derivatives by Purpose









                                                                              June 30, 1996                  June 30, 1995
                                                        Notional   Fair Value Fair Value  Net Fair Value  Notional  Net Fair Value
$ IN MILLIONS                                            Value       Gains    (Losses)    Gains (Losses)    Value   Gains (Losses)
Convert floating rate liabilities to fixed:
  Swaps-pay fixed/receive floating.................      $   109  $     1     $     (2)      $   (1)         $    127     $    (3)
  Caps purchased-pay fixed/receive floating........            -        -            -            -                15           -

Convert fixed rate assets to floating:
  Swaps-pay fixed/receive floating.................          384        -           (4)          (4)              140          (1)
  Forward starting swaps-pay fixed/receive floating           39        -           (2)          (2)              284          (4)

Convert fixed rate liabilities to floating:
  Swaps-receive fixed/pay floating.................          300        1          (11)         (10)              200          (2)

Convert term liabilities with quarterly
  rate resets to monthly:
  Swaps-receive floating/pay floating..............          300        -            -            -                 -           -

Convert floating rate assets to fixed:
  Swaps-receive fixed/pay floating.................          116        -            -            -               219           -
  Index amortizing swaps-receive fixed/pay floating          275        9            -            9               410          13
     Total derivatives ............................       $1,523      $11         ($19)       $  (8)           $1,395      $    3



        Maturity Schedule of Asset and Liability Management Derivatives
                                 June 30, 1996



                                           Within                                                Over                    Average
                                            One         Two     Three        Four      Five      Five                    Life
$ IN MILLIONS                               Year       Years     Years       Years    Years      Years       Total       (Years)
Interest rate swaps:
 Pay fixed/receive floating:
   Notional amount ......................$   394    $    12    $    17    $    20    $     6    $    44    $     493       1.32
  Weighted average rates received .......   4.50%      5.58%      5.63%      5.58%      5.93%      5.56%        4.72%
  Weighted average rates paid ...........   7.48       6.04       6.95       6.79       9.08       7.78         7.44

 Receive fixed/pay floating:
   Notional amount ......................$     8    $   101    $     2    $   101    $   102    $   102    $     416       5.58
  Weighted average rates received .......   9.11%      6.78%     10.53       7.76%      6.47%      6.37%        6.91%
  Weighted average rates paid ...........   8.25       5.52       8.25       5.51       5.56       5.92         5.69

 Receive floating/pay floating:
  Notional amount .......................    --         --         --         --     $   300         --        $ 300       4.93
 Weighted average rates received ........    --         --         --         --        5.48%        --         5.48%
 Weighted average rates paid ............    --         --         --         --        5.39         --         5.39

Index amortizing swaps:*
 Receive fixed/pay floating:
   Notional amount ......................$    26    $   119    $    83    $    21    $    26         --      $   275      1.82
  Weighted average rates received .......   7.39%      8.10%      8.44%      8.42%      7.88%        --         8.14%
  Weighted average rates paid ...........   5.25       5.28       5.43       5.42       5.18         --         5.32

Total interest rate swaps:
 Notional amount ........................$   428    $   232    $   102    $   142    $   434    $   146    $   1,484       3.34
 Weighted average rates received ........   4.76%      7.40%      8.04%      7.56%      5.86%      6.12%        6.12%
 Weighted average rates paid ............   7.36       5.43       5.73       5.68       5.46       6.48         6.15

Forward starting interest rate swaps:
 Notional amount ........................    --         --         --         --         --      $    39    $      39       7.77
 Weighted average rates received ........    --         --         --         --         --         8.03%        8.03%

   Total derivatives (notional amount) ..$   428    $   232    $   102    $   142    $   434    $   185     $   1,523       3.45

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

NONPERFORMING ASSETS

    At June 30, 1996, nonperforming assets were $72.645 million or .24 percent of period-end loans and foreclosed property. The total decreased $3.995 million or 5.2 percent from one year earlier and was down $4.907 million or 6.3 percent from March 31, 1996. Decreases from both periods reflected lower levels of both nonperforming loans and foreclosed properties.

    Included in the June 30, 1996 total were real estate nonperforming assets of $57.897 million or .62 percent of real estate loans and foreclosed real estate versus $53.558 million or .64 percent one year earlier and $63.937 million or
 .71 percent at March 31, 1996. Real estate nonperforming loans were $45.391 million at the end of the 1996 second quarter, $37.783 million one year earlier and $49.547 million at March 31, 1996.

    Commercial real estate nonperforming assets were $34.498 million or .70 percent of related loans and foreclosed real estate compared with $29.837 million or .69 percent at June 30, 1995 and $33.370 million or .71 percent at the end of the first quarter. Included in these totals were commercial real estate nonperforming loans of $27.392 million at June 30, 1996, $23.721 million one year earlier and $29.815 million at March 31, 1996.




NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                    TABLE 7
(thousands)



                                                     June 30    March 31   Dec. 31  Sept. 30  June 30
                                                      1996        1996      1995     1995     1995

 NONPERFORMING ASSETS
 Cash-basis assets - domestic borrowers . . . . .    $55,219*    $57,867   $53,547  $57,524  $57,918
Restructured loans - domestic . . . . . . . . . . . .    -**          -         -        -        -
  Total nonperforming loans. . . . . . . . . . . .    55,219      57,867    53,547   57,524   57,918
 Foreclosed property:
 Foreclosed real estate . . . . . . . . . . . . . .   15,162      17,209    14,468   16,651   18,859
 Less valuation allowance . . . . . . . . . . . . .    2,656       2,819     2,863    2,980    3,084
 Other foreclosed assets. . . . . . . . . . . . . .    4,920       5,295     4,212    4,254    2,947
  Total foreclosed property. . . . . . . . . . . . .  17,426      19,685    15,817   17,925   18,722



  Total nonperforming assets . . . . . . . . . . . .  $72,645*** $77,552   $69,364  $75,449  $76,640

Nonperforming loans to period-end loans . . . . . . .     .18%       .19%      .18%    .20%     .21%
Nonperforming assets to period-end loans and
  foreclosed property . . . . . . . . . . . . . . . .     .24        .26       .24     .26       .27

Period-end allowance for loan losses times
  nonperforming loans . . . . . . . . . . . . . . . .    7.41X      7.07x    7.63x   7.10x     7.06x
Period-end allowance for loan losses times
  nonperforming assets. . . . . . . . . . . . . . . .     5.63      5.27     5.89    5.42      5.33

 CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)
 Domestic borrowers . . . . . . . . . . . . . . . . .  $63,317   $57,415  $48,970  $47,058  $49,004



  *Includes $9,374 of loans which have been defined as impaired per FASB
   Statement No. 114, Accounting for Impairment of a Loan
 **Excludes $199 of loans which have been renegotiated at market rates and have been reclassified to performing status
***Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $19,923; includes $2,698 of nonperforming assets on which interest and principal are paid current


PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses was $34.404 million for the second quarter and $61.738 million for the first six months, up $5.752 million or 20.1 percent and $11.298 million or 22.4 percent, respectively, from the same periods in 1995 and was higher by $7.070 million or 25.9 percent from the first quarter of 1996. The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to a deterioration in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions, historical credit loss experience and changes in borrowers' financial positions.

     Net loan losses were $34.327 million or .46 percent annualized of average loans for the quarter, up $5.808 million or 20.4 percent from $28.519 million or .42 percent of average loans a year earlier. For the first half of 1996, net loan losses totaled $61.541 million or .42 percent annualized of average loans, an increase of $13.602 million or 28.4 percent from $47.939 million or
 .36 percent in the same period of 1995. Higher consumer loan losses, primarily credit cards, accounted for the increases in both periods. Compared



ALLOWANCE FOR LOAN LOSSES (thousands)                                    TABLE 8


                                                         1996                     1995                   Six Months Ended
                                                   Second     First      Fourth      Third     Second         June 30
                                                   Quarter   Quarter     Quarter    Quarter    Quarter     1996       1995
 SUMMARY OF TRANSACTIONS
 Balance at beginning of period ................  $408,928   $408,808   $408,684   $408,633   $408,500   $408,808   $406,132
Additions from acquisitions ....................       200       --         --         --         --          200       --
Provision for loan losses ......................    34,404     27,334     30,172     23,179     28,652     61,738     50,440
 Deduct net loan losses:
  Loans charged off:
 Commercial ....................................       324         65      1,662        431      1,872        389      2,190
  Credit card ..................................    36,343     31,902     29,292     27,424     23,829     68,245     45,260
 Other revolving credit ........................     1,346      1,092      1,239      1,202      1,058      2,438      1,863
 Other retail ..................................     4,840      5,495      4,747      3,609      3,528     10,335      6,940
 Real estate ...................................     1,371        134      1,332        526      5,499      1,505      5,890
 Lease financing ...............................       235        377         56         99        636        612        737
 Foreign .......................................      --         --         --          --          --        --         --
  Total ........................................    44,459     39,065     38,328     33,291     36,422     83,524     62,880
  Recoveries:
 Commercial ....................................     1,198        860        894      2,561      1,400      2,058      2,095
 Credit card ...................................     4,599      4,024      3,365      3,207      3,186      8,623      6,389
 Other revolving credit ........................       290        283        278        273        267        573        589
 Other retail ..................................     1,138      1,052        913      1,056        972      2,190      1,991
 Real estate ...................................     2,866      5,578      2,804      3,021      2,037      8,444      3,798
 Lease financing ...............................        41         54         26         45         41         95         71
 Foreign .......................................      --         --         --           --         --         --          8
  Total ........................................    10,132     11,851      8,280     10,163      7,903     21,983     14,941
 Net loan losses ...............................    34,327     27,214     30,048     23,128     28,519     61,541     47,939
 Balance at end of period*   ...................  $409,205   $408,928   $408,808   $408,684   $408,633   $409,205   $408,633

 NET LOAN LOSSES (RECOVERIES) BY CATEGORY
 Commercial ....................................  $   (874)  $   (795)  $    768   $ (2,130)  $    472   $ (1,669)  $     95
Credit card ....................................    31,744     27,878     25,927     24,217     20,643     59,622     38,871
Other revolving credit .........................     1,056        809        961        929        791      1,865      1,274
Other retail ...................................     3,702      4,443      3,834      2,553      2,556      8,145      4,949
Real estate ....................................    (1,495)    (5,444)    (1,472)    (2,495)     3,462     (6,939)     2,092
Lease financing ................................       194        323         30         54        595        517        666
Foreign ........................................         -          -          -          -          -          -         (8)
   Total .......................................  $ 34,327   $ 27,214   $ 30,048     23,128     28,519     61,541     47,939

 Net loan losses - excluding credit cards.......  $  2,583   $  (664)   $  4,121   $ (1,089)  $  7,876   $  1,919   $  9,068

 ANNUALIZED NET LOAN LOSSES (RECOVERIES)
 TO AVERAGE LOANS BY CATEGORY
Commercial......................................    (.03%)     (.03%)       .03%     (.07%)       .02%     (.03%)         -%
Credit card ....................................     3.14       2.82        2.73      2.38        2.07      2.98        1.96
Other revolving credit .........................     1.19        .92        1.10      1.08         .93      1.05         .75
Other retail ...................................      .44        .54         .47       .32         .33       .49         .32
Real estate ....................................     (.07)      (.25)       (.07)     (.12)        .17      (.15)        .05
Lease financing ................................      .13        .24         .03       .09        1.19       .18         .68
Foreign ........................................        -          -           -         -           -         -        (.01)
Total loans ....................................      .46        .37         .42       .33         .42       .42         .36

Total loans - excluding credit cards ...........      .04       (.01)        .07      (.02)        .14       .01         .08

Period-end allowance to outstanding loans.....       1.33       1.37        1.40      1.41        1.45      1.33        1.45

*Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for Impairment of a Loan," of $791 at June 30, 1996, $883 at March 31, 1996, $916 at December 31, 1995,
 $916 at September 30, 1995 and $0 at June 30, 1995 with the first three months of 1996, net charge-offs in the second quarter were up $7.113 million or 26.1 percent, reflecting increased credit card losses and a combination of higher charge-offs and lower recoveries in real estate loans. Excluding credit cards, the loan portfolio had net losses of $2.583 million or .04 percent annualized of average loans for the quarter and $1.919 million or .01 percent year to date versus $7.876 million or
 .14 percent and $9.068 million or .08 percent in the same respective periods of 1995 and net recoveries of $664 thousand or .01 percent in the first three months of 1996.

    Credit card net loan losses for the quarter were $31.744 million or 3.14 percent annualized of average credit card receivables, up $11.101 million or
53.8 percent from a year earlier. For the first half, credit card net charge-offs totaled $59.622 million or 2.98 percent of average related outstandings, an increase of $20.751 million or 53.4 percent from the same period in 1995. Real estate loans had net recoveries of $1.495 million or .07 percent of average outstandings for the second period and $6.939 million or .15 percent year to date versus net loan losses of $3.462 million or .17 percent and $2.092 million or .05 percent, respectively, in 1995.

    Selected data on the corporation's managed credit card portfolio, which includes securitized loans, is presented in the following table.



                            Managed Credit Card Data



                                                 1996                        1995                       Six Months Ended
                                          Second      First      Fourth      Third         Second           June 30
$ IN THOUSANDS                            Quarter     Quarter     Quarter    Quarter      Quarter      1996         1995

Average credit card outstandings . .   $4,670,000  $4,583,000  $4,286,000  $4,189,000  $4,118,000  $4,627,000  $4,099,000
Net loan losses. . . . . . . . . . .       36,733      32,359      29,164      24,832      20,955      69,092      39,376
Annualized net loan losses to
 average loans. . . . . . . . . . . .        3.15%       2.82%       2.72%       2.37%       2.04%       2.99%       1.92%
Delinquencies (30 days or more)
 to period-end loans. . . . . . . . .        2.01        2.30        1.93        1.74        1.46        2.01        1.46


     At June 30, 1996, the allowance for loan losses totaled $409.205 million, representing 1.33 percent of period-end loans and 741 percent of nonperforming loans. Comparable amounts were $408.633 million, 1.45 percent and 706 percent, respectively, one year earlier and $408.928 million, 1.37 percent and 707 percent, respectively, at March 31, 1996.


NONINTEREST INCOME


    Total other operating revenue grew $32.291 million or 19.4 percent for the quarter and $59.303 million or 18.3 percent for the first six months. Gains in both periods were led by deposit account service charge revenues, investment fee income and electronic banking, with all categories increasing for both the quarter and first half except mortgage fee income and trading account profits. Included in the $17.774 million of other income for the second period is $9.575 million from the sale of the corporation's bond trustee business to The Bank of New York. Excluding this gain, total other operating revenue rose $22.716 million or 13.7 percent for the quarter and $49.728 million or 15.4 percent year to date and was higher by $4.915 million or 2.7 percent from the first three months of 1996.

    Deposit account service charge revenues increased $8.476 million or 16.2 percent for the second period and $16.193 million or 16 percent for the first half. Gains occurred primarily in overdraft charges, largely reflecting improved collections, and in commercial account analysis fees.

    Investment fee income rose $5.438 million or 100.6 percent for the quarter and $10.490 million or 99.1 percent year to date. Increases reflected growth primarily in mutual fund activity, loan syndications and administrative agent fees, along with higher levels of brokerage commissions.

    Electronic banking revenues, consisting of fees from debit card and ATM usage, grew $3.722 million or 42 percent for the quarter and $5.817 million or
36.1 percent for the first half. Gains were largely due to higher levels of debit card interchange income, as well as to fees for ATM usage by noncustomers.


    Credit card income was up $1.981 million or 6.2 percent for the three months and $5.559 million or 9.1 percent for the first six months. Net revenues received from cardholder payments on securitized loans, higher overlimit charge activity and increased interchange income accounted for the growth in both periods.

    Trust service revenues rose $1.297 million or 3.9 percent for the quarter and $4.761 million or 7.4 percent year to date. Growth occurred in the corporation's proprietary Biltmore mutual funds and in personal trust services, reflecting stronger sales, higher market values for trust assets and increased fee schedules. Corporate trust fees were moderately lower.

    Trading account profits increased modestly for the second period but declined $2.664 million or 22.5 percent for the first half of 1996. Results in both periods primarily reflected unfavorable bond market conditions, driven by concerns over higher interest rates, as well as lower profits in foreign exchange trading.

    Mortgage fee income was down $2.258 million or 34.5 percent for the quarter and $6.311 million or 42.1 percent for the first six months, primarily due to the loss of servicing fee income from the sale of the corporation's mortgage servicing portfolio in June 1995. Declines were offset in part by higher levels of residential mortgage origination fees for both the quarter and first half of 1996.

    Remaining combined categories of total other operating revenue were up $13.545 million or 60.6 percent for the second three months and $25.458 million or 58.3 percent year to date. Insurance premiums and commissions grew $647 thousand or 19.1 percent for the quarter and $1.082 million or 16.2 percent for the first half, while bankers' acceptance and letter of credit fees were higher by $366 thousand or 6.4 percent and $705 thousand or 6.2 percent for the three- and six-month periods, respectively. Other service charges and fees rose $2.361 million or 42 percent for the quarter and $4.556 million or 37.9 percent year to date, primarily due to contractual revenues received for servicing the corporation's securitized loan portfolios. Other income increased $10.171 million or 133.8 percent and $19.115 million or 140.1 percent for the second quarter and first six months, respectively, principally reflecting the gain on the sale of the bond trustee business.

    Including investment securities sales and the sale of the corporation's mortgage servicing portfolio in June 1995, total noninterest income was down $20.717 million or 9.5 percent for the second quarter but was higher by $7.122 million or 1.9 percent year to date. Investment securities sales resulted in a net loss of $219 thousand for the quarter versus a net loss of $26.236 million a year earlier when the corporation sold $1.950 billion of securities available-for-sale at a loss to improve portfolio yields. For the first half of 1996, investment securities sales had a net gain of $479 thousand compared with a net loss of $26.365 million in the same period of 1995.


NONINTEREST INCOME (thousands)                                          TABLE 9



                                                                 1996                      1995                  Six Months Ended
                                                           Second   First         Fourth   Third   Second           June 30
                                                           Quarter  Quarter      Quarter Quarter  Quarter       1996     1995

 Service charges on deposit accounts  . . . . . . . . .  $  60,928 $  56,598   $  55,371 $  52,409 $  52,452   $117,526  $101,333
Fees for trust services . . . . . . . . . . . . . . . .     34,508    34,345      34,689    31,740    33,211     68,853    64,092
Credit card income - net of interchange payments . . .      33,848    32,522      32,291    31,180    31,867     66,370    60,811
Electronic banking . . . . . . . . . . . . . . . . . .      12,582     9,340       9,412     8,962     8,860     21,922    16,105
Investment fee income . . . . . . . . . . . . . . . . .     10,842    10,229       7,682     8,690     5,404     21,071    10,581
Mortgage fee income  . . . . . . . . . . . . . . . . . .     4,289     4,401       4,050     4,269     6,547      8,690    15,001
Trading account profits - excluding interest  . . . . .      5,698     3,452       8,238     5,646     5,608      9,150    11,814
Insurance premiums and commissions  . . . . . . . . . .      4,032     3,748       3,422     3,044     3,385      7,780     6,698
Bankers' acceptance and letter of credit fees  . . . .       6,109     5,898       6,003     5,885     5,743     12,007    11,302
Other service charges and fees . . . . . . . . . . . . .     7,985     8,590       7,054     5,609     5,624     16,575    12,019
Other income  . . . . . . . . . . . . . . . . . . . . . .   17,774    14,982      18,077    12,981     7,603     32,756    13,641
   Total other operating revenue  . . . . . . . . . . . .  198,595   184,105     186,289   170,415   166,304    382,700   323,397
Gain on sale of mortgage servicing portfolio . . . . . . .      -         -           -         -     79,025          -    79,025
Investment securities gains (losses)  . . . . . . . . . .     (219)      698       2,554       317   (26,236)       479   (26,365)
   Total. . . . . . . . . . . . . . . . . . . . .  . . .  $198,376  $184,803    $188,843  $170,732  $219,093   $383,179  $376,057



    NONINTEREST EXPENSE

      Total noninterest expense was up $3.470 million or 1.1 percent for the quarter and $28.683 million or 4.9 percent year to date. Increases in both periods occurred primarily in personnel expense, with combined net occupancy and equipment expense modestly higher and remaining other combined categories of noninterest expense down. Included in noninterest expense for the second quarter of 1995 was $18.100 million related to severance costs for consolidation efforts, higher consulting fees associated with strategic initiatives and charitable contributions. Compared with the first three months of 1996, noninterest expense was higher by $1.842 million or less than 1 percent. Noninterest expense represented 51.9 percent of total adjusted revenues (taxable equivalent net interest income plus total other operating revenue) for the quarter and 52.8 percent for the first six months versus 56 percent and 54.7 percent in the same respective periods of 1995 and 53.8 percent in the first quarter of 1996.

    Total personnel expense rose $10.175 million or 6.8 percent for the second three months and $26.830 million or 9.1 percent for the first half. Salaries expense accounted for most of the growth in both periods, expanding $8.718 million or 7 percent for the quarter and $22.353 million or 9.2 percent year to date, primarily due to higher salary levels and increased incentive pay to compensate sales efforts. Employee benefits expense was up $1.457 million or 5.5 percent for the second period and $4.477 million or 8.4 percent for the first six months.

    Combined net occupancy and equipment expense increased $1.363 million or 2.8 percent and $4.519 million or 4.6 percent for the quarter and first half, respectively. Net occupancy expense rose $1.244 million or 5.9 percent for the three months and $3.732 million or 9.1 percent for the first six months, largely reflecting higher building depreciation and operating premise lease expenses. Equipment expense was up modestly for both the quarter and year to date.

    Remaining other combined categories of noninterest expense decreased $8.068 million or 7.5 percent for the second three months and $2.666 million or 1.4 percent for the first half of the year. Advertising and sales promotion expense grew $5.755 million or 59 percent for the quarter and $13.414 million or 70 percent year to date, largely due to increased credit card solicitation costs. Professional services expense rose $1.594 million or 17.4 percent for the second period and $5.610 million or 37.8 percent for the first six months, reflecting expenditures for ongoing consulting services related to strategic initiatives. Regulatory agency fees and other bank services expenses were down $14.361 million or 91.6 percent and $28.797 million or 92.4 percent for the quarter and first half, respectively, due to the reduction and then elimination of insurance premiums by the FDIC for well capitalized financial institutions.


NONINTEREST EXPENSE (thousands)                                        TABLE 10


                                                               1996                        1995                 Six Months Ended
                                                         Second      First    Fourth      Third    Second           June 30
                                                        Quarter     Quarter   Quarter    Quarter   Quarter     1996       1995

 Salaries  . . . . . . . . . . . . . . . . . . . . . .    $132,438  $131,820  $129,673   $127,152  $123,720   $264,258   $241,905
Employee benefits  . . . . . . . . . . . . . . . . . . .    27,724    29,798    22,405     26,146    26,267     57,522     53,045
   Total personnel expense  . . . . . . . . . . . . . . .  160,162   161,618   152,078    153,298   149,987    321,780    294,950
Net occupancy expense  . . . . . . . . . . . . . . . . .    22,184    22,678    24,551     21,424    20,940     44,862     41,130
Equipment expense  . . . . . . . . . . . . . . . . . . .    28,054    28,931    27,753     25,750    27,935     56,985     56,198
Postage and delivery . . . . . . . . . . . . . . . . . .     9,780    10,452     9,801      9,379     9,190     20,232     18,782
Outside data processing, programming and software . . .     11,179    10,704    11,966      9,959    10,664     21,883     20,561
Stationery and supplies  . . . . . . . . . . . . . . . .     6,951     7,006     7,604      6,374     6,619     13,957     12,827
Advertising and sales promotion  . . . . . . . . . . . .    15,502    17,071    16,869     14,334     9,747     32,573     19,159
Professional services . . . . . . . . . . . . . . . . . .   10,743     9,707    14,922      9,721     9,149     20,450     14,840
Travel and business promotion  . . . . . . . . . . . . . .   5,335     4,237     6,051      4,474     5,110      9,572      9,169
Regulatory agency fees and other bank services  . . . . . .  1,320     1,053     6,576     11,838    15,681      2,373     31,170
Amortization of intangible assets . . . . . . . . . . . . .  1,098     1,078     1,190      1,210     2,116      2,176      6,187
Foreclosed property expense . . . . . . . . . . . . . . . .    175      (126)      813       (146)      408         49        253
Other expense  . . . . . . . . . . . . . . . . . . . . . .  37,604    33,836    34,891     31,267    39,071     71,440     64,423
   Total . . . . . . . . . . . . .  . . . . . . . . . . . $310,087  $308,245  $315,065   $298,882  $306,617   $618,332   $589,649

Overhead ratio  . . . . . . . . . . . . . . . . . . . . .     51.9%     53.8%     54.6%      52.9%     56.0%      52.8%      54.7%



INCOME TAXES
         Applicable income taxes were lower by $2.263 million or 2.9 percent for the quarter and up $7.822 million or 5.7 percent for the first six months. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal debt securities and industrial revenue obligations. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well, and results in substantial interest savings for local governments and their constituents.

INCOME TAXES (thousands)                                                TABLE 11


                                                                        Three Months Ended    Six Months Ended
                                                                            June 30               June 30
                                                                        1996       1995       1996      1995

Income before income taxes. . . . . . . . . . . . .  . . . . . . . . . $235,136 $ 240,945   $454,275   $442,285

Federal income taxes at statutory rate . . . . . . . . . . . . . . . . $ 82,297 $  84,331   $158,996   $154,800
State and local income taxes - net of federal benefit . . . . . . . . .  3,365     (2,214)     6,255     (1,816)
Effect of tax-exempt securities interest and other income . . . . . . .(10,204)   (10,756)   (20,596)   (21,605)
Other items. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     315      6,675        387      5,841
  Total tax expense . . . . . . . . . . . .  . . . . . . . . . . . . . $75,773  $  78,036   $145,042   $137,220

Currently payable:
 Federal. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 63,227 $  90,228   $113,405   $152,745
 Foreign. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       168        57        264        124
 State and local . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,524     8,778      5,729     10,713
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   66,919    99,063    119,398    163,582
Deferred:
 Federal. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,545    (8,843)    22,111    (12,855)
 State and local . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,309   (12,184)     3,533    (13,507)
  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,854   (21,027)    25,644    (26,362)
  Total tax expense . . . . . . . . . . . . . . . . . . . . . . .. . . $ 75,773 $  78,036   $145,042   $137,220


FINANCIAL CONDITION AND CAPITAL RATIOS
    Total assets at June 30, 1996 were $46.049 billion. Interest-earning assets were $41.140 billion and loans were $30.673 billion. Comparable amounts one year earlier were $42.867 billion of assets, $38.329 billion of interest-earning assets and $28.251 billion of loans. At March 31, 1996, assets totaled $45.425 billion with $40.527 billion of interest-earning assets and $29.869 billion of loans.

    Deposits at second quarter close 1996 were $25.973 billion, including $20.515 billion of time deposits, representing 79 percent of the total. Deposits one year earlier were $23.892 billion with $18.530 billion of time deposits or
77.6 percent of the total, and at March 31, 1996 they were $25.909 billion, including $20.384 billion of time deposits or 78.7 percent of the total.

    Shareholders' equity at June 30, 1996 was $3.700 billion, an increase of $165 million or 4.7 percent from $3.535 billion a year earlier but lower by $29 million or less than 1 percent from the end of the 1996 first quarter. The total at June 30, 1996 included $24.066 million, net of tax, of unrealized gains on securities available-for-sale marked to fair market value under FASB 115 compared with $44.556 million, net of tax, one year earlier and $57.338 million, net of tax, at March 31, 1996. At its meeting on July 25, 1996, the corporation's board of directors declared a third quarter dividend of $.40 per share, payable September 3 to shareholders of record on August 6, 1996. The dividend is higher by 11.1 percent from $.36 per share paid in the same three months of 1995. For the year to date, the dividend will total $1.12 per share, an increase of 9.8 percent from $1.02 per share paid in 1995.

    The corporation was authorized by the board of directors on April 26, 1996 to repurchase up to 8 million shares of its common stock, replacing an earlier action on July 28, 1995 to repurchase up to 5 million shares. Share repurchase activity is part of the corporation's capital management strategy designed to enhance shareholder value over the long-term. In addition, repurchased shares will be used for various corporate purposes, including share issuance for the corporation's employee stock plans and dividend reinvestment plan. In the second quarter of 1996, the corporation repurchased a total of 2,577,400 shares of its common stock under the current and prior authorization at an average price of $43.521 per share for a cost of $112.172 million. As of June 30, 1996, 5,600,200 shares remained available for repurchase under the current authorization.

    Intangible assets at June 30, 1996 were $41.546 million. The total consisted of $33.312 million of goodwill, $6.186 million of deposit base intangibles, $990 thousand of purchased credit card intangibles and $1.058 million of other intangibles. Comparable amounts one year earlier were $41.492 million of intangible assets with $30.216 million of goodwill, $7.753 million of deposit base intangibles, $2.048 million of purchased credit card intangibles and $1.475 million of other intangibles. On April 1, 1996, Wachovia Bank of Georgia, N.A., completed the acquisition of First National Bankshares of Henry County, Inc., of Stockbridge, exchanging .4024 of a share of Wachovia common stock for every share of First National
Bankshares of Henry County, Inc., common stock. Wachovia issued 208,207 shares of common stock in the transaction.

    Effective January 1, 1996, the corporation prospectively adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" (FASB 121). The adoption of FASB 121 did not have a material impact on the corporation's financial position or results of operations.

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125), which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. The corporation is presently evaluating the effect of the standard which will be adopted, as required, for transactions occurring after December 31, 1996.

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

    At June 30, 1996, the corporation's Tier I to risk-adjusted assets ratio was
9.05 percent with total capital 13.04 percent of risk-adjusted assets. The Tier I leverage ratio was 8.12 percent.



CAPITAL COMPONENTS AND RATIOS (thousands)                               TABLE 12


                                                                  1996                              1995
                                                           Second        First       Fourth        Third         Second
                                                           Quarter      Quarter     Quarter        Quarter       Quarter
 Tier I capital:
  Common shareholders' equity. . . . . . . . . . .    $  3,699,612  $  3,729,349   $  3,773,757  $  3,617,642  $  3,535,313
 Less ineligible intangible assets . . . . . . . .          33,312        29,099         29,472        29,844        30,216
 Unrealized gains on securities
 available-for-sale, net of tax . . . . . . . . . .        (24,066)      (57,338)      (116,113)      (44,431)      (44,556)
  Total Tier I capital. . . . . . . . . . . . . . .      3,642,234     3,642,912      3,628,172     3,543,367     3,460,541
 Tier II capital:
 Allowable allowance for loan losses. . . . . . . .        409,205       408,928        408,808       408,684       408,633
 Allowable long-term debt. . . . . . . . . . . . . . .   1,198,837     1,204,191      1,208,479     1,018,003     1,020,267
  Tier II capital additions . . . . . . . . . . . . .    1,608,042     1,613,119      1,617,287     1,426,687     1,428,900
   Total capital. . . . . . . . . . . . . . . . . . .   $5,250,276    $5,256,031    $ 5,245,459    $4,970,054    $4,889,441

 Risk-adjusted assets. . . . . . . . . . . . . . . . . $40,249,143   $38,803,497    $38,469,866   $38,011,712   $37,189,208
 Quarterly average assets . . . . . . . . . . . . . .  $44,956,032   $44,434,973    $43,477,038   $42,572,976   $40,875,958
 Risk-based capital ratios:
 Tier I capital. . . . . . . . . . . . . . . . . . . .        9.05%         9.39%          9.43%         9.32%         9.31%
 Total capital . . . . . . . . . . . . . . . . . . . .       13.04         13.55          13.64         13.08         13.15
Tier I leverage ratio* . . . . . . . . . . . . . . . .        8.12          8.22           8.36          8.34          8.47
Shareholders' equity to total assets . . . . . . . . .        8.03          8.21           8.39          8.20          8.25

*Ratio excludes the average unrealized gains on securities available-for-sale, net of tax, of $44,957, $114,386, $63,884, $39,715 and $8,933,
 respectively

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION


                                                                       June 30     December 31     June 30
$ IN THOUSANDS                                                          1996          1995          1995
ASSETS

Cash and due from banks. . . . . . . . . . . . . . . . . . . . . .$  2,606,453   $  2,692,318   $  2,629,502
Interest-bearing bank balances. . . . . . . . . . . . . . . . . .      473,037        451,279          5,893
Federal funds sold and securities
 purchased under resale agreements . . . . . . . . . . . . . . . .     301,561        144,105         14,571
Trading account assets . . . . . . . . . . . . . . . . . . . . . .   1,039,284      1,114,926      1,086,599
Securities available-for-sale. . . . . . . . . . . . . . . . . . .   7,171,252      7,409,825      4,455,755
Securities held-to-maturity (market value of $1,539,624,
 $1,721,222 and $4,651,867, respectively)  . . . . . . . . . . . .   1,482,031      1,619,480      4,514,837
Loans and net leases . . . . . . . . . . . . . . . . . . . . . . .  30,680,028     29,269,825     28,258,874
Less unearned income on loans . . . . . . . . . . . . . . . . . .        7,387          8,672          7,815
  Total loans. . . . . . . . . . . . . . . . . . . . . . . . . . .  30,672,641     29,261,153     28,251,059
Less allowance for loan losses. . . . . . . . . . . . . . . . . .      409,205        408,808        408,633
  Net loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .  30,263,436     28,852,345     27,842,426
Premises and equipment . . . . . . . . . . . . . . . . . . . . . .     648,948        628,153        574,623
Due from customers on acceptances . . . . . . . . . . . . . . . .      685,389        883,825        565,785
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,377,705      1,185,058      1,177,488
  Total assets. . . . . . . . . . . .  . . . . . . . . . . . . . . $46,049,096    $44,981,314    $42,867,479

LIABILITIES
Deposits in domestic offices:
 Demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  5,457,626    $ 5,855,286    $ 5,354,199
 Interest-bearing demand. . . . . . . . . . . . . . . . . . . . .    3,273,053      3,473,607      3,215,348
 Savings and money market savings. . . . . . . . . . . . . . . . .   7,575,143      6,991,133      6,486,959
 Savings certificates. . . . . . . . . . . . . . . . . . . . . . .   6,545,807      6,613,238      6,529,708
 Large denomination certificates . . . . . . . . . . . . . . . . .   2,234,372      2,671,759      1,540,760
Noninterest-bearing time . . . . . . . . . . . . . . . . . . . . .       4,768          3,334          4,884
  Total deposits in domestic offices . . . . . . . . . . . . . . .  25,090,769     25,608,357     23,131,858
Deposits in foreign offices:
Demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          241          5,766          7,221
 Time  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..    882,339        754,634        752,733
  Total deposits in foreign offices. . . . . . . . . . . . . . . .     882,580        760,400        759,954
  Total deposits . . . . . . . . . . . . . . . . . . . . . . . . .. 25,973,349     26,368,757     23,891,812
Federal funds purchased and securities
 sold under repurchase agreements . . . . . . . . . . . . . . . .    7,358,020      5,850,540      6,642,662
Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . ..    541,978        502,136        493,878
Other short-term borrowed funds . . . . . . . . . . . . . . . . .    1,054,813      1,720,592      2,256,661
Long-term debt:
 Bank notes. . . . . . . . . . . . . . . . . . . . . . . . . . . ..  4,963,154      4,088,326      3,978,718
 Other long-term debt . . . . . . . . . . . . . . . . . . . . . .  . 1,330,383      1,334,702      1,087,008
  Total long-term debt . . . . . . . . . . . . . . . . . . . . . ..  6,293,537      5,423,028      5,065,726
Acceptances outstanding . . . . . . . . . . . . . . . . . . . . .  .   685,389        883,825        565,785
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . ..    442,398        458,679        415,642
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .. 42,349,484     41,207,557     39,332,166

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
Authorized 50,000,000 shares; none outstanding . . . . . . . . . ..         -              -              -
Common stock, par value $5 per share:
 Issued 166,797,672, 170,358,504 and
 170,400,054, respectively . . . . . . . . . . . . . . . . . . . ..    833,988        851,793        852,000
Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . .      570,724        713,120        721,806
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .  2,270,834      2,092,731      1,916,951
Unrealized gains on securities available-for-sale, net of tax. . .      24,066        116,113         44,556
  Total shareholders' equity. . . . . . . . . . . . . . . . . . . .  3,699,612      3,773,757      3,535,313
  Total liabilities and shareholders' equity. . . . . . . . . . .  $46,049,096    $44,981,314    $42,867,479

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                                       Three Months Ended       Six Months Ended
                                                                            June 30                 June 30
$ IN THOUSANDS, EXCEPT PER SHARE                                       1996          1995        1996        1995
INTEREST INCOME

Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $621,346    $593,858    $1,229,631  $1,153,632
Securities available-for-sale:
 Other investments . . . . . . . . . . . . . . . . . . . . . . . .     117,861      61,433       237,135     106,035
Securities held-to-maturity:
 State and municipal . . . . . . . . . . . . . . . . . . . . . . .       5,531       9,269        11,414      19,475
 Other investments . . . . . . . . . . . . . . . . . . . . . . . . .    24,597      69,756        50,096     133,994
Interest-bearing bank balances  . . . . . . . . . . . . . . . . . .      9,258         105        18,276         206
Federal funds sold and securities
 purchased under resale agreements  . . . . . . . . . . . . . . . .      3,155         763         6,405       1,965
Trading account assets  . . . . . . . . . . . . . . . . . . . . . . .   10,975      14,907        23,009      26,576
  Total interest income . . . . . . . . . . . . . . . . . . . . . . .  792,723     750,091     1,575,966   1,441,883
INTEREST EXPENSE
Deposits:
 Domestic offices  . . . . . . . . . . . . . . . . . . . . . . . . .   200,396     193,006       409,146     352,832
 Foreign offices . . . . . . . . . . . . . . . . . . . . . . . . . . .  11,033       9,503        24,134      17,010
  Total interest on deposits  . . . . . . . . . . . . . . . . . . . . .211,429     202,509       433,280     369,842
Short-term borrowed funds . . . . . . . . . . . . . . . . . . . . . .  110,030     119,486       220,420     227,875
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .  90,013      70,975       171,100     137,849
  Total interest expense  . . . . . . . . . . . . . . . . . . . . . . .411,472     392,970       824,800     735,566
NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . . . .  381,251     357,121       751,166     706,317
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . .   34,404      28,652        61,738      50,440
Net interest income after
 provision for loan losses  . . . . . . . . . . . . . . . . . . . . .  346,847     328,469       689,428     655,877
OTHER INCOME
Service charges on deposit accounts  . . . . . . . . . . . . . . . . .  60,928      52,452       117,526     101,333
Fees for trust services . . . . . . . . . . . . . . . . . . . . . . .   34,508      33,211        68,853      64,092
Credit card income . . . . . . . . . . . . . . . . . . . . . . . . . .  33,848      31,867        66,370      60,811
Electronic banking . . . . . . . . . . . . . . . . . . . . . . . . . .  12,582       8,860        21,922      16,105
Investment fee income  . . . . . . . . . . . . . . . . . . . . . . . .  10,842       5,404        21,071      10,581
Mortgage fee income  . . . . . . . . . . . . . . . . . . . . . . . . .   4,289       6,547         8,690      15,001
Trading account profits  . . . . . . . . . . . . . . . . . . . . . . .   5,698       5,608         9,150      11,814
Other operating income . . . . . . . . . . . . . . . . . . . . . . . .  35,900      22,355        69,118      43,660
  Total other operating revenue . . . . . . . . . . . . . . . . . . .  198,595     166,304       382,700     323,397
Gain on sale of mortgage servicing portfolio . . . . . . . . . . . . .    -         79,025           -        79,025
Investment securities gains (losses)  . . . . . . . . . . . . . . . .     (219)   (26,236)           479     (26,365)
  Total other income  . . . . . . . . . . . . . . . . . . . . . . . .  198,376     219,093       383,179     376,057
OTHER EXPENSE
Salaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  132,438     123,720       264,258     241,905
Employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . . .  27,724      26,267        57,522      53,045
  Total personnel expense  . . . . . . . . . . . . . . . . . . . . . . 160,162     149,987       321,780     294,950
Net occupancy expense  . . . . . . . . . . . . . . . . . . . . . . . .  22,184      20,940        44,862      41,130
Equipment expense  . . . . . . . . . . . . . . . . . . . . . . . . . .  28,054      27,935        56,985      56,198
Other operating expense  . . . . . . . . . . . . . . . . . . . . . . .  99,687     107,755       194,705     197,371
  Total other expense . . . . . . . . . . . . . . . . . . . . . . . .  310,087     306,617       618,332     589,649

Income before income taxes . . . . . . . . . . . . . . . . . . . . .   235,136     240,945       454,275     442,285
Applicable income taxes . . . . . . . . . . . . . . . . . . . . . . .   75,773      78,036       145,042     137,220
NET INCOME . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . $159,363    $162,909      $309,233    $305,065
Net income per common share:
 Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  .94      $  .94      $   1.81    $   1.77
 Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  .94      $  .95      $   1.81    $   1.77
Average shares outstanding:
 Primary  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  169,861     171,986       170,664     172,095
 Fully diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .  169,972     172,446       170,808     172,589

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         Unrealized
                                                                                                         Securities
                                                               Common Stock         Capital    Retained    Gains
$ IN THOUSANDS, EXCEPT PER SHARE                           Shares        Amount     Surplus    Earnings    (Losses)
PERIOD ENDED JUNE 30, 1995

Balance at beginning of year. . . . . . . . . . . . . .   170,933,749   $854,669   $741,946   $1,727,527  $(37,635)
Net income . . . . . . . . . . . . . . . . . . . . . . .                                         305,065
Cash dividends declared on common
stock - $.66 a share. . . . . . . . . . . . . . . . . . .                                       (112,760)
Common stock issued pursuant to:
Stock option and employee benefit plans. . . . . . . . .     428,203       2,141      9,437
Dividend reinvestment plan . . . . . . . . . . . . . . .     181,855         909      5,542
Conversion of debentures . . . . . . . . . . . . . . . .      41,989         210        594
Common stock acquired . . . . . . . . . . . . . . . . . . (1,185,742)     (5,929)   (35,678)
Unrealized gains on securities
available-for-sale, net of tax. . . . . . . . . . . . . .                                                   82,191
Miscellaneous . . . . . . . . . . . . . . . . . . . . . .                               (35)      (2,881)
Balance at end of period . . . . . . . . . . . . . . . . 170,400,054    $852,000   $721,806    $1,916,951  $44,556

PERIOD ENDED JUNE 30, 1996
Balance at beginning of year. . . . . . . . . . . . . . .170,358,504    $851,793   $713,120    $2,092,731 $116,113
Net income . . . . . . . . . . . . . . . . . . . . . . .                                          309,233
Cash dividends declared on common
stock - $.72 a share. . . . . . . . . . . . . . . . . . .                                        (121,773)
Common stock issued pursuant to:
Stock option and employee benefit plans. . . . . . . . . .   450,412       2,252     19,426
Dividend reinvestment plan . . . . . . . . . . . . . . . .   158,637         793      6,318
Conversion of debentures . . . . . . . . . . . . . . . . .   228,614       1,143      3,251
Acquisition of bank. . . . . . . . . . . . . . . . . . . .   208,207       1,041      9,003
Common stock acquired . . . . . . . . . . . . . . . . . . (4,606,702)    (23,034)  (180,393)
Unrealized losses on securities
available-for-sale, net of tax. . . . . . . . . . . . . .                                                  (92,047)
Miscellaneous . . . . . . . . . . . . . . . . . . . . . .                                (1)       (9,357)
Balance at end of period. . . . . . . . . . . . . . . . .166,797,672    $833,988   $570,724    $2,270,834  $24,066

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          Six Months Ended
                                                                                                             June 30
$ IN THOUSANDS                                                                                           1996         1995
OPERATING ACTIVITIES

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . $ 309,233     $ 305,065
Adjustments to reconcile net income to net cash provided (used) by operations:
 Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .     61,738        50,440
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    45,193        36,125
 Deferred income taxes (benefit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . .     25,644       (26,362)
 Investment securities (gains) losses. . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .      (479)       26,365
 Gain on sale of noninterest-earning assets . . . . . . . . . . . . . . . . . . . . . . . .  . . . .       (661)       (1,239)
 Gain on sale of mortgage servicing portfolio. . . . . . . . . . . . . . . . . . . . . . . .. . . . .       -         (79,025)
 Increase in accrued income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .   16,871        28,006
 Increase in accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    (4,082)      (36,672)
 (Decrease) increase in accrued interest payable . . . . . . . . . . . . . . . . . . . . . .. . . . .   (19,878)       37,120
 Net change in other accrued and deferred income and expense . . . . . . . . . . . . . . . . . . . . .  (35,581)       39,496
 Net trading account activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .   75,642      (196,641)
 Net loans held for resale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . 141,684      (221,392)
  Net cash provided (used) by operating activities . . . . . . . . . . . . . . . . . . . . .. . . .  .  615,324       (38,714)

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing bank balances. . . . . . . . . . . . . . . . . .. . . . .   (21,758)          870
Net (increase) decrease in federal funds sold and securities
 purchased under resale agreements. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . (152,956)      187,035
Purchases of securities available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .(595,924)   (3,554,684)
Purchases of securities held-to-maturity . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . (45,679)     (533,109)
Sales of securities available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . 133,921     2,245,946
Calls, maturities and prepayments of securities available-for-sale. . . . . . . . . . . . .  . . .  . . 554,070       497,582
Calls, maturities and prepayments of securities held-to-maturity. . . . . . . . . . . . . . . . . . . . 185,916       201,599
Net increase in loans made to customers . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . (1,598,300)   (2,189,945)
Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .(68,726)      (74,148)
Proceeds from sales of premises and equipment . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .  7,756         7,890
Proceeds from sale of mortgage servicing portfolio . . . . . . . . . . . . . . . . . . . . .. . . . . . .     -       142,011
Net (increase) decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . (143,860)       33,495
Business combinations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .  2,814            -
  Net cash used by investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .(1,742,726)   (3,035,458)

FINANCING ACTIVITIES
Net decrease in demand, savings and money market accounts. . . . . . . . . . . . . . . . . . . . . .    (23,726)     (209,452)
Net (decrease) increase in certificates of deposit . . . . . . . . . . . . . . . . . . . . .. . . . . .(400,856)    1,032,006
Net increase in federal funds purchased and securities sold under repurchase agreements. . . . .  . . 1,507,480       744,264
Net increase in commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    39,842        87,172
Net (decrease) increase in other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .   (665,779)    1,249,321
Proceeds from issuance of bank notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,047,429       424,930
Maturities of bank notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,172,552)     (400,722)
Proceeds from issuance of other long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         248,012
Payments on other long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (211)         (285)
Common stock issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,464        12,013
Dividend payments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (121,773)     (112,760)
Common stock repurchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (200,745)      (39,729)
Net increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,964        (1,211)
  Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1,041,537     3,033,559

DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (85,865)      (40,613)
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . .   2,692,318     2,670,115
Cash and cash equivalents at end of period . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .$2,606,453    $2,629,502

SUPPLEMENTAL DISCLOSURES
Unrealized (losses) gains on securities available-for-sale:
 (Decrease) increase in securities available-for-sale . . . . . . . . . . . . . . . . . . . . . . . .$ (150,460)    $ 134,504
 Increase (decrease) in deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58,413       (52,313)
 (Decrease) increase in shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (92,047)       82,191

                                 1996 FORM 10-Q



    United States Securities and Exchange Commission
    Washington, DC 20549
    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended June 30, 1996
    Commission File Number 1-9021


WACHOVIA CORPORATION


    Incorporated in the State of North Carolina
IRS Employer Identification Number 56-1473727
Address and Telephone:

    100 North Main Street, Winston-Salem, North Carolina 27101, (910) 770-5000

    191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000


    Securities registered pursuant to Section 12(b) of the Act: Common Stock - $5.00 par value, which is registered on the New York Stock Exchange.

    As of June 30, 1996, Wachovia Corporation had 166,797,672 shares of common stock outstanding.

    Wachovia Corporation (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


DOCUMENTS INCORPORATED BY REFERENCE


    Portions of the financial supplement for the quarter ended June 30, 1996 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.


PART I   FINANCIAL INFORMATION
Item 1   FINANCIAL STATEMENTS (UNAUDITED)                 PAGE
      Selected Period-End Data . . . . . . . . . . . . .    3
         Common Stock Data - Per Share . . . . . . . . .    3
         Consolidated Statements of Condition. . . . . .   22
         Consolidated Statements of Income . . . . . . .   23
         Consolidated Statements of
             Shareholders' Equity. . . . . . . . . . . .   24
         Consolidated Statements of Cash Flows . . . . .   25
Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS . . . . . . . . . . . . . . . . . 4-21

PART II   OTHER INFORMATION
Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the annual meeting of shareholders held on April 26, 1996, five directors were elected and the appointment of Ernst & Young LLP as independent auditors for 1996 was ratified. The distribution of shareholders' votes was as follows:


                                         Shares Voted         Shares
                                           in Favor         Withheld
      ELECTION OF DIRECTORS
      Leslie M. Baker, Jr.                 141,406,528       1,098,767
      Lawrence M. Gressette, Jr.           141,429,806       1,075,489
      Thomas K. Hearn, Jr.                 141,460,390       1,044,905
      Herman J. Russell                    141,102,916       1,402,379
      John C. Whitaker, Jr.                141,307,190       1,198,105

      RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS
      Shares Voted in Favor               141,659,814
      Shares Voted Against                    159,920
      Abstentions                             685,561

    Item 6 EXHIBITS AND REPORTS ON FORM 8-K

    a) 4 Indenture dated as of March 1, 1993 between Wachovia Corporation and CoreStates Bank, National Association, as Trustee, relating to subordinated debt securities (Exhibit 4 to S-3 (Shelf) Registration Statement of Wachovia Corporation, File No. 333-06319).

      11 "Computation of Earnings per Common Share" is presented as Table 3 on page 6 of the second quarter 1996 financial supplement.

      19  "Unaudited Consolidated Financial Statements," listed in Part I,
          Item 1, do not include all information and footnootes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the second quarter of 1996 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

       27 Financial Data Schedule (for SEC purposes only).

     b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 1996.

SIGNATURES
           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION




 August 12, 1996 ROBERT S. McCOY, JR.       August 12, 1996 DONALD K. TRUSLOW
                 Robert S. McCoy, Jr.                       Donald K. Truslow
                 Executive Vice President                   Comptroller
                 and Chief Financial Officer

                                                                    BULK RATE
                                                              U.S. POSTAGE PAID
Wachovia Corporation                                                 WACHOVIA
P.O. Box 3099                                                      CORPORATION
Winston-Salem, NC 27150