Form 10-Q
period 1996-09-30
WACHOVIA CORP/ NC
filed 1996-11-13
CIK 774203

                             FINANCIAL SUPPLEMENT



                                AND FORM 10-Q





                              THIRD QUARTER 1996

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
Treasurer

                           SELECTED PERIOD-END DATA



                                     September 30   September 30
                                          1996            1995
Banking offices:
  North Carolina........................     220        218
  Georgia...............................     125        125
  South Carolina........................     145        146
   Total................................     490        489

Automated banking machines:
  North Carolina........................     344        319
  Georgia...............................     221        202
  South Carolina........................     203        173
   Total................................     768        694

Employees (full-time equivalent)........  16,185     15,843
Common stock shareholders of record.....  27,663     28,042
Common shares outstanding (thousands)... 165,213    170,326




                          COMMON STOCK DATA - PER SHARE


                                                            1996                          1995
                                                Third      Second       First       Fourth       Third
                                               Quarter     Quarter     Quarter     Quarter     Quarter
Market value:
 Period-end................................... $ 49 1/2   $ 43 3/4    $ 44 3/4    $ 45 3/4    $ 43 1/8
 High.........................................   49 7/8     46 1/4      48 3/8      48 1/4      45
 Low..........................................   39 5/8     40 7/8      41 1/4      43 1/8      35 3/8
Book value at period-end......................   22.57       22.18       22.07       22.15       21.24
Dividend......................................     .40         .36         .36         .36         .36
Price/earnings ratio*.........................   13.6X       12.4x       12.6x       13.1x       12.4x

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




FINANCIAL SUMMARY                                                       TABLE 1



                                            Twelve
                                            Months
                                             Ended                 1996                   1995           Nine Months Ended
                                           September 30   Third    Second   First    Fourth    Third        September 30
                                              1996       Quarter   Quarter Quarter  Quarter   Quarter      1996       1995


SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income - taxable equivalent ....... $3,270,760   $842,109 $810,637 $802,120  $815,894  $813,117  $2,454,866  $2,302,609
Interest expense ...........................  1,676,147    426,723  411,472  413,328   424,624   418,917   1,251,523   1,154,483
Net interest income - taxable equivalent ...  1,594,613    415,386  399,165  388,792   391,270   394,200   1,203,343   1,148,126
Taxable equivalent adjustment ..............     78,202     16,880   17,914   18,877    24,531    26,633      53,671      74,242
Net interest income ........................  1,516,411    398,506  381,251  369,915   366,739   367,567   1,149,672   1,073,884
Provision for loan losses ..................    132,640     40,730   34,404   27,334    30,172    23,179     102,468      73,619
Net interest income after
 provision for loan losses .................  1,383,771    357,776  346,847  342,581   336,567   344,388   1,047,204   1,000,265
Other operating revenue ....................    766,767    197,778  198,595  184,105   186,289   170,415     580,478     493,812
Gain on sale of mortgage servicing
 portfolio .................................        --          --      --        --        --        --          --      79,025
Investment securities gains (losses)  ......      3,426       393     (219)      698     2,554       317         872     (26,048)
Total other income .........................    770,193   198,171  198,376   184,803   188,843   170,732     581,350     546,789
Personnel expense ..........................    639,367   165,509  160,162   161,618   152,078   153,298     487,289     448,248
Other expense ..............................    610,509   150,970  149,925   146,627   162,987   145,584     447,522     440,283
Total other expense ........................  1,249,876   316,479  310,087   308,245   315,065   298,882     934,811     888,531
Income before income taxes .................    904,088   239,468  235,136   219,139   210,345   216,238     693,743     658,523
Applicable income taxes* ...................    284,061    74,872   75,773    69,269    64,147    64,958     219,914     202,178
Net income ................................. $  620,027  $164,596 $159,363  $149,870  $146,198  $151,280   $ 473,829    $456,345

Net income per common share:
 Primary ................................... $     3.64   $   .98 $   .94 $     .87 $     .85   $    .88   $    2.79   $    2.65
 Fully diluted ............................. $     3.63   $   .97 $   .94 $     .87 $     .85   $    .87   $    2.78   $    2.64
Cash dividends paid per common share ....... $     1.48   $   .40 $   .36 $     .36 $     .36   $    .36   $    1.12   $    1.02
Cash dividends paid on common stock ........ $  249,865   $66,669 $60,684 $  61,089 $  61,423   $ 61,312   $ 188,442   $ 174,072
Cash dividend payout ratio .................       40.3%     40.5%   38.1%     40.8%     42.0%      40.5%       39.8%       38.1%
Average primary shares outstanding .........    170,415    167,966 169,861  171,467   172,372    171,793     169,758     171,993
Average fully diluted shares outstanding ...    170,670    168,354 169,972  171,653   172,705    172,512     170,251     172,882
SELECTED AVERAGE BALANCES (millions)
Total assets ............................... $   44,661   $ 45,778 $ 44,956 $44,435  $ 43,477   $ 42,573   $  45,059  $   40,797
Loans - net of unearned income .............     29,588     30,660   30,004 29,218     28,470     28,097      29,963      27,180
Investment securities**  ...................      8,719      8,734    8,668  8,795      8,676      8,778       8,733       8,226
Other interest-earning assets ..............      1,571      1,611    1,519  1,594      1,562      1,210       1,574       1,014
Total interest-earning assets ..............     39,878     41,005   40,191 39,607     38,708     38,085      40,270      36,420
Interest-bearing deposits ..................     20,645     20,873   20,335 20,666     20,705     19,352      20,626      18,372
Short-term borrowed funds ..................      7,925      8,099    8,216  8,055      7,332      8,593       8,123       7,955
Long-term debt .............................      5,821      6,454    6,129  5,487      5,213      4,851       6,025       4,797
Total interest-bearing liabilities .........     34,391     35,426   34,680 34,208     33,250     32,796      34,774      31,124
Noninterest-bearing deposits ...............      5,392      5,408    5,426  5,372      5,361      5,212       5,402       5,282
Total deposits .............................     26,037     26,281   25,761 26,038     26,066     24,564      26,028      23,654
Shareholders' equity .......................      3,634      3,631    3,644  3,687      3,576      3,463       3,654       3,354
RATIOS (averages)
Annualized net loan losses to loans ........        .45%       .53%     .46%   .37%      .42%        .33%        .45%        .35%
Annualized net yield on
interest-earning assets ....................       4.00       4.03     3.99   3.95      4.01        4.11        3.99        4.21
Shareholders' equity to:
Total assets ...............................       8.14       7.93     8.11   8.30      8.22        8.13        8.11        8.22
Net loans ..................................      12.45      12.00    12.31  12.80     12.74       12.51       12.36       12.53
Annualized return on assets ................       1.39       1.44     1.42   1.35      1.35        1.42        1.40        1.49
Annualized return on
shareholders' equity .......................      17.06      18.13    17.49  16.26     16.36       17.47       17.29       18.14


* Income taxes applicable to securities transactions were $1,321, $149, ($86), $278, $980, $91, $341 and ($9,556), respectively
** Reported at amortized cost; excludes pretax unrealized gains on securities available-for-sale of $101, $40, $74, $188, $104, $65, $100 and $11, respectively

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

    The economy appeared to slow during the third quarter of 1996 from the brisk
4.7 percent annual growth rate estimated for the second quarter. High debt burdens contributed to an easing in consumer demand while adding to some concerns over credit quality soundness. Within the corporation's primary operating states of Georgia, North Carolina and South Carolina, economic growth remained generally favorable. Seasonally adjusted unemployment rates averaged
4.4 percent in Georgia, 4.2 percent in North Carolina and 5.9 percent in South Carolina for the three-month period versus 5.2 percent nationwide.

    Wachovia's net income for the third quarter was $164.596 million or $.97 per fully diluted share compared with $151.280 million or $.87 per fully diluted share in the same three months of 1995. Year to date, net income totaled $473.829 million or $2.78 per fully diluted share versus $456.345 million or $2.64 per fully diluted share a year earlier. Annualized returns were 18.13 percent on shareholders' equity and 1.44 percent on assets for the quarter and
17.29 percent and 1.40 percent, respectively, year to date. Comparisons for the first nine months of 1996 with a year earlier were moderated by several special items in the second quarter of 1995, including an after-tax gain of $47.385 million or $.27 per share from the sale of the corporation's mortgage servicing portfolio, an after-tax loss of $16.656 million or $.10 per share from restructuring of the investment securities portfolio to improve yields and after-tax expenses totaling $11.291 million or $.07 per share for other expenses related to severance costs, higher consulting fees and charitable contributions.


    Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative and tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

COMPONENTS OF EARNINGS PER PRIMARY SHARE                                 TABLE 2


                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                        September 30
                                                          1996      1995      Change       1996             1995      Change

Interest income - taxable equivalent ............. $      5.01     $ 4.74     $ .27       $14.46           $13.39      $   1.07
Interest expense .................................        2.54       2.44       .10         7.37             6.71           .66
Net interest income - taxable equivalent .........        2.47       2.30       .17         7.09             6.68           .41
Taxable equivalent adjustment ....................         .10        .15      (.05)         .32              .43          (.11)
Net interest income ..............................        2.37       2.15       .22         6.77             6.25           .52
Provision for loan losses ........................         .24        .14       .10          .60              .43           .17
Net interest income after provision
for loan losses ..................................        2.13       2.01       .12         6.17             5.82           .35
Other operating revenue ..........................        1.18        .99       .19         3.42             2.87           .55
Gain on sale of mortgage servicing portfolio .....          --         --        --           --              .46          (.46)
Investment securities gains (losses)  ............         .01         --       .01          .01             (.15)          .16
Total other income ...............................        1.19        .99       .20         3.43             3.18           .25
Personnel expense ................................         .99        .89       .10         2.87             2.61           .26
Other expense ....................................         .90        .85       .05         2.64             2.56           .08
Total other expense ..............................        1.89       1.74       .15         5.51             5.17           .34
Income before income taxes .......................        1.43       1.26       .17         4.09             3.83           .26
Applicable income taxes ..........................         .45        .38       .07         1.30             1.18           .12
Net income .......................................       $ .98      $ .88      $.10        $2.79            $2.65          $.14




COMPUTATION OF EARNINGS PER COMMON SHARE                                 TABLE 3
(thousands, except per share)




                                                                                         Three Months Ended    Nine Months Ended
                                                                                           September 30          September 30
                                                                                          1996      1995       1996       1995



PRIMARY
Average common shares outstanding ...................................................    166,262    170,291    168,083    170,696
Dilutive common stock options - based on treasury
 stock method using average market price .............................................     1,579      1,412      1,564      1,217
Dilutive common stock awards - based on treasury
 stock method using average market price .............................................       125         90        111         80
Average primary shares outstanding ...................................................    167,966    171,793    169,758    171,993

Net income ..........................................................................   $164,596   $151,280  $ 473,829   $456,345

Net income per common share - primary................................................    $   .98   $   .88   $   2.79    $   2.65

FULLY DILUTED
Average common shares outstanding ...................................................    166,262    170,291    168,083    170,696
Dilutive common stock options - based on treasury
 stock method using higher of period-end
 market price or average market price ................................................     1,881      1,738      1,906      1,651
Dilutive common stock awards - based on treasury
 stock method using higher of period-end
 market price or average market price ................................................      148        102        148        102
Convertible notes assumed converted .................................................        63        381        114        433
Average fully diluted shares outstanding ............................................   168,354    172,512    170,251    172,882

Net income ..........................................................................  $164,596   $151,280   $473,829   $456,345
Add interest on convertible notes after taxes .......................................        12         71         55        263
Adjusted net income .................................................................  $164,608   $151,351   $473,884   $456,608

Net income per common share - fully diluted..........................................  $    .97  $    .87    $   2.78   $   2.64


NET INTEREST INCOME
    Taxable equivalent net interest income rose $21.186 million or 5.4 percent for the third quarter in comparison with a year earlier and expanded $55.217 million or 4.8 percent for the first nine months of 1996. Good growth in interest-earning assets, led by loans, primarily accounted for the increases in both periods, which were moderated by a decline in the average rate earned and by higher levels of interest-bearing liabilities to support asset growth. A lower average rate paid also contributed to the gains, primarily benefiting the third quarter. Compared with the second quarter of 1996, taxable equivalent net interest income rose $16.221 million or 4.1 percent primarily on higher loan volume and improvement in the average rate earned. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) declined 8 basis points for the third period and 22 basis points year to date but increased 4 basis points from the second quarter.

    Taxable equivalent interest income grew $28.992 million or 3.6 percent for the quarter and $152.257 million or 6.6 percent for the first nine months. Interest-earning assets rose $2.920 billion or 7.7 percent for the three months and $3.850 billion or 10.6 percent year to date, offsetting the effects of a 30 basis point and 31 basis point decline, respectively, in the average rate earned. Taxable equivalent interest income was higher by $31.472 million or 3.9 percent from the second quarter, reflecting growth of $814 million or 2 percent in interest-earning assets and improvement of 6 basis points in the average rate earned.

    Loans increased $2.563 billion or 9.1 percent for the quarter and $2.783 billion or 10.2 percent year to date, led by the commercial portfolio. Compared with the second quarter, loans were up $656 million or 2.2 percent, driven largely by the retail sector, primarily credit cards and residential mortgages including home equity loans.

    Commercial loans, including related real estate categories, rose $1.809 billion or 11 percent for the third quarter in comparison with a year earlier and $2.102 billion or 13.4 percent for the first nine months. Good growth was achieved in both periods in all categories except tax-exempt loans, which declined due to portfolio runoff and the reduced attractiveness of additional tax-exempt borrowing and lending under current tax laws. Strongest volume gains occurred in regular commercial loans, largely made to small businesses and middle-market companies, in commercial mortgages and in lease financing. At September 30, 1996, commercial real estate loans, based on regulatory definitions, were $5.171 billion, representing 16.4 percent of total loans. Commercial mortgages were $4.296 billion or 13.6 percent of total loans and construction loans were $875 million or 2.8 percent. Regulatory definitions for commercial real estate include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation. At third-quarter close 1995, commercial real estate loans were $4.476 billion, representing 15.4 percent of total loans, and at June 30, 1996 they were $4.939 billion or 16.1 percent of the loan portfolio.

    Retail loans, including residential mortgages, increased $754 million or 6.4 percent for the third period and $681 million or 5.9 percent year to date, with growth for the nine months moderated by the transfer of $500 million of credit card receivables off the balance sheet through a securitization in the fourth quarter of 1995. Gains were paced in both periods largely by residential mortgages, including home equity loans. Good growth also occurred for the quarter primarily in credit card loans and for the first nine months in indirect retail loans, which consists of mainly automobile sales financing.

NET INTEREST INCOME AND AVERAGE BALANCES                            TABLE 4


                                        Twelve
                                        Months
                                         Ended                   1996                          1995              Nine Months Ended
                                      September 30    Third     Second      First         Fourth    Third           September 30
                                         1996        Quarter    Quarter    Quarter       Quarter   Quarter        1996       1995

NET INTEREST INCOME - TAXABLE
 EQUIVALENT (thousands)
Interest income:
 Loans ................................. $2,542,679    $661,220  $632,389    $619,722   $629,348    $630,199  $1,913,331  $1,807,001
 Investment securities .................    627,892     155,485   154,395     157,631    160,381     163,187     467,511     445,092
 Interest-bearing bank balances ........     36,047      9,329      9,258       9,018      8,442         473      27,605         679
 Federal funds sold and securities
 purchased under resale agreements .....     12,990      3,275      3,155       3,250      3,310       1,959       9,680       3,924
 Trading account assets ................     51,152     12,800     11,440      12,499     14,413      17,299      36,739      45,913
  Total ................................  3,270,760    842,109    810,637     802,120    815,894     813,117   2,454,866   2,302,609

Interest expense:
 Interest-bearing demand ...............     50,514     11,537     10,916      12,669     15,392      14,845      35,122      43,624
 Savings and money market savings ......    264,204     68,561     64,932      64,980     65,731      62,425     198,473     174,598
 Savings certificates ..................    375,948     94,149     91,685      91,467     98,647      99,999     277,301     271,642
 Large denomination certificates .......    149,295     33,770     32,863      39,634     43,028      28,679     106,267      68,916
 Time deposits in foreign offices ......     51,377     13,676     11,033      13,101     13,567      11,299      37,810      28,309
 Short-term borrowed funds .............    439,866    109,725    110,030     110,390    109,721     129,411     330,145     357,286
 Long-term debt ........................    344,943     95,305     90,013      81,087     78,538      72,259     266,405     210,108
  Total ................................  1,676,147    426,723    411,472     413,328    424,624     418,917   1,251,523   1,154,483

Net interest income .................... $1,594,613   $415,386   $399,165    $388,792   $391,270    $394,200  $1,203,343  $1,148,126

Annualized net yield on
 interest-earning assets ...............      4.00%      4.03%      3.99%       3.95%      4.01%       4.11%       3.99%       4.21%

AVERAGE BALANCES (millions)
Assets:
 Loans - net of unearned income ........  $ 29,588    $30,660     $30,004    $29,218    $28,470    $ 28,097     $29,963     $27,180
 Investment securities .................     8,719      8,734       8,668      8,795      8,676       8,778       8,733       8,226
 Interest-bearing bank balances ........       454        478         462        456        421          23         465          12
 Federal funds sold and securities
 purchased under resale agreements .....       234        240         232        241        225         133         237          87
 Trading account assets ................       883        893         825        897        916       1,054         872         915
  Total interest-earning assets ........    39,878     41,005      40,191     39,607     38,708      38,085      40,270      36,420
 Cash and due from banks ...............     2,531      2,434       2,521      2,612      2,556       2,530       2,522       2,508
 Premises and equipment ................       631        642         643        633        606         578         640         563
 Other assets ..........................     1,925      2,059       1,931      1,802      1,909       1,725       1,931       1,703
 Unrealized gains (losses) on securities
 available-for-sale ....................       101         40          74        188        104          65         100          11
 Allowance for loan losses .............      (405)      (402)       (404)      (407)      (406)       (410)       (404)       (408)
    Total assets........................  $ 44,661   $ 45,778    $ 44,956    $44,435    $43,477     $42,573     $45,059     $40,797
Liabilities and shareholders' equity:
 Interest-bearing demand ...............  $  3,289   $  3,253     $ 3,272    $ 3,314    $ 3,317      $3,231     $ 3,279     $ 3,246
 Savings and money market savings ......     7,377      7,733       7,505      7,285      6,985       6,689       7,508       6,390
 Savings certificates ..................     6,530      6,598       6,487      6,401      6,631       6,698       6,497       6,445
 Large denomination certificates .......     2,487      2,256       2,222      2,675      2,797       1,939       2,384       1,618
 Time deposits in foreign offices ......       962      1,033         849        991        975         795         958         673
 Short-term borrowed funds .............     7,925      8,099       8,216      8,055      7,332       8,593       8,123       7,955
 Long-term debt ........................     5,821      6,454       6,129      5,487      5,213       4,851       6,025       4,797
  Total interest-bearing liabilities ...    34,391     35,426      34,680     34,208     33,250      32,796      34,774      31,124
 Demand deposits in domestic offices ...     5,384      5,402       5,419      5,365      5,349       5,199       5,396       5,263
 Demand deposits in foreign offices ....         3          1           2          4          7           8           2           7
 Noninterest-bearing time deposits
 in domestic offices ...................         5          5           5          3          5           5           4          12
 Other liabilities .....................     1,244      1,313       1,206      1,168      1,290       1,102       1,229       1,037
 Shareholders' equity ..................     3,634      3,631       3,644      3,687      3,576       3,463       3,654       3,354
  Total liabilities and
    shareholders' equity ...............   $44,661    $45,778     $44,956    $44,435    $43,477      $42,573    $45,059     $40,797

Total deposits .........................  $ 26,037    $ 26,281    $25,761    $26,038    $26,066      $24,564    $26,028     $23,654

    Period-end loans by category as of September 30, 1996 and the preceding four quarters are presented in the following table.



                                          Sept. 30      June 30      March 31       Dec. 31      Sept. 30
$ IN THOUSANDS                              1996         1996          1996           1995         1995


Commercial ..........................   $10,517,396   $10,280,931   $10,077,465   $ 9,753,450   $ 9,732,697
Tax-exempt ..........................     1,998,718     2,047,475     2,135,806     2,238,538     2,180,577
  Total commercial ..................    12,516,114    12,328,406    12,213,271    11,991,988    11,913,274
Direct retail .......................       772,947       767,154       730,804       755,375       730,523
Indirect retail .....................     2,562,665     2,582,142     2,612,568     2,543,771     2,516,627
Credit card .........................     4,377,293     4,180,440     3,967,603     3,917,997     4,115,406
Other revolving credit ..............       355,254       358,636       349,897       353,727       350,918
  Total retail ......................     8,068,159     7,888,372     7,660,872     7,570,870     7,713,474
Construction ........................       874,928       808,866       731,630       745,776       750,919
Commercial mortgages ................     4,296,306     4,130,537     3,982,332     3,855,095     3,724,937
Residential mortgages ...............     4,546,274     4,405,219     4,256,396     4,213,556     4,165,402
  Total real estate .................     9,717,508     9,344,622     8,970,358     8,814,427     8,641,258
Lease financing .....................       745,673       644,087       583,403       493,756       421,878
Foreign .............................       501,349       467,154       441,087       390,112       322,368
   Total loans ......................   $31,548,803   $30,672,641   $29,868,991   $29,261,153   $29,012,252




    Managed credit card receivables at September 30, 1996 totaled $5.002 billion, including $625 million of net securitized loans, compared with $4.240 billion, including $125 million of net securitized loans, one year earlier. At June 30, 1996, managed credit card receivables were $4.805 billion, including $625 million of net securitized loans.

    Investment securities for the third quarter declined modestly year over year, primarily the result of continued good expansion of the loan portfolio. Year to date, investment securities remained higher by $507 million or 6.2 percent. Compared with the second quarter, investment securities were up $66 million or less than 1 percent. Investment securities at September 30, 1996 by category are presented below.


$ IN THOUSANDS
Securities available-for-sale at market value:
  U.S. Government and agency. . . . . . . . . . . . . . . . .  $5,185,104
  Mortgage backed securities. . . . . . . . . . . . . . . . . . 1,595,091
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .   395,889
   Total securities available-for-sale. . . . . . . . . . . .   7,176,084

Securities held-to-maturity:
  Mortgage backed securities. . . . . . . . . . . . . . . . .  1,149,431
  State and municipal. . . . . . . . . . . . . . . . . . . . . . 252,713
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,828
   Total securities held-to-maturity. . . . . . . . . . . . .  1,403,972

    Total investment securities. .. . . . . . . . . . . . . . $8,580,056

    The decline in held-to-maturity securities and increase in available-for-sale securities from year-earlier levels principally reflects a reclassification in the 1995 fourth quarter of held-to-maturity securities with a book value of $2.720 billion to available-for-sale securities. The one-time reclassification was made following issuance by the Financial Accounting Standards Board of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." At September 30, 1996, securities held-to-maturity had a market value of $1.462 billion, representing a $58 million appreciation over book value. Securities available-for-sale marked to fair market value under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115), had an unrealized gain of $53.375 million, pretax, and $32.924 million, net of tax, on the same date. Average securities available-for-sale had an unrealized gain of $39.830 million, pretax, and $24.358 million, net of tax, for the third quarter and $100.297 million, pretax, and $61.099 million, net of tax, for the first nine months.

    Interest expense rose $7.806 million or a modest 1.9 percent for the quarter and $97.040 million or 8.4 percent year to date. Higher levels of interest-bearing liabilities, primarily time deposits and long-term debt, accounted for the increases in both periods, which were moderated partially by a lower average rate paid.

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - THIRD QUARTER*       TABLE 5


                                                                                                                         Variance
  Average Volume     Average Rate                                                     Interest                      Attributable to
  1996      1995     1996   1995                                                 1996       1995        Variance     Rate    Volume
       (Millions)                 INTEREST INCOME                                                       (Thousands)
                                  Loans:
$   9,974 $  9,302   7.05 7.32    Commercial . . . . . . . . . . . . . . . . $ 176,809    $ 171,542  $   5,267  $  (6,502)  $11,769
    1,991    2,117   8.82 10.50   Tax-exempt . . . . . . . . . . . . . . . .    44,127       56,008    (11,881)    (8,603)   (3,278)
   11,965   11,419   7.35 7.91        Total commercial.  . . . . . . . . . .   220,936      227,550     (6,614)   (16,783)   10,169
      766      732   9.41 9.32    Direct retail . . . . . . . . . . . . . .     18,115       17,195        920        156       764
    2,563    2,493   8.45 8.41    Indirect retail . . . . . . . . . . . . .     54,414       52,836      1,578        224     1,354
    4,270    4,064  12.30 12.28   Credit card. . . . . . . . . . . . . . . .   132,021      125,739      6,282        191     6,091
      354      345  12.15 12.64   Other revolving credit . . . . . . . . . .    10,827       11,000       (173)      (447)      274
    7,953    7,634  10.77 10.75       Total retail. . . . . . . . . . . . .    215,377      206,770      8,607        358     8,249
      831      698   8.99 9.79    Construction . . . . . . . . . . . . . . .    18,783       17,235      1,548     (1,483)    3,031
    4,219    3,696   8.22 8.55    Commercial mortgages . . . . . . . . . .      87,206       79,673      7,533     (3,164)   10,697
    4,526    4,091   8.39 8.53    Residential mortgages . . . . . . . . . .     95,381       87,934      7,447     (1,473)    8,920
    9,576    8,485   8.37 8.64       Total real estate . . . . . . . . . . .   201,370      184,842     16,528     (5,950)   22,478
      678      236   8.74 8.56    Lease financing . . . . . . . . . . . . .     14,900        5,095      9,805        106     9,699
      488      323   7.04 7.29    Foreign . . . . . . . . . . . . . . . . .      8,637        5,942      2,695       (208)    2,903
   30,660   28,097   8.58 8.90       Total loans . . . . . . . . .  . . . ..   661,220      630,199     31,021    (23,361)   54,382
                                  Investment securities:
                                    Held-to-maturity:
      --     2,487    --  6.70       U.S. Government and agency . . . . . .         --       42,029    (42,029)        --   (42,029)
   1,178     1,552   8.02 7.98       Mortgage backed securities . . . . . .     23,728       31,231     (7,503)       151    (7,654)
     255       395  11.10 11.67      State and municipal . . . . . . . . . .     7,113       11,625     (4,512)      (536)   (3,976)
       2        16   7.89 5.57       Other . . . . . . . . . . . . . . . . .        40          221       (181)        65      (246)
   1,435     4,450   8.56 7.59           Total securities held-to-maturity .    30,881       85,106    (54,225)     9,523   (63,748)
                                  Available-for-sale:**
   5,344     3,246   6.73 7.17        U.S. Government and agency . . .          90,408       58,631     31,777    (3,743)    35,520
   1,584       910   7.05 7.31        Mortgage backed securities . . . .        28,088       16,761     11,327      (606)    11,933
     371       172   6.55 6.22        Other . . . . . . . . . . . . . . . .      6,108        2,689      3,419       146      3,273
   7,299     4,328   6.79 7.16           Total securities available-for-sale   124,604       78,081     46,523    (4,165)    50,688
   8,734     8,778   7.08 7.38           Total investment securities . . .     155,485      163,187     (7,702)   (6,852)      (850)
     478        23   7.77 8.03    Interest-bearing bank balances . . . . .       9,329          473      8,856       (16)     8,872
                                 Federal funds sold and
                                  securities purchased under
     240       133   5.44 5.83    resale agreements  . . . . . . . . . . . .     3,275        1,959      1,316      (137)     1,453
     893     1,054   5.70 6.51  Trading account assets  . . . . . . . . . . .   12,800       17,299     (4,499)   (1,999)    (2,500)
 $41,005   $38,085   8.17 8.47    Total interest-earning assets . . . . . .    842,109      813,117     28,992   (29,781)    58,773

                                INTEREST EXPENSE
 $ 3,253   $ 3,231   1.41 1.82  Interest-bearing demand  . . . . . . . . . .    11,537       14,845     (3,308)   (3,401)        93
   7,733     6,689   3.53 3.70  Savings and money market savings . . . . .      68,561       62,425      6,136    (2,984)     9,120
   6,598     6,698   5.68 5.92  Savings certificates  . . . . . . . . . . .     94,149       99,999     (5,850)   (4,258)    (1,592)
   2,256     1,939   3.94 5.87  Large denomination certificates . . . . . . ..  33,770       28,679      5,091       429      4,662
                                   Total time deposits in
  19,840    18,557   4.17 4.40     domestic offices . . . . . . . . . . . . .. 208,017      205,948      2,069   (11,221)    13,290
   1,033       795   5.27 5.64  Time deposits in foreign offices . . . . . .    13,676       11,299      2,377      (774)     3,151
  20,873    19,352   4.23 4.45     Total time deposits . . . . . . . . . . . . 221,693      217,247      4,446   (11,306)    15,752
                                Federal funds purchased and
                                   securities sold under
   6,443     5,687   5.43 6.00     repurchase agreements . . . . . . . . . .    87,891       86,062      1,829     (8,661)   10,490
     606       557   4.87 5.45  Commercial paper  . . . . . . . . . . . . . ..   7,414        7,654       (240)      (859)      619
   1,050     2,349   5.46 6.03  Other short-term borrowed funds . . .  . . .    14,420       35,695    (21,275)    (3,048)  (18,227)
                                    Total short-term
   8,099     8,593   5.39 5.98      borrowed funds . . . . . . . . . . . . .   109,725      129,411    (19,686)    (12,345)  (7,341)
   4,827     3,765   5.73 5.70  Bank notes . . . . . . . . . . . . . . . . .    69,537       54,109     15,428         277   15,151
   1,627     1,086   6.30 6.63  Other long-term debt . . . . . . . . . . . .    25,768       18,150      7,618        (933)   8,551
   6,454     4,851   5.87 5.91   Total long-term debt  . . . . . . . . . . ..   95,305       72,259     23,046        (486)  23,532
 $35,426   $32,796   4.79 5.07   Total interest-bearing liabilities . . . . .  426,723      418,917      7,806      (23,908) 31,714

                     3.38 3.40  Interes rate spread
                                Net yield on interest-earning
                     4.03 4.11  assets and net interest income  . . . . . . ..$415,386     $394,200    $21,186       (7,815) 29,001


  *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
 **Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $40 million in 1996 and $65 million in 1995

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS - NINE MONTHS*        TABLE 6


                                                                                                                 Variance
  Average Volume Average Rate                                                      Interest                   Attributable to
   1996     1995  1996 1995                                                   1996       1995   Variance      Rate       Volume
     (Millions)              INTEREST INCOME                                                   (Thousands)
                             Loans:
$  9,840 $ 9,083  7.05 7.49     Commercial . . . . . . . . . . . . . . . . $ 519,182 $  508,921 $  10,261   ($30,702)  $ 40,963
   2,073   1,888  8.91 9.99     Tax-exempt  . . . . . . . . . . . . . . .    138,237    141,146   (2,909)    (15,991)    13,082
  11,913  10,971  7.37 7.92       Total commercial  . . . . . . . . . . .    657,419    650,067    7,352     (46,309)    53,661
     753     732  9.40 9.18     Direct retail  . . . . . . . . . . . . . ..   52,969     50,210    2,759       1,284      1,475
   2,578   2,415  8.29 8.22     Indirect retail . . . . . . . . . . . . .    159,929    148,513   11,416       1,328     10,088
   4,092   4,004  11.88 12.36   Credit card . . . . . . . . . . . . . . .    363,779    370,139   (6,360)    (14,376)     8,016
     354     342  12.22 12.64   Other revolving credit . . . . . . . . . ..   32,372     32,379       (7)     (1,083)     1,076
   7,777   7,493  10.46 10.73     Total retail . . . . . . . . . . . . . .   609,049    601,241    7,808     (14,605)    22,413

     759     611  9.20 9.83     Construction  . . . . . . . . . . . . . .     52,286     44,966    7,320      (3,012)    10,332
   4,086   3,638  8.28 8.63     Commercial mortgages . . . . . . . . . . ..  253,379    234,827   18,552      (9,495)    28,047
   4,365   3,968  8.44 8.32     Residential mortgages . . . . . . . . . . .  275,709    246,834   28,875       3,840     25,035
   9,210   8,217  8.43 8.57       Total real estate . . . . . . . . . . .    581,374    526,627   54,747      (8,036)    62,783
     608     209  9.11 8.21     Lease financing  . . . . . . . . . . . . . .  41,488     12,849   28,639       1,572     27,067
     455     290  7.04 7.49     Foreign . . . . . . . . . . . . . . . . .  .  24,001     16,217    7,784        (998)     8,782
  29,963  27,180  8.53  8.89      Total loans . . . . . . . . . . . . . .  1,913,331  1,807,001  106,330     (73,396)   179,726
                                Investment securities:
                                  Held-to-maturity:
      -   2,490   -   6.79         U.S. Government and agency . . . . . .          -    126,533 (126,533)         -    (126,533)
  1,221   1,437  8.07 8.03         Mortgage backed securities  . . . . . ..   73,725     86,328  (12,603)        467    (13,070)
    282     453  11.19 11.97       State and municipal  . . . . . . . . .  .  23,630     40,535  (16,905)     (2,474)   (14,431)
      2      15  8.37 5.95         Other  . . . . . . . . . . . . . . . .  .     139        672    (533)         199       (732)
  1,505   4,395  8.65 7.73            Total securities held-to-maturity .     97,494    254,068 (156,574)     27,538   (184,112)
                                Available-for-sale:**
  5,438   2,782  6.80 6.79         U.S. Government and agency . . . . . .  . 276,794    141,221  135,573         392    135,181
  1,570     832  7.05 6.35         Mortgage backed securities  . . . . . . .  82,854     39,503   43,351       4,850     38,501
    220     217  6.29 6.35         Other  . . . . . . . . . . . . . . . .  .  10,369     10,300       69         (91)       160
  7,228   3,831  6.84 6.67            Total securities available-for-sale  . 370,017    191,024  178,993       5,223    173,770
  8,733   8,226  7.15 7.23            Total investment securities  . . .   . 467,511    445,092   22,419      (4,754)    27,173
    465      12  7.92 7.78         Interest-bearing bank balances  . . . ..   27,605        679   26,926          14     26,912
                                   Federal funds sold and
                                      securities purchased under
    237      87  5.45 6.01            resale agreements  . . . . . . . . ..   9,680       3,924    5,756        (396)     6,152
    872     915  5.63 6.71         Trading account assets  . . . . . . . .   36,739      45,913   (9,174)     (7,098)    (2,076)
$40,270 $36,420  8.14 8.45            Total interest-earning assets . . . 2,454,866   2,302,609  152,257     (84,665)   236,922

                                INTEREST EXPENSE
$ 3,279 $ 3,246  1.43 1.80      Interest-bearing demand  . . . . . . . . ..  35,122      43,624   (8,502)      (8,949)     447
  7,508   6,390  3.53 3.65      Savings and money market savings . . . . .  198,473     174,598   23,875       (5,847)  29,722
  6,497   6,445  5.70 5.64      Savings certificates  . . . . . . . . . .    277,301    271,642    5,659        3,502    2,157
  2,384   1,618  5.96 5.69      Large denomination certificates . . . . .    106,267     68,916   37,351        3,360   33,991
                                      Total time deposits in
 19,668  17,699  4.19 4.22               domestic offices  . . . . . . . ..  617,163    558,780   58,383       (3,408)  61,791
    958     673  5.27 5.62      Time deposits in foreign offices  . . . . .   37,810     28,309    9,501       (1,820)  11,321
 20,626  18,372  4.24 4.27            Total time deposits . . . . . . . .    654,973    587,089   67,884       (3,684)  71,568
                                Federal funds purchased and
                                      securities sold under
  6,290   5,459  5.46 6.02            repurchase agreements . . . . . . . .  257,055    245,789   11,266      (24,015)  35,281
    572     486  4.89 5.56      Commercial paper  . . . . . . . . . . . . . . 20,941     20,182      759       (2,581)   3,340
  1,261   2,010  5.52 6.07      Other short-term borrowed funds . . . . .  .  52,149     91,315  (39,166)      (7,609) (31,557)
                                      Total short-term
  8,123   7,955  5.43 6.01            borrowed funds . . . . . . . . . . ..  330,145    357,286   (27,141)    (34,600)   7,459
  4,594   3,855  5.73 5.63      Bank notes . . . . . . . . . . . . . . . .. .196,953    162,446    34,507       2,860   31,647
  1,431     942  6.48 6.77      Other long-term debt . . . . . . . . . . ...  69,452     47,662    21,790      (2,010)  23,800
  6,025   4,797  5.91 5.86            Total long-term debt . . . . . . . ..  266,405    210,108    56,297       2,015   54,282
$34,774 $31,124  4.81 4.96            Total interest-bearing liabilities . 1,251,523  1,154,483    97,040     (35,140) 132,180

                 3.33 3.49       Interest rate spread
                                 Net yield on interest-earning assets
                 3.99 4.21       and net interest income . . . . . . . . .$1,203,343 $1,148,126  $ 55,217     (61,927) 117,144


* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense

** Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $100 million in 1996 and $11 million in 1995

    Interest-bearing liabilities increased $2.630 billion or 8 percent for the third period and $3.650 billion or 11.7 percent for the first nine months, while the average rate paid declined 28 basis points and 15 basis points, respectively. Interest expense was up $15.251 million or 3.7 percent from the second quarter, reflecting growth of $746 million or 2.2 percent in interest-bearing liabilities and a rise of 2 basis points in the average rate paid.

    Interest-bearing time deposits for the quarter and first nine months grew $1.521 billion or 7.9 percent and $2.254 billion or 12.3 percent, respectively. Gains in both periods occurred primarily in savings and money market savings, which expanded $1.044 billion or 15.6 percent for the three months and $1.118 billion or 17.5 percent year to date. Growth was fueled largely by Wachovia's Premiere account, a federally insured savings account offering money market rates. Good increases also occurred for the quarter and first nine months in large denomination certificates and foreign time deposits, with modest gains recorded in interest-bearing demand deposits. Savings certificates declined modestly for the quarter but remained largely unchanged year to date. Compared with the second quarter, interest-bearing time deposits increased $538 million or 2.6 percent, led by savings and money market savings, foreign time deposits and savings certificates.

    Short-term borrowings were lower by $494 million or 5.7 percent for the third period but were up $168 million or 2.1 percent year to date. Federal funds purchased and securities sold under repurchase agreements and commercial paper borrowings increased in both periods, while other short-term borrowings, largely short-term bank notes, declined. Short-term borrowings decreased modestly from the second quarter, primarily due to a reduction of short-term bank notes. The decline in short-term bank notes both year over year and from the second quarter reflects the corporation's decision to lengthen maturities of its debt instruments.

    Short-term bank notes are part of Wachovia Bank of North Carolina's $16 billion global bank note program, consisting of both short- and medium-term issues. At September 30, 1996, short-term bank notes totaled $266 million with an average cost of 5.38 percent and an average maturity of 8.9 months compared with $1.825 billion in outstandings with an average cost of 5.87 percent and an average maturity of 1.4 months one year earlier. Medium-term bank notes, classified as part of long-term debt, were $4.529 billion on the same date and had an average cost of 5.68 percent and an average maturity of 1.38 years versus $3.926 billion in outstandings with an average cost of 5.69 percent and an average maturity of 1.4 years at third-quarter close 1995. Included in medium-term bank notes at September 30, 1996 were $500 million of five-year floating rate bank notes issued in Europe in May and $100 million of two-year fixed rate notes issued in Europe in August. The floating rate notes were priced to yield three-month LIBOR plus 4 basis points to the investor, and the fixed rate notes have a coupon rate of 6.375 percent. In October 1996, an additional $250 million of fixed rate medium-term notes was issued in Europe. The notes have a 12-year maturity and a coupon rate of 7 percent. All of the medium-term bank notes are rated Aa2 by Moody's and AA+ by Standard & Poor's.

    Long-term debt increased $1.603 billion or 33 percent for the quarter and $1.228 billion or 25.6 percent for the first nine months. Growth occurred both in medium-term bank notes, up $1.062 billion or 28.2 percent for the third period and $739 million or 19.2 percent year to date, and in other long-term debt, which rose $541 million or 49.8 percent for the three months and $489 million or 51.9 percent for the first nine months. Other long-term debt includes $250 million of 30-year subordinated debentures with a 10-year put option issued in the fourth quarter of 1995. Long-term debt was higher by $325 million or 5.3 percent from the second quarter.

    Gross deposits averaged $26.281 billion for the third period and $26.028 billion for the first nine months, up $1.717 billion or 7 percent and $2.374 billion or 10 percent, respectively, from the same periods in 1995. Collected deposits, net of float, averaged $24.463 billion for the three months and $24.206 billion year to date, higher by $1.683 billion or 7.4 percent and $2.295 billion or 10.5 percent from the same respective periods a year earlier.

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

    The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of September 30, 1996, the model indicated the impact of a 200 basis point gradual rise in rates over 12 months would approximate a .7 percent decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a .7 percent increase from an unchanged rate environment.

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

    Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At September 30, 1996, the corporation had $1.752 billion notional amount of derivatives outstanding for asset and liability management purposes, all of which represent interest rate swaps. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing all transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.

    The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $10 million at September 30, 1996. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $18 million on the same date. Fair value details and additional asset and liability derivative information are included in the following tables.


  Estimated Fair Value of Asset and Liability Management Derivatives by Purpose

                                                                      September 30, 1996                 September 30, 1995
                                                      Notional  Fair Value  Fair Value  Net Fair Value Notional  Net Fair Value
$ IN MILLIONS                                           Value      Gains    (Losses)   Gains (Losses)   Value    Gains (Losses)
Convert floating rate liabilities to fixed:
 Swaps-pay fixed/receive floating ....................   $ 82       $  1        $ (3)        ($ 2)       $124        $ (3)

 Caps purchased-pay fixed/receive floating ...........    --         --          --           --           15         --



Convert fixed rate assets to floating:

 Swaps-pay fixed/receive floating ....................    370        --           (4)          (4)        402          (3)

 Forward starting swaps-pay fixed/receive floating ...     39        --           (2)          (2)         58          (4)



Convert fixed rate liabilities to floating:

 Swaps-receive fixed/pay floating ....................    400          2          (9)          (7)        200          (2)



Convert term liabilities with quarterly

 rate resets to monthly:

 Swaps-receive floating/pay floating .................    300        --          --           --          --          --



Convert floating rate assets to fixed:

 Swaps-receive fixed/pay floating ....................    311          2         --             2         218         --

 Index amortizing swaps-receive fixed/pay floating ...    250          5         --             5         325          12



  Total derivatives ..................................  $1,752       $10       ($18)          ($8)     $1,342         $--


         Maturity Schedule of Asset and Liability Management Derivatives
                               September 30, 1996


                                               Within                                                 Over                 Average
                                                 One        Two      Three       Four      Five       Five                  Life
        $ IN MILLIONS                           Year       Years      Years      Years      Years     Years       Total    (Years)
Interest rate swaps:
 Pay fixed/receive floating:
  Notional amount ........................     $   360    $    14    $    14    $    14    $     7    $    43    $     452    1.37
  Weighted average rates received ........        4.42%      5.82%      5.75%      5.72%      6.08%      5.59%        4.69%
 Weighted average rates paid .............        7.36       6.49       6.64       7.19       9.26       7.79         7.37

 Receive fixed/pay floating:
  Notional amount ........................     $   101    $   152    $   101    $   151    $   104    $   102    $     711    4.01
  Weighted average rates received ........        6.79%      6.58%      6.59%      7.42%      6.53%      6.37%        6.75%
 Weighted average rates paid .............        5.52       5.71       5.68       5.53       5.61       5.93         5.66

 Receive floating/pay floating:
  Notional amount ........................          --         --         --         --    $   300         --     $    300    4.68
 Weighted average rates received .........          --         --         --         --       5.56%        --         5.56%
 Weighted average rates paid .............          --         --         --         --       5.44         --         5.44

Index amortizing swaps:*
 Receive fixed/pay floating:
  Notional amount ........................     $    99    $   112    $    11    $    11    $    17          --     $   250    1.55
  Weighted average rates received ........        7.88%      8.47%      8.40%      8.07%      8.56%         --        8.22%
 Weighted average rates paid .............        5.68       5.63       5.64       5.66       5.63          --        5.65

Total interest rate swaps:
 Notional amount .........................     $  560     $   278    $   126    $   176    $   428    $   145    $   1,713    3.07
 Weighted average rates received .........        5.46%      7.30%      6.65%      7.32%      5.93%      6.13%        6.21%
Weighted average rates paid ..............        6.73       5.72       5.79       5.68       5.55       6.49         6.07

Forward starting interest rate swaps:
 Notional amount .........................          --         --         --         --         --    $    39    $      39    7.52
Weighted average rates received ..........          --         --         --         --         --       8.03%        8.03%

   Total derivatives (notional amount) ...     $   560    $   278    $   126    $   176    $   428    $   184    $   1,752    3.17

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

NONPERFORMING ASSETS
    Nonperforming assets at September 30, 1996 were $78.150 million or .25 percent of loans and foreclosed property. The total represented an increase of $2.701 million or 3.6 percent from one year earlier and was higher by $5.505 million or 7.6 percent from June 30, 1996.

    Real estate nonperforming assets included in the September 30, 1996 total were $61.689 million or .63 percent of real estate loans and foreclosed real estate. This compared with $60.813 million or .70 percent one year earlier and with $57.897 million or .62 percent at second-quarter close. Real estate nonperforming loans were $51.002 million at the end of the 1996 third quarter, $47.142 million one year earlier and $45.391 million at June 30, 1996.

    Commercial real estate nonperforming assets were $34.932 million or .68 percent of related loans and foreclosed real estate versus $32.904 million or
 .73 percent at third-quarter close 1995 and $34.498 million or .70 percent at the end of the second quarter. Included in these amounts were commercial real estate nonperforming loans of $29.171 million at September 30, 1996, $28.121 million one year earlier and $27.392 million at June 30, 1996.

NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                 TABLE 7
(thousands)


                                                                    Sept. 30     June 30      March 31       Dec. 31       Sept. 30
                                                                     1996        1996            1996          1995         1995
NONPERFORMING ASSETS
Cash-basis assets - domestic borrowers .............................61,283*    $   55,219    $   57,867    $   53,547    $   57,524
Restructured loans - domestic ......................................     -**        --            --             --             --
 Total nonperforming loans .........................................61,283         55,219        57,867        53,547        57,524
Foreclosed property:
 Foreclosed real estate ............................................12,852         15,162        17,209        14,468        16,651
 Less valuation allowance .......................................... 2,165          2,656         2,819         2,863         2,980
 Other foreclosed assets ........................................... 6,180          4,920         5,295         4,212         4,254
 Total foreclosed property .........................................16,867         17,426        19,685        15,817        17,925
 Total nonperforforming assets .....................................$78,150***    $72,645       $77,552       $69,364       $75,449

Nonperforming loans to period-end loans ............................   .19%           .18%          .19%          .18%          .20%
Nonperforming assets to period-end loans and foreclosed property ...   .25            .24           .26           .24           .26

Period-end allowance for loan losses times nonperforming loans .....  6.68X          7.41x         7.07x         7.63x         7.10x
Period-end allowance for loan losses times nonperforming assets ....  5.24           5.63          5.27          5.89          5.42

CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)
Domestic borrrowers ...............................................$53,304          $63,317      $57,415       $48,970       $47,058

  * Includes $20,154 of loans which have been defined as impaired per FASB Statement No. 114, Accounting for Impairment of a Loan
 ** Excludes $199 of loans which have been renegotiated at market rates and have been reclassified to performing status
*** Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $14,415; includes $3,535 of nonperforming assets on which interest and principal are paid current


PROVISION AND ALLOWANCE FOR LOAN LOSSES
    The provision for loan losses was $40.730 million for the quarter and $102.468 million for the first nine months, up $17.551 million or 75.7 percent and $28.849 million or 39.2 percent, respectively, from year-earlier periods and higher by $6.326 million or 18.4 percent from the 1996 second quarter. The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to a deterioration in credit conditions or change in risk profile.

    Net loan losses for the third period were $40.664 million or .53 percent annualized of average loans, an increase of $17.536 million or 75.8 percent from $23.128 million or .33 percent of average loans in the same three months of 1995. Year to date, net loan losses totaled $102.205 million or .45 percent of average loans, up $31.138 million or 43.8 percent from $71.067 million or .35 percent of loans a year earlier. Increases in both periods reflected higher losses primarily in consumer loans, with reduced recoveries also a factor for the third quarter. Compared with the second quarter, net loan losses rose $6.337 million or 18.5 percent, due largely to an increase in credit card and commercial charge-offs and to lower recoveries of real estate loan losses. Excluding credit cards, net loan losses totaled $6.460 million or .10 percent of average loans for the third quarter and $8.379 million or .04 percent for the first nine months versus net recoveries of $1.089 million or .02 percent and net losses of $7.979 million or .05 percent in the same respective periods of 1995 and net losses of $2.583 million or .04 percent in the 1996 second quarter.

    Credit card net charge-offs for the third period were $34.204 million or
3.20 percent annualized of average credit card receivables, up $9.987 million or
41.2 percent from $24.217 million or 2.38 percent a year earlier. For the first nine months, credit card net loan losses totaled $93.826 million or 3.06 percent of average credit card loans, an increase of $30.738 million or 48.7 percent from $63.088 million or 2.10 percent of average outstandings in the same period of 1995. Heavy debt burdens in the consumer sector are increasingly evident across the credit card industry as delinquencies and charge-offs continue to rise. Other retail loan net charge-offs, associated with direct and indirect retail loans, were $4.177 million or .50 percent of average related receivables for the quarter and $12.322 million or .49 percent year to date, higher by $1.624 million or 63.6 percent and $4.820 million or 64.2 percent, respectively, from year-earlier periods. Real estate loans had net recoveries of $1.384 million or .06 percent for the three months and $8.323 million or .12 percent for the first nine months versus net recoveries of $2.495 million or .12 percent and $403 thousand or .01 percent, respectively, in 1995.


ALLOWANCE FOR LOAN LOSSES (thousands)                                   TABLE 8


                                                                     1996                        1995            Nine Months Ended
                                                          Third     Second     First       Fourth     Third         September 30
                                                          Quarter    Quarter   Quarter    Quarter     Quarter    1996       1995
SUMMARY OF TRANSACTIONS
Balance at beginning of period .......................    $409,205  $408,928   $408,808   $408,684   $408,633   $408,808   $406,132
Additions from acquisitions ..........................       --          200       --         --         --          200       --
Provision for loan losses ............................     40,730     34,404     27,334     30,172     23,179    102,468     73,619
Deduct net loan losses:
 Loans charged off:
 Commercial ..........................................      2,748        324         65      1,662        431      3,137      2,621
 Credit card .........................................     38,783     36,343     31,902     29,292     27,424    107,028     72,684
 Other revolving credit ..............................      1,790      1,346      1,092      1,239      1,202      4,228      3,065
 Other retail ........................................      5,556      4,840      5,495      4,747      3,609     15,891     10,549
 Real estate .........................................        191      1,371        134      1,332        526      1,696      6,416
 Lease financing .....................................        348        235        377         56         99        960        836
 Foreign .............................................       --         --         --         --         --         --         --
  Total ..............................................     49,416     44,459     39,065     38,328     33,291    132,940     96,171
 Recoveries:
 Commercial ..........................................        666      1,198        860        894      2,561      2,724      4,656
 Credit card .........................................      4,579      4,599      4,024      3,365      3,207     13,202      9,596
 Other revolving credit ..............................        495        290        283        278        273      1,068        862
 Other retail ........................................      1,379      1,138      1,052        913      1,056      3,569      3,047
 Real estate .........................................      1,575      2,866      5,578      2,804      3,021     10,019      6,819
 Lease financing .....................................         58         41         54         26         45        153        116
 Foreign .............................................       --         --         --         --         --         --            8
  Total ..............................................      8,752     10,132     11,851      8,280     10,163     30,735     25,104
 Net loan losses .....................................     40,664     34,327     27,214     30,048     23,128    102,205     71,067
Balance at end of period* ............................   $409,271   $409,205   $408,928   $408,808   $408,684   $409,271   $408,684

NET LOAN LOSSES (RECOVERIES) BY CATEGORY
Commercial ..........................................     $ 2,082     $ (874) $   (795)   $    768 $   (2,130) $     413   $ (2,035)
Credit card .........................................      34,204      31,744   27,878      25,927     24,217     93,826     63,088
Other revolving credit ..............................       1,295       1,056      809         961        929      3,160      2,203
Other retail ........................................       4,177       3,702    4,443       3,834      2,553     12,322      7,502
Real estate .........................................      (1,384)     (1,495)  (5,444)     (1,472)    (2,495)    (8,323)      (403)
Lease financing .....................................         290         194      323          30         54        807        720
Foreign .............................................         --          --       --           --         --         --         (8)
   Total.............................................   $  40,664      $34,327  $27,214   $  30,048  $ 23,128  $102,205    $ 71,067

Net loan losses - excluding credit cards ............   $   6,460      $ 2,583  $  (664)    $ 4,121  $ (1,089) $   8,379   $  7,979

ANNUALIZED NET LOAN LOSSES (RECOVERIES)
 TO AVERAGE LOANS BY CATEGORY
Commercial ..........................................         .07%        (.03%)    (.03%)        .03%   (.07%)        -%     (.02%)
Credit card .........................................        3.20         3.14      2.82         2.73    2.38       3.06       2.10
Other revolving credit ..............................        1.46         1.19       .92         1.10    1.08       1.19        .86
Other retail ........................................         .50          .44       .54          .47     .32        .49        .32
Real estate .........................................        (.06)        (.07)     (.25)        (.07)   (.12)      (.12)      (.01)
Lease financing .....................................         .17          .13       .24          .03     .09        .18        .46
Foreign .............................................          --           --        --           --      --         --         --
Total loans .........................................         .53          .46       .37          .42     .33        .45        .35

Total loans - excluding credit cards ................         .10          .04      (.01)         .07    (.02)       .04        .05

Period-end allowance to outstanding loans ...........        1.30         1.33      1.37         1.40    1.41       1.30       1.41

*Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for Impairment of a Loan," of $1,453 at September 30, 1996, $791 at June 30, 1996, $883 at March 31, 1996, $916 at
December 31, 1995 and $916 at September 30, 1995

    Selected data on the corporation's managed credit card portfolio, which includes securitized loans, is presented in the following table.


                            Managed Credit Card Data

                                                       1996                              1995                Nine Months Ended
                                        Third        Second        First        Fourth        Third            September 30
$ IN THOUSANDS                          Quarter       Quarter      Quarter      Quarter      Quarter        1996          1995

Average credit card outstandings ......$4,895,000   $4,670,000    $4,583,000    $4,286,000    $4,189,000  $4,717,000   $ 4,129,000
Net loan losses .......................    39,370       36,733        32,359        29,164        24,832     108,462        64,208
Annualized net loan losses to
 average loans ........................      3.22%        3.15%         2.82%         2.72%         2.37%       3.07%         2.07%
Delinquencies (30 days or more)
 to period-end loans ..................      2.26         2.01          2.30          1.93          1.74        2.26          1.74

    At September 30, 1996, the allowance for loan losses was $409.271 million or
1.30 percent of period-end loans and 668 percent of nonperforming loans. This compared with $408.684 million, 1.41 percent and 710 percent, respectively, one year earlier and with $409.205 million, 1.33 percent and 741 percent, respectively, at June 30, 1996.

NONINTEREST INCOME
    Total other operating revenue grew $27.363 million or 16.1 percent for the third quarter and $86.666 million or 17.6 percent year to date, reflecting stronger sales efforts, focused technology enhancements and some new fee pricing. Good gains were achieved in both periods in all categories except mortgage fee income and trading account profits, with strong results particularly in deposit account service charges, credit card fee income, electronic banking and investment fee income. Total other operating revenue declined a modest $817 thousand or under 1 percent from the second quarter, which included a $9.575 million gain from the sale of the corporation's bond trustee business to The Bank of New York. Excluding this one-time gain, total other operating revenue increased $8.758 million or 4.6 percent from the second quarter.

    Deposit account service charge revenues rose $9.869 million or 18.8 percent for the third period and $26.062 million or 17 percent year to date. Increases occurred primarily in overdraft charges, commercial analysis fees and insufficient funds charges. Improved collections largely accounted for the rise in overdraft charges, while expanded sales contributed to the growth in commercial analysis fees.

    Credit card fee income increased $5.909 million or 19 percent and $11.468 million or 12.5 percent for the three and nine months, respectively. Gains in both periods largely reflected good growth in interchange income, higher overlimit charges and expanded net revenues received in the form of excess servicing fees on securitized loans.

    Electronic banking revenues, consisting of fees from debit card and ATM usage, were up $3.948 million or 44.1 percent for the third quarter and $9.765 million or 39 percent year to date. Growth was driven primarily by new surcharges on noncustomers for ATM usage and by higher levels of debit card interchange income.

    Investment fee income rose $1.455 million or 16.7 percent for the third period and $11.945 million or 62 percent for the first nine months. Gains in both periods largely reflected expanded sales of mutual funds through the corporation's investment counselors and increased loan syndication activity. Higher brokerage commission income also contributed to the growth year to date.

    Trust service revenues increased $2.132 million or 6.7 percent and $6.893 million or 7.2 percent for the quarter and first nine months, respectively. Gains reflected good growth in sales of personal trust services, higher fee schedules and increased market values for trust assets under management, including the corporation's proprietary Biltmore mutual funds. Corporate trust fees were largely unchanged for the quarter and first nine months and were impacted in both periods by the sale of the corporation's bond trustee business in April 1996.

    Trading account profits were up $430 thousand or 7.6 percent for the third period but remained lower by $2.234 million or 12.8 percent year to date. Improved bond market conditions in the third quarter expanded profits in all categories of trading account assets except government and agency securities. For the first nine months, profits in trading account assets were below year-earlier levels, principally due to first quarter weakness in the bond market. Income from foreign exchange trading decreased for the third period and year to date.

    Mortgage fee income declined modestly for the quarter and was down $6.481 million or 33.6 percent for the first nine months. The decrease year to date primarily reflected the loss of servicing fee income due to the sale of the corporation's mortgage servicing portfolio in June 1995. Losses on loan sales also contributed to the declines in both periods. Decreases were partially offset by higher levels of mortgage origination fees in both periods and by stronger gains year to date on sales of mortgage servicing rights.

    Remaining combined categories of total other operating revenue were up $3.790 million or 13.8 percent for the three months and $29.248 million or 41.1 percent for the first nine months. Insurance premiums and commissions increased $1.622 million or 53.3 percent for the quarter and $2.704 million or 27.8 percent year to date. Bankers' acceptance and letter of credit fees were higher by $799 thousand or 13.6 percent and $1.504 million or 8.8 percent for the third period and first nine months, respectively. Other service charges and fees rose $2.764 million or 49.3 percent for the quarter and $7.320 million or 41.5 percent for the nine months, principally due to contractual revenues received for servicing the corporation's securitized loan portfolios. Other income declined by $1.395 million or 10.7 percent for the quarter but rose $17.720 million or 66.6 percent year to date. Included in other income for the first nine months was the $9.575 million gain from the sale of the corporation's bond trustee business.

    Including investment securities gains and losses and the sale in 1995 of the corporation's mortgage servicing portfolio, total noninterest income was up $27.439 million or 16.1 percent for the quarter and $34.561 million or 6.3 percent year to date. Investment securities sales had net gains of $393 thousand for the third period and $872 thousand for the first nine months compared with net gains of $317 thousand and net losses of $26.048 million, respectively, in 1995. Investment securities net losses for the first nine months of 1995 included net losses of $26.236 million in the second quarter due to restructuring of the available-for-sale portfolio to improve yields. The sale of the corporation's mortgage servicing portfolio resulted in a net gain of $79.025 million, also in the second quarter of 1995.



NONINTEREST INCOME (thousands)                                         TABLE 9

                                                               1996                        1995              Nine Months Ended
                                                   Third     Second     First        Fourth     Third           September 30
                                                   Quarter    Quarter    Quarter       Quarter   Quarter        1996       1995
Service charges on deposit accounts ...............$62,278   $  60,928 $ 56,598     $55,371   $  52,409   $ 179,804   $ 153,742
Fees for trust services ............................33,872      34,508   34,345      34,689      31,740     102,725      95,832
Credit card income - net of interchange payments ...37,089      33,848   32,522      32,291      31,180     103,459      91,991
Electronic banking .................................12,910      12,582    9,340       9,412       8,962      34,832      25,067
Investment fee income ............................. 10,145      10,842   10,229       7,682       8,690      31,216      19,271
Mortgage fee income ................................ 4,099       4,289    4,401       4,050       4,269      12,789      19,270
Trading account profits - excluding interest ....... 6,076       5,698    3,452       8,238       5,646      15,226      17,460
Insurance premiums and commissions ................. 4,666       4,032    3,748       3,422       3,044      12,446       9,742
Bankers' acceptance and letter of credit fees ...... 6,684       6,109    5,898       6,003       5,885      18,691      17,187
Other service charges and fees ..................... 8,373       7,985    8,590       7,054       5,609      24,948      17,628
Other income .......................................11,586      17,774   14,982      18,077      12,981      44,342      26,622
  Total other operating revenue ...................197,778     198,595  184,105     186,289     170,415     580,478     493,812
Gain on sale of mortgage servicing portfolio .......  --          --        --          --          --           --      79,025
Investment securities gains (losses) ...............   393        (219)     698       2,554         317         872     (26,048)
  Total ...........................................$198,171   $198,376 $184,803    $188,843    $170,732    $581,350    $546,789

NONINTEREST EXPENSE
    Total noninterest expense increased $17.597 million or 5.9 percent for the third quarter and $46.280 million or 5.2 percent year to date. Growth in both periods was driven primarily by personnel expense, principally salaries. Combined net occupancy and equipment expense also rose for both the third period and first nine months, while other combined categories of noninterest expense edged up slightly for the three months but remained modestly lower year to date. Compared with the second quarter, noninterest expense increased $6.392 million or 2.1 percent, principally due to higher salaries expense. The corporation's overhead ratio measuring noninterest expense spending as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) declined to 51.6 percent for the third quarter and 52.4 percent for the first nine months from 52.9 percent and 54.1 percent, respectively, in 1995 and from 51.9 percent in the second quarter of 1996.

    Total personnel expense grew $12.211 million or 8 percent for the three months and $39.041 million or 8.7 percent year to date. Salaries expense rose $10.475 million or 8.2 percent for the third period and

$32.828 million or 8.9 percent for the first nine months, reflecting increased head count in growing business lines and the hiring of additional salesforce personnel. Full-time equivalent employees totaled 16,185 at September 30, 1996, up from 15,843 one year earlier. Benefits expense was up $1.736 million or 6.6 percent for the quarter and $6.213 million or 7.8 percent year to date, primarily due to higher retirement benefits costs and payroll taxes associated with an expanded salaries base.

    Combined net occupancy and equipment expense increased $4.831 million or
10.2 percent and $9.350 million or 6.5 percent for the three and nine months, respectively. Net occupancy expense was up $1.737 million or 8.1 percent for the quarter and $5.469 million or 8.7 percent year to date, largely due to increased building depreciation expense. Equipment expense rose $3.094 million or 12 percent for the third period and $3.881 million or 4.7 percent for the first nine months, driven primarily by higher depreciation and external equipment maintenance costs.

    Remaining combined categories of noninterest expense were up $555 thousand or under 1 percent for the quarter but decreased $2.111 million or less than 1 percent year to date. Regulatory agency fees and other bank services expenses dropped $8.057 million or 68.1 percent for the third period and $36.854 million or 85.7 percent for the first nine months, reflecting the phaseout of FDIC premiums for well capitalized banking institutions. Savings from the elimination of these insurance premiums have been offset by higher spending in areas primarily related to the corporation's growth initiatives, including outside data processing, programming and software expense for the quarter, and advertising and sales promotion spending and professional services expense year to date.

    On September 30, 1996, Congress enacted legislation mandating a one-time assessment to recapitalize the Savings Association Insurance Fund. The impact of this legislation was not material tothe corporation's noninterest expense or results of operations.


NONINTEREST EXPENSE (thousands)                                       TABLE 10


                                                                 1996                       1995              Nine Months Ended
                                                      Third     Second     First      Fourth     Third           September 30
                                                    Quarter     Quarter    Quarter    Quarter    Quarter     1996         1995
Salaries ...........................................$137,627  $ 132,438   $131,820   $129,673   $127,152  $ 401,885     $ 369,057
Employee benefits ................................... 27,882     27,724     29,798     22,405     26,146     85,404        79,191
  Total personnel expense ...........................165,509    160,162    161,618    152,078    153,298    487,289       448,248
Net occupancy expense ............................... 23,161     22,184     22,678     24,551     21,424     68,023        62,554
Equipment expense ................................... 28,844     28,054     28,931     27,753     25,750     85,829        81,948
Postage and delivery ................................  9,973      9,780     10,452      9,801      9,379     30,205        28,161
Outside data processing, programming and software ... 11,339     11,179     10,704     11,966      9,959     33,222        30,520
Stationery and supplies .............................  6,012      6,951      7,006      7,604      6,374     19,969        19,201
Advertising and sales promotion ..................... 14,442     15,502     17,071     16,869     14,334     47,015        33,493
Professional services ...............................  8,173     10,743      9,707     14,922      9,721     28,623        24,561
Travel and business promotion .......................  4,929      5,335      4,237      6,051      4,474     14,501        13,643
Regulatory agency fees and other bank services ......  3,781      1,320      1,053      6,576     11,838      6,154        43,008
Amortization of intangible assets ...................  1,095      1,098      1,078      1,190      1,210      3,271         7,397
Foreclosed property expense .........................   (370)       175       (126)       813       (146)      (321)          107
Other expense ....................................... 39,591     37,604     33,836     34,891     31,267     111,031       95,690
  Total ............................................$316,479   $310,087   $308,245   $315,065    $298,882   $934,811     $888,531

Overhead ratio ......................................   51.6%      51.9%      53.8%      54.6%      52.9%      52.4%         54.1%

INCOME TAXES
    Applicable income taxes increased $9.914 million or 15.3 percent for the quarter and $17.736 million or 8.8 percent year to date. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal debt securities and industrial revenue obligations. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well, and results in substantial interest savings for local governments and their constituents.

INCOME TAXES (thousands)                                               TABLE 11



                                                                                  Three Months Ended         Nine Months Ended
                                                                                     September 30              September 30
                                                                                    1996       1995          1996       1995
Income before income taxes .....................................................   $239,468    $216,238    $693,743  $658,523

Federal income taxes at statutory rate .........................................   $ 83,814    $ 75,683    $242,810  $230,483
State and local income taxes - net of federal benefit ..........................      2,755         952       9,010      (864)
Effect of tax-exempt securities interest and other income ......................    (10,187)    (11,799)    (30,783)  (33,404)
Other items ....................................................................     (1,510)        122      (1,123)    5,963
  Total tax expense ............................................................    $74,872     $64,958    $219,914  $202,178

Currently payable:
 Federal .......................................................................    $57,031     $60,398    $170,436  $213,143
 Foreign .......................................................................        242          59         506       183
 State and local ...............................................................      2,461         241       8,190    10,954
  Total ........................................................................     59,734      60,698     179,132   224,280
Deferred:
 Federal .......................................................................     13,363       3,026      35,474    (9,819)
 State and local ...............................................................      1,775       1,224       5,308   (12,283)
  Total ........................................................................     15,138       4,260      40,782   (22,102)
  Total  tax expense ...........................................................    $74,872     $64,958    $219,914   $202,178

FINANCIAL CONDITION AND CAPITAL RATIOS
    Assets at September 30, 1996 totaled $47.483 billion, including interest-earning assets of $42.036 billion and loans of $31.549 billion. Comparable amounts one year earlier were $44.101 billion of assets, $39.483 billion of interest-earning assets and $29.012 billion of loans. At June 30, 1996, total assets were $46.049 billion, interest-earning assets were $41.140 billion and loans were $30.673 billion.

    Deposits at the end of the 1996 third quarter were $27.436 billion, including $20.928 billion of time deposits, representing 76.3 percent of the total. Deposits one year earlier were $25.283 billion with $20.066 billion of time deposits or 79.4 percent of the total, and at June 30, 1996 they were $25.973 billion, including $20.515 billion of time deposits or 79 percent of the total.

    Shareholders' equity at September 30, 1996 was $3.729 billion, an increase of $111 million or 3.1 percent from $3.618 billion a year earlier and higher by $29 million or under 1 percent from the end of the second quarter of 1996. The total included $32.924 million, net of tax, of unrealized gains on securities available-for-sale marked to fair market value under FASB 115 at September 30, 1996 versus $44.430 million, net of tax, one year earlier and $24.066 million, net of tax, at June 30, 1996. At its meeting on October 25, 1996, the corporation's board of directors declared a fourth quarter dividend of $.40 per share, payable December 2 to shareholders of record on November 6, 1996. The dividend is higher by 11.1 percent from $.36 per share paid in the same three months of 1995. For the full year, the dividend will total $1.52 per share, an increase of 10.1 percent from $1.38 per share paid in 1995.

    The corporation was authorized by the board of directors on April 26, 1996 to repurchase up to 8 million shares of its common stock, replacing an earlier action on July 28, 1995 to repurchase up to 5 million shares. Share repurchase activity is part of the corporation's capital management strategy designed to enhance shareholder value over the long-term. In addition, repurchased shares will be used for various corporate purposes, including share issuance for the corporation's employee stock plans and dividend reinvestment plan. The corporation repurchased a total of 1,830,000 shares of its common stock in the third quarter at an average price of $46.769 per share for a cost of $85.588 million. As of September 30, 1996, 3,770,200 shares remained available for repurchase under the current authorization.

    Intangible assets totaled $40.451 million at September 30, 1996, consisting of $32.893 million of goodwill, $5.814 million of deposit base intangibles, $790 thousand of purchased credit card intangibles and $954 thousand of other intangibles. Comparable amounts one year earlier were $40.283 million of intangible assets with $29.844 million of goodwill, $7.342 million of deposit base intangibles, $1.725 million of purchased credit card intangibles and $1.372 million of other intangibles. The increase in goodwill at September 30, 1996 from one year earlier reflected the corporation's acquisition of First National Bankshares of Henry County, Inc., on April 1, 1996.

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

    Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.

    At September 30, 1996, the corporation's Tier I to risk-adjusted assets ratio was 8.92 percent with total capital 12.84 percent of risk-adjusted assets. The Tier I leverage ratio was 8.01 percent. All the corporation's banks are well-capitalized.


CAPITAL COMPONENTS AND RATIOS (thousands)                         TABLE 12


                                                                   1996                                 1995
                                                  Third           Second           First           Fourth         Third
                                                 Quarter          Quarter          Quarter          Quarter        Quarter
Tier I capital:
 Common shareholders' equity ............... $  3,729,194     $ 3,699,612     $  3,729,349     $  3,773,757     $  3,617,642
 Less ineligible intangible assets .........      32,893           33,312           29,099           29,472           29,844
 Unrealized gains on securities
 available-for-sale, net of tax ............     (32,924)         (24,066)         (57,338)        (116,113)         (44,430)
  Total Tier I capital .....................   3,663,377        3,642,234        3,642,912        3,628,172        3,543,368
Tier II capital:
 Allowable allowance for loan losses .......     409,271          409,205          408,928          408,808          408,684
 Allowable long-term debt ..................   1,198,177        1,198,837        1,204,191        1,208,479        1,018,003
  Tier II capital additions ................   1,607,448        1,608,042        1,613,119        1,617,287        1,426,687
  Total capital ............................$  5,270,825     $  5,250,276     $  5,256,031     $  5,245,459     $  4,970,055

Risk-adjusted assets .......................$ 41,047,310     $ 40,249,143     $ 38,803,497     $ 38,469,866     $ 38,011,712
Quarterly average assets ...................$ 45,777,699     $ 44,956,032     $ 44,434,973     $ 43,477,038     $ 42,572,976
Risk-based capital ratios:
Tier I capital .............................       8.92%            9.05%            9.39%            9.43%            9.32%
Total capital ..............................      12.84            13.04            13.55            13.64            13.08
Tier I leverage ratio*  ....................       8.01             8.12             8.22             8.36             8.34
Shareholders' equity to total assets .......       7.85             8.03             8.21             8.39             8.20


* Ratio excludes the average unrealized gains on securities available-for-sale, net of tax, of $24,358, $44,957, $114,386, $63,884 and $39,715, respectively

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                                September 30    December 31   September 30
$ IN THOUSANDS                                                     1996           1995           1995

ASSETS
Cash and due from banks ........................................  $ 3,011,456   $ 2,692,318   $ 2,516,429
Interest-bearing bank balances .................................      479,268       451,279       419,555
Federal funds sold and securities
 purchased under resale agreements .............................      306,725       144,105       347,962
Trading account assets .........................................    1,120,972     1,114,926     1,065,949
Securities available-for-sale ..................................    7,176,084     7,409,825     4,248,296
Securities held-to-maturity (market value of $1,461,686,
 $1,721,222 and $4,513,177, respectively)  .....................    1,403,972     1,619,480     4,388,758
Loans and net leases ...........................................   31,555,623    29,269,825    29,020,208
Less unearned income on loans ..................................        6,820         8,672         7,956
  Total loans ..................................................   31,548,803    29,261,153    29,012,252
Less allowance for loan losses .................................      409,271       408,808       408,684
  Net loans ....................................................   31,139,532    28,852,345    28,603,568
Premises and equipment .........................................      633,199       628,153       591,879
Due from customers on acceptances ..............................      899,094       883,825       608,825
Other assets ...................................................    1,312,543     1,185,058     1,309,884
   Total assets ................................................  $47,482,845   $44,981,314   $44,101,105

LIABILITIES
Deposits in domestic offices:
 Demand ........................................................   $6,508,075    $5,855,286    $5,208,185
 Interest-bearing demand .......................................    3,311,682     3,473,607     3,278,742
 Savings and money market savings ..............................    7,685,810     6,991,133     6,796,514
 Savings certificates ..........................................    6,599,683     6,613,238     6,641,131
 Large denomination certificates ...............................    2,264,559     2,671,759     2,401,901
 Noninterest-bearing time ......................................        5,169         3,334         5,695
  Total deposits in domestic offices ...........................   26,374,978    25,608,357    24,332,168
Deposits in foreign offices:
 Demand ........................................................            7         5,766         8,522
 Time ..........................................................    1,061,199       754,634       942,325
  Total deposits in foreign offices ............................    1,061,206       760,400       950,847
  Total deposits ...............................................   27,436,184    26,368,757    25,283,015
Federal funds purchased and securities
 sold under repurchase agreements ..............................    7,532,212     5,850,540     6,472,005
Commercial paper ...............................................      603,851       502,136       535,019
Other short-term borrowed funds ................................      645,218     1,720,592     2,080,499
Long-term debt:
 Bank notes ....................................................    4,529,212     4,088,326     3,925,550
 Other long-term debt ..........................................    1,641,858     1,334,702     1,084,663
  Total long-term debt .........................................    6,171,070     5,423,028     5,010,213
Acceptances outstanding ........................................      899,094       883,825       608,825
Other liabilities ..............................................      466,022       458,679       493,887
  Total liabilities ............................................   43,753,651    41,207,557    40,483,463

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
Authorized 50,000,000 shares; none outstanding ..................       --          --              --
Common stock, par value $5 per share:
 Issued 165,213,326, 170,358,504 and
 170,325,647, respectively ......................................    826,067       851,793       851,628
Capital surplus .................................................    500,613       713,120       714,051
Retained earnings ...............................................  2,369,590     2,092,731     2,007,533
Unrealized gains on securities available-for-sale, net of tax ...     32,924       116,113        44,430
  Total shareholders' equity ....................................  3,729,194     3,773,757     3,617,642
   Total liabilities and shareholders' equity .................. $47,482,845   $44,981,314   $44,101,105

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                 Three Months Ended          Nine Months Ended
                                                   September 30                September 30
$ IN THOUSANDS, EXCEPT PER SHARE                  1996        1995           1996          1995
INTEREST INCOME
Loans .........................................$  650,860   $  615,542   $1,880,491   $1,769,174
Securities available-for-sale:
 Other investments ............................   120,849       74,019      357,984      180,054
Securities held-to-maturity:
 State and municipal ..........................     4,913        7,923       16,327       27,398
 Other investments ............................    23,769       70,466       73,865      204,460
Interest-bearing bank balances ................     9,329          473       27,605          679
Federal funds sold and securities
 purchased under resale agreements ............     3,275        1,959        9,680        3,924
Trading account assets ........................    12,234       16,102       35,243       42,678
  Total interest income .......................   825,229      786,484    2,401,195    2,228,367
INTEREST EXPENSE
Deposits:
 Domestic offices .............................   208,017      205,948      617,163      558,780
 Foreign offices ..............................    13,676       11,299       37,810       28,309
  Total interest on deposits ..................   221,693      217,247      654,973      587,089
Short-term borrowed funds .....................   109,725      129,411      330,145      357,286
Long-term debt ................................    95,305       72,259      266,405      210,108
  Total interest expense ......................   426,723      418,917    1,251,523    1,154,483
NET INTEREST INCOME ...........................   398,506      367,567    1,149,672    1,073,884
Provision for loan losses .....................    40,730       23,179      102,468       73,619
Net interest income after
 provision for loan losses ....................   357,776      344,388    1,047,204    1,000,265
OTHER INCOME
Service charges on deposit accounts ...........    62,278       52,409      179,804      153,742
Fees for trust services .......................    33,872       31,740      102,725       95,832
Credit card income ............................    37,089       31,180      103,459       91,991
Electronic banking ............................    12,910        8,962       34,832       25,067
Investment fee income .........................    10,145        8,690       31,216       19,271
Mortgage fee income ...........................     4,099        4,269       12,789       19,270
Trading account profits .......................     6,076        5,646       15,226       17,460
Other operating income ........................    31,309       27,519      100,427       71,179
  Total other operating revenue ...............   197,778      170,415      580,478      493,812
Gain on sale of mortgage servicing portfolio ..      --           --           --         79,025
Investment securities gains (losses)  .........       393          317          872      (26,048)
  Total other income ..........................   198,171      170,732      581,350      546,789
OTHER EXPENSE
Salaries ......................................   137,627      127,152      401,885      369,057
Employee benefits .............................    27,882       26,146       85,404       79,191
  Total personnel expense .....................   165,509      153,298      487,289      448,248
Net occupancy expense .........................    23,161       21,424       68,023       62,554
Equipment expense .............................    28,844       25,750       85,829       81,948
Other operating expense .......................    98,965       98,410      293,670      295,781
  Total other expense .........................   316,479      298,882      934,811      888,531
Income before income taxes ....................   239,468      216,238      693,743      658,523
Applicable income taxes .......................    74,872       64,958      219,914      202,178
NET INCOME  ...................................  $164,596     $151,280     $473,829     $456,345
Net income per common share:
 Primary ......................................   $   .98      $   .88      $  2.79      $  2.65
 Fully diluted ................................   $   .97      $   .87      $  2.78      $  2.64
Average shares outstanding:
 Primary ......................................   167,966      171,793      169,758      171,993
 Fully diluted ................................   168,354      172,512      170,251      172,882

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                          Unrealized
                                                                                                                          Securities
                                                                      Common Stock                Capital      Retained     Gains
$ IN THOUSANDS, EXCEPT PER SHARE                            Shares                    Amount      Surplus       Earnings   (Losses)
PERIOD ENDED SEPTEMBER 30, 1995
Balance at beginning of year .........................    170,933,749           $    854,669   $    741,946   $  1,727,527 $(37,635)
Net income ...........................................                                                             456,345
Cash dividends declared on common
stock - $1.02 a share ................................                                                            (174,072)
Common stock issued pursuant to:
Stock option and employee benefit plans ..............        625,298                  3,126         12,442
Dividend reinvestment plan ...........................        271,933                  1,360          8,592
Conversion of debentures .............................        165,885                    829          2,355
Common stock acquired.................................     (1,671,218)                (8,356)       (51,249)
Unrealized gains on securities
available-for-sale, net of tax .......................                                                                       82,065
Miscellaneous ........................................                                                 (35)         (2,267)
Balance at end of period .............................    170,325,647           $    851,628   $    714,051   $  2,007,533 $ 44,430

PERIOD ENDED SEPTEMBER 30, 1996
Balance at beginning of year .........................    170,358,504           $    851,793   $    713,120   $  2,092,731 $116,113
Net income ...........................................                                                             473,829
Cash dividends declared on common
stock - $1.12 a share ................................                                                            (188,442)
Common stock issued pursuant to:
Stock option and employee benefit plans ..............        574,082                  2,870         22,153
Dividend reinvestment plan ...........................        240,824                  1,204          9,631
Conversion of debentures .............................        278,898                  1,395          3,968
Acquisition of bank ..................................        208,207                  1,041          9,003
Common stock acquired ................................     (6,447,189)               (32,236)      (257,260)
Unrealized losses on securities
available-for-sale, net of tax .......................                                                                      (83,189)
Miscellaneous ........................................                                                   (2)      (8,528)
Balance at end of period..............................    165,213,326                $826,067       $500,613  $2,369,590    $32,924

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Nine Months Ended
                                                                                                    September 30
$ IN THOUSANDS                                                                                  1996         1995
OPERATING ACTIVITIES
Net income ............................................................................   $   473,829      $ 456,345
Adjustments to reconcile net income to net cash provided by operations:
 Provision for loan losses ............................................................       102,468         73,619
Depreciation and amortization .........................................................        68,371         53,780
 Deferred income taxes (benefit)  .....................................................        40,782        (22,102)
Investment securities (gains) losses ..................................................          (872)        25,979
Gain on sale of noninterest-earning assets ............................................        (1,742)        (1,621)
Gain on sale of mortgage servicing portfolio ..........................................          --          (79,025)
Increase in accrued income taxes ......................................................        19,540         22,047
 Decrease (increase) in accrued interest receivable ...................................        13,148        (68,599)
Increase in accrued interest payable ..................................................         7,841         87,770
Net change in other accrued and deferred income and expense ...........................        (4,692)        78,819
 Net trading account activities .......................................................        (6,046)      (175,991)
 Net loans held for resale ............................................................       271,579       (216,831)
  Net cash provided by operating activities ...........................................       984,206        234,190

INVESTING ACTIVITIES
Net increase in interest-bearing bank balances ........................................       (27,989)      (412,792)
Net increase in federal funds sold and securities
 purchased under resale agreements ....................................................      (158,120)      (146,356)
Purchases of securities available-for-sale ............................................      (986,499)    (3,670,330)
Purchases of securities held-to-maturity ..............................................       (45,679)      (555,926)
Sales of securities available-for-sale ................................................       289,330      2,390,251
Calls, maturities and prepayments of securities available-for-sale ....................       800,032        681,106
Calls, maturities and prepayments of securities held-to-maturity ......................       265,593        349,887
Net increase in loans made to customers ...............................................    (2,645,861)    (2,979,765)
Capital expenditures ..................................................................       (84,996)      (113,131)
Proceeds from sales of premises and equipment .........................................        18,264         11,196
Proceeds from sale of mortgage servicing portfolio ....................................          --          142,011
Net increase in other assets ..........................................................      (124,368)       (81,583)
Business combinations .................................................................         2,814             --
  Net cash used by investing activities ...............................................    (2,697,479)    (4,385,432)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts .............................     1,176,186         19,595
Net (decrease) increase in certificates of deposit ....................................      (137,933)     2,194,162
Net increase in federal funds purchased and securities sold under repurchase agreements     1,681,672        573,607
Net increase in commercial paper ......................................................       101,715        128,313
Net (decrease) increase in other short-term borrowings ................................    (1,075,374)     1,073,159
Proceeds from issuance of bank notes...................................................     2,167,053        946,897
Maturities of bank notes...............................................................    (1,726,242)      (975,731)
Proceeds from issuance of other long-term debt ........................................       311,410        248,012
Payments on other long-term debt.......................................................          (320)          (384)
Common stock issued....................................................................        19,722         17,653
Dividend payments......................................................................      (188,442)      (174,072)
Common stock repurchased...............................................................      (286,332)       (56,025)
Net (decrease) increase in other liabilities ..........................................       (10,704)         2,370
  Net cash provided by financing activities ...........................................     2,032,411      3,997,556

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................       319,138       (153,686)
Cash and cash equivalents at beginning of year ........................................     2,692,318      2,670,115
Cash and cash equivalents at end of period ............................................   $ 3,011,456    $ 2,516,429

SUPPLEMENTAL DISCLOSURES
Unrealized (losses) gains on securities available-for-sale:
 (Decrease) increase in securities available-for-sale .................................   $  (136,735)   $   133,840
 Increase (decrease) in deferred taxes ................................................        53,546        (51,775)
 (Decrease) increase in shareholders' equity ..........................................       (83,189)        82,065

                                                                             25
WACHOVIA CORPORATION
RATIO OF EARNINGS TO FIXED CHARGES

                                       Nine Months
                                          Ended                Year Ended
                                      September 30,            December 31,
                                           1996                    1995
(A) Excluding interest on deposits
Earnings:
  Income before income taxes          $  693,743               $  868,868
  Less capitalized interest                                        (1,530)
  Fixed charges                          606,791                  768,982
                                       ---------                ---------
    Earnings as adjusted              $1,300,534               $1,636,320
                                       =========                =========

Fixed charges:
  Interest on purchased and other
    short term borrowed funds         $  330,145               $  467,007
  Interest on long-term debt             266,405                  288,646
  Portion of rents representative
    of the interest factor (1/3) of
    rental expense                        10,241                   13,329
                                       ---------                ---------
     Fixed charges                    $  606,791               $  768,982
                                       =========                =========

Ratio of earnings to fixed charges         2.14X                    2.13X

(B) Including interest on deposits:
  Adjusted earnings from (A) above    $1,300,534                $1,636,320
  Add interest on deposits               654,973                   823,454
                                       ---------                 ---------
Earnings as adjusted                  $1,955,507                $2,459,774
                                       =========                 =========

Fixed charges:
  Fixed charges from (A) above        $  606,791                $  768,982
  Interest on deposits                   654,973                   823,454
                                       ---------                 ---------
Adjusted fixed charges                $1,261,764                $1,592,436
                                       =========                 =========

Adjusted earnings to adjusted fixed
  charges                                  1.55X                     1.54X

                                               1996 FORM 10-Q
    United States Securities and Exchange Commission
    Washington, DC 20549
    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the Quarterly Period Ended September 30, 1996
    Commission File Number 1-9021

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

    As of September 30, 1996, Wachovia Corporation had 165,213,326 shares of common stock outstanding.

    Wachovia Corporation (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the financial supplement for the quarter ended September 30, 1996 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.


PART I      FINANCIAL INFORMATION
Item 1        FINANCIAL STATEMENTS (UNAUDITED)                             PAGE
                Selected Period-End Data . . . . . . . . . . . . . . . . .   3
                Common Stock Data - Per Share . . . . . . . . . . . . . . .  3
                Consolidated Statements of Condition. . . . . . . . . . . . 22
                Consolidated Statements of Income . . . . . . . . . . . . . 23
                Consolidated Statements of
                   Shareholders' Equity . . . . . . . . . . . . . . . . . . 24
                Consolidated Statements of Cash Flows. . . . . . . . . .  . 25
Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .  4-21

PART II       OTHER INFORMATION
Item 6        EXHIBITS AND REPORTS ON FORM 8-K
      a)4     Indenture dated as of August 15, 1996 between Wachovia
              Corporation and The Chase Manhattan Bank, as Trustee, relating to
              Senior Securities (Exhibit 4 (a) of Post-Effective Amendment No. 1
              to Form S-3 (Shelf) Registration Statement of Wachovia
              Corporation, File No. 33-6280).
      11      "Computation of Earnings per Common Share" is presented as Table 3 on page 6 of the third quarter 1996 financial supplement.
      12      Statement setting forth computation of ratios of earnings to fixed charges.
      19      "Unaudited Consolidated Financial Statements," listed in Part I,
              Item 1, do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the third quarter of
              1996 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.
      27      Financial Data Schedule (for SEC purposes only).
b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended September 30, 1996.
SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION


November 13, 1996 ROBERT S. McCOY, JR.       November 13, 1996 DONALD K. TRUSLOW
                  Robert S. McCoy, Jr.                         Donald K. Truslow
                  Executive Vice President                     Comptroller
                  and Chief Financial Officer

WACHOVIA                                                          BULK RATE
                                                              U.S. POSTAGE PAID
Wachovia Corporation                                                 WACHOVIA
P.O. Box 3099                                                      CORPORATION
Winston-Salem, NC 27150

#11-32