Form 10-K405
period 1996-12-31
WACHOVIA CORP/ NC
filed 1997-03-26
CIK 774203

1996 FORM 10-K

       United States Securities and Exchange Commission
       Washington, DC 20549
       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Fiscal Year Ended December 31, 1996
       Commission File Number 1-9021

WACHOVIA CORPORATION

       Incorporated in the State of North Carolina
       IRS Employer Identification Number 56-1473727
       Address and Telephone:
            100 North Main Street, Winston-Salem, North Carolina 27101, (910) 770-5000
         191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

             Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
          As of February 6, 1997, Wachovia Corporation had 163,441,575 shares of common stock outstanding. The aggregate market value of Wachovia Corporation common stock held by nonaffiliates on February 6, 1997 was approximately $9.433 billion and the number of shares held by nonaffiliates was 163,347,856.
          Wachovia Corporation has (1) filed all reports required to be filed by
       Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Wachovia Corporation's Proxy Statement for its 1997 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1997 are incorporated by reference into Part III of this report. Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Annual Report expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.

PART I                                                     PAGE
Item 1     Business
             Description of Business............3, 14-41, 72-74
             Subsidiaries of Wachovia
                Corporation...................................2
             Average Balance Sheets/
                Interest/Rates.................64-65, 68-69, 70
             Volume and Rate
                Variance Analysis........................17, 40
             Securities......................................19
             Loans............................18, 26, 50-51, 71
             Allowance for Loan Losses
                and Loan Loss Experience..............26-28, 40
             Deposits......................20-21, 24, 64-65, 70
             Return on Equity and Assets.....................70
             Short-Term Borrowed Funds.......................24
Item 2     Properties.........................................2
Item 3     Legal Proceedings..............................57-58
Item 4     Submission of Matters to a Vote
             of Security Holders...........................None
PART II
Item 5     Market for Registrant's Common
             Equity and Related
             Stockholder Matters..........................72-73
Item 6     Selected Financial Data....................66-67, 71
Item 7     Management's Discussion and
             Analysis of Financial
             Condition and Results
             of Operations................................14-41
Item 8     Financial Statements and
             Supplementary Data...........................35-63
Item 9     Changes in and Disagreements
             with Accountants on
             Accounting and Financial
             Disclosure....................................None
PART III
Item 10    Directors and Executive
             Officers of the Registrant.........Proxy Statement
Item 11    Executive Compensation...............Proxy Statement
Item 12    Security Ownership of
             Certain Beneficial Owners
             and Management.....................Proxy Statement
Item 13    Certain Relationships
             and Related Transactions...........Proxy Statement
PART IV
Item 14    Exhibits, Financial Statement
             Schedules and Reports on
             Form 8-K........................................3,8-12

SUBSIDIARIES OF WACHOVIA CORPORATION

The following table sets forth the subsidiaries of Wachovia Corporation on December 31, 1996. The common stock of each of these subsidiaries is 100 percent owned by its parent. The financial statements of all subsidiaries are included in the consolidated statements of Wachovia Corporation and subsidiaries.

                                        Organized under the                                               Organized under the
                                         laws of the state                                                 laws of the state
                                                of:                                                               of:

Wachovia Bank of North Carolina, N.A.    the United States   Wachovia Mortgage Company                     North Carolina
  Wachovia International                                       New Salem, Inc.                             North Carolina
     Banking Corporation                 the United States*  Wachovia Investments, Inc.                    North Carolina
  Wachovia Leasing Corporation           North Carolina      Wachovia Corporate Services, Inc.             North Carolina
  Wachovia Auto Leasing Company                              Wachovia Operational Services
     of North Carolina                   North Carolina        Corporation                                 North Carolina
  Wachovia Insurance Services of                             Wachovia Trust Services, Inc.                 North Carolina
     North Carolina, Inc.                North Carolina      The First National Bank of
  Greenville Agricultural Credit                               Atlanta (Delaware)                          the United States
     Corporation                         North Carolina      Wachovia Bank Card Services, Inc.             Delaware
  City Loans, Inc.                       North Carolina      First Atlanta Corporation                     Georgia
  WOC Company                            North Carolina      FA Investment Company                         Georgia
Wachovia Bank of Georgia, N.A.           the United States   Financial Life Insurance Company
  First Bank Building Corp.              Georgia               of Georgia                                  Georgia
  First Atlanta Services Corporation     Delaware            The Wachovia Insurance Agency
  Wachovia Auto Leasing Company                                of Georgia, Inc.                            Georgia
     of Georgia                          Georgia             FAIRCO Properties, Inc.                       Georgia
  WMCS, Inc.                             Georgia             First Atlanta Lease Liquidating Corporation   Georgia
  Wachovia Capital Associates, Inc.      Georgia             Wachovia Corporation of Florida               Florida
Wachovia Bank of South Carolina, N.A.    the United States   Wachovia Corporation of Alabama               Alabama
  Wachovia Insurance Services of                             Wachovia Corporation of Tennessee             Tennessee
     South Carolina, Inc.                South Carolina      Wachovia Capital Markets, Inc.                Georgia
  First National Properties, Inc.        South Carolina      Wachovia International Capital Corporation    Georgia
  South Carolina National OREO, Inc.     South Carolina
Southern Provident Life
  Insurance Company                      Arizona
Atlantic Savings Bank, FSB               the United States
     Atlantic Mortgage Corporation                           * Organized under the Chapter 25(a) of the Federal Reserve Act
       of South Carolina, Inc.           South Carolina        of the United States

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

Wachovia Bank of South Carolina, N.A., occupies approximately 15,660 square feet of office space in the Palmetto Center at 1426 Main Street, Columbia, South Carolina, under a lease expiring November 2003.

The table on page 3 lists the number of banking offices. The Corporation's banking subsidiaries own in fee 342 offices while the others are leased or are located on leased land. The approximate lease terms range from one to fifty years on these properties. In addition, the Corporation's banking subsidiaries own in fee or lease a number of multistory office buildings which house supporting services. Other subsidiaries of the Corporation maintain leased office space in cities in which they conduct their respective operations.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits -- The index of exhibits has been filed as separate pages of the 1996 Form 10-K. Copies of the exhibit list or of Exhibits are available upon request to: Corporate Reporting, Wachovia Corporation, P.O. Box 3099, Winston-Salem, North Carolina 27150. A copying fee will be charged for the Exhibits.

Financial Statement Schedules -- Omitted due to inapplicability or because the required information is shown in the Financial Statements or the Notes thereto.

Reports on Form 8-K -- No reports on Form 8-K were filed during the year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1997.

WACHOVIA CORPORATION
ROBERT S. McCOY, JR.
Robert S. McCoy, Jr.
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 1997.

L.M. BAKER, JR.
L.M. Baker, Jr.
President and Chief Executive Officer

ROBERT S. McCOY, JR.
Robert S. McCoy, Jr.
Executive Vice President and
Chief Financial Officer

DONALD K. TRUSLOW
Donald K. Truslow
Comptroller
The Directors of Wachovia Corporation (listed below) have executed a power of attorney appointing Kenneth W. McAllister, their attorney-in-fact, empowering him to sign this report on their behalf:

John G. Medlin, Jr.             James W. Johnston
Rufus C. Barkley, Jr.           Wyndham Robertson
John L. Clendenin               Herman J. Russell
Lawrence M. Gressette, Jr.      Sherwood H. Smith, Jr.
Thomas K. Hearn, Jr.            Charles McKenzie Taylor
W. Hayne Hipp                   John C. Whitaker, Jr.
Robert M. Holder, Jr.           .
Donald R. Hughes


                           KENNETH W. McALLISTER
                           Kenneth W. McAllister
                           Attorney-in-Fact

PART III

ITEM 10.  Directors and Executive Officers of the Registrant


The names, ages and positions of the executive officers of Wachovia as of January 31, 1997 are shown below along with their business experience during the past five years and the year of their employment with Wachovia and subsidiaries. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The required information for the directors is included in the Proxy Statement.


Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

L. M. Baker, Jr., 54               Chief Executive Officer of Wachovia
President and Chief                Corporation since January 1994; President
Executive Officer Wachovia         of Wachovia Corporation since 1993; Chief
Corporation; Chairman of           Operating Officer of Wachovia Corporation,
the Board Wachovia Bank            February - December 1993; Executive Vice
of North Carolina, N.A.;           President of Wachovia Corporation until
Director of Wachovia               January 1993; President and Chief
Corporation, Wachovia Bank         Executive Officer of Wachovia Corporation
of Georgia, N.A., and              of North Carolina, January 1990 - March
Wachovia Bank of South             1993; President and Chief Executive
Carolina, N.A.                     Officer of Wachovia Bank of North
                                   Carolina, N.A., January 1990 - May 1993;
                                   Executive Vice President of Wachovia
                                   Corporation of North Carolina until
                                   December 1989; Executive Vice President of
                                   Wachovia Bank of North Carolina, N.A.
                                   until December 1989.  Employed in 1969.


Mickey W. Dry, 57                  Executive Vice President and Chief Credit
Executive Vice President           Officer of Wachovia Corporation since
and Chief Credit Officer           November 1989; Executive Vice President of
Wachovia Corporation;              Wachovia Bank of North Carolina, N.A.
Executive Vice President           since October 1989; Senior Vice President/
Wachovia Bank of North             Group Executive of Wachovia Bank of North
Carolina, N.A.                     Carolina, N.A. until 1989.  Employed in
                                   1961.

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

Hugh M. Durden, 53                 Executive Vice President of Wachovia
Executive Vice President           Corporation since 1994; President of
Wachovia Corporation,              Wachovia Corporate Services, Inc. since
Wachovia Bank of North             July 1994; President of Wachovia Trust
Carolina, N.A.; President          Services, Inc., January-June 1994;
Wachovia Corporate Services,       Executive Vice President of Wachovia
Inc.                               Bank of North Carolina, N.A.; Western
                                   Division Executive, Wachovia Bank of
                                   North Carolina, N.A., 1991-1994; Regional
                                   Vice President, Southern Region, Wachovia
                                   Bank of North Carolina, N.A., 1989-1991.
                                   Employed in 1972.


Walter E. Leonard, Jr. 51          Executive Vice President of Wachovia
Executive Vice President           Corporation since October 1988;
Wachovia Corporation,              Executive Vice President of Wachovia
Wachovia Bank of Georgia,          Bank of Georgia, N.A.; President of
N.A.; President Wachovia           Wachovia Operational Services Corporation.
Operational Services               Employed in 1965.
Corporation


Kenneth W. McAllister, 48          Executive Vice President of Wachovia
Executive Vice President           Corporation since January 1994; General
and General Counsel                Counsel of Wachovia Corporation;
Wachovia Corporation               Secretary of Wachovia Corporation
                                   until October 1992. Employed in 1988.


Robert S. McCoy, Jr., 58           Executive Vice President of Wachovia
Executive Vice President and       Corporation since January 1992; Chief
Chief Financial Officer            Financial Officer of Wachovia Corporation
Wachovia Corporation               since September 1992; Comptroller of
                                   Wachovia Corporation, January 1992 - August
                                   1992; President of South Carolina National
                                   Corporation until 1992; Vice Chairman and
                                   Chief Financial Officer of Wachovia Bank of South Carolina, N.A., 1990 - 1992;
                                   Executive Vice President and Chief Financial
                                   Officer of Wachovia Bank of South Carolina,
                                   N.A., until 1990. Employed in 1984.

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

G. Joseph Prendergast, 51          Executive Vice President of Wachovia
Executive Vice President           Corporation since October 1988;
Wachovia Corporation;              Chairman of Wachovia Bank of Georgia,
Chairman Wachovia Bank of          N.A. since January 1994; Chairman
Georgia, N.A. and Wachovia         of Wachovia Bank of South Carolina,
Bank of South Carolina, N.A.;      N.A. since July 1995;  President and
Director Wachovia Bank             Chief Executive Officer of Wachovia
of Georgia, N.A., Wachovia         Bank of Georgia, N.A., January 1993-
Bank of North Carolina, N.A.,      January 1995; President and Chief
and Wachovia Bank of South         Executive Officer of Wachovia
Carolina, N.A.                     Corporate Services, Inc. until
                                   July 1994; President and Chief
                                   Executive Officer of Wachovia
                                   Corporation of Georgia, January 1993-
                                   March  1993; Executive Vice President
                                   of Wachovia Bank of Georgia, N.A.,
                                   1989-1993; Executive Vice President of
                                   Wachovia Bank of North Carolina,
                                   N.A. until 1989. Employed in 1973.

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

Richard B. Roberts, 53             Executive Vice President and
Executive Vice President and       Treasurer of Wachovia Corporation
Treasurer Wachovia                 since April 1990; Executive Vice
Corporation; Executive Vice        President of Wachovia Bank of
President Wachovia Bank of         North Carolina, N.A.
North Carolina, N.A.               Employed in 1967.



Donald K. Truslow, 38              Comptroller of Wachovia Corporation
Senior Vice President and          since June 1996; Senior Vice
Comptroller Wachovia               President of Wachovia Corporation
Corporation                        since April 1996; Executive Vice
                                   President, Wachovia Corporate
                                   Services, September 1995-April 1996;
                                   Executive Vice President and Chief
                                   Credit Officer, Wachovia Bank of
                                   South Carolina, N.A., January 1992-
                                   September 1995; Senior Vice
                                   President, Wachovia Bank of North
                                   Carolina, N.A., 1991.  Employed in
                                   1980.



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

           4.9 Indenture dated as of March 1, 1993 between Wachovia Corporation and CoreStates Bank, National Association, as Trustee, relating to subordinated debt securities (Exhibit 4 to S-3 (Shelf) Registration Statement of Wachovia Corporation, File No. 333-06319*).
           4.10 Indenture dated as of August 15, 1996 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee, relating to senior securities (Exhibit 4 (a) of Post-Effective Amendment No. 1 to Form S-3 (Shelf) Registration
                  Statement of Wachovia Corporation, File No. 33-6280*).
           10.1 Deferred Compensation Plan of Wachovia Bank of North Carolina,
                  N.A. (Exhibit 10.1 to Report on Form 10-K of Wachovia
                  Corporation for the fiscal year ended December
                  31,1992, File No. 1-9021*).
           10.2 1983 Amendment to Deferred Compensation Plan described in
                  Exhibit 10.1 hereto (Exhibit 10.2 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December
                  31, 1992, File No. 1-9021*).
           10.3 1986  Amendment  to Deferred  Compensation  Plan  described in
                  Exhibit 10.1 hereto (Exhibit 10.9 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
           10.4 1986 Senior Management Stock Option Plan of Wachovia Corporation (Exhibit 10.20 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
           10.5 1987 Declaration of Amendment to 1986 Senior Management Stock Option Plan described in Exhibit 10.4 hereto (Exhibit 10.21 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
           10.6 1996 Declaration of Amendment to 1986 Senior Management Stock Option Plan as described in Exhibit 10.4 hereto.
           10.7 Senior Management Incentive Plan of Wachovia Corporation as amended through April 22, 1994 (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1994, File No. 1-9021*).
           10.8 Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).
           10.9 Employment Agreements between Wachovia Corporation and Messrs.
                  L. M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast, Hugh M. Durden and Walter E. Leonard, Jr. (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
           10.10 Amendment to Employment Agreements described in Exhibit 10.9 hereto (Exhibit 10.14 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).

          10.11 Amendment to Employment Agreements described in Exhibit 10.9 hereto with L.M. Baker, Jr., Robert S. McCoy, Jr., G.
                  Joseph Prendergast and Walter E. Leonard, Jr.
          10.12 Amendment to Employment Agreement described in Exhibit 10.9 hereto with Hugh M. Durden.
          10.13 Agreement between Wachovia Corporation and Mr. John G.
                  Medlin, Jr. (Exhibit 10.16 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
          10.14 Amendment to Agreement between Wachovia Corporation and Mr.
                  John G. Medlin, Jr. described in Exhibit 10.13 hereto(Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).
          10.15 Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr.(Exhibit 10.18 to
                  Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).
          10.16 Amendment  to  Executive  Retirement  Agreement  described  in
                  Exhibit 10.15 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
          10.17 Amendment to Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).
          10.18 Amendment to Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).
          10.19 Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr., G. Joseph Prendergast, Walter
                  E. Leonard, Jr., and Hugh M. Durden, dated as of January
                  27, 1995 (Exhibit 10.1 to Quarterly Report on Form
                  10-Q of Wachovia Corporation for the quarter ended
                  June 30, 1995, File No. 1-9021*).
          10.20 Executive Retirement Agreement between Wachovia Corporation and Mr. Robert S. McCoy, Jr. (Exhibit 10.2 to Quarterly
                  Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).
          10.21 Amendment to Executive Retirement Agreements described in Exhibits 10.19 and 10.20 hereto.
          10.22 Senior Management and Director Stock Plan of Wachovia Corporation (Exhibit 10 to Quarterly Report on Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File No. 1-9021*).

          10.23 1990  Declaration  of  Amendment  to  Senior   Management  and
                  Director  Stock  Plan as  described  in Exhibit  10.22  hereto
                  (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for fiscal year ended December 31, 1989, File No. 1-9021*).
          10.24 1996 Declaration of Amendment to Senior Management and
                  Director Stock Plan as described in Exhibit 10.22 hereto.
          10.25 Deferred Compensation Plan for the Board of Directors of Wachovia Corporation (Exhibit 10.19 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
          10.26 1996 Declaration of Amendment to Deferred Compensation Plan for the Board of Directors of Wachovia Corporation described in
                  Exhibit 10.25 hereto.
          10.27 Retirement Pay Plan for Directors of Wachovia Corporation (Exhibit 10.21 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1990, File No. 1-9021*).
          10.28 Amendment to Retirement Pay Plan for Directors of Wachovia Corporation described in Exhibit 10.27 hereto.
          10.29 Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South
                  Carolina National Corporation for the fiscal year ended December 31, 1986, File No. 0-7042*).
          10.30 Amendment to Deferred  Compensation  Plan described in Exhibit
                  10.29 hereto (Exhibit 19(b) to Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).
          10.31 Amendment to Deferred  Compensation  Plan described in Exhibit
                  10.29 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).
          10.32 Amendment to Deferred Compensation Plan described in Exhibit
                  10.29 hereto (Exhibit 10.35 to Report on Form 10-K of
                  Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
          10.33 Agreement for Deferral of Directors' Fees (Exhibit 10(b) to S-14 Registration Statement of South Carolina National Corporation, No. 2-89011*).
          10.34 Amendment  to  Agreement  for  Deferral  of  Directors'   Fees
                  described in Exhibit 10.33 hereto (Exhibit 10.39 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).
          10.35 Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement No. 033-53325*).
          10.36 Amendment to Wachovia Corporation Stock Plan described in
                  Exhibit 10.35 hereto.
          10.37 Wachovia Corporation Director Deferred Stock Unit Plan.

          10.38 Wachovia Corporation Incentive Plan Deferral Arrangement (Exhibit 10.35 to Report on Form 10-K of Wachovia
                  Corporation for the fiscal year ended December 31, 1995,
                  File No. 1-9021*).
          10.39 Wachovia Corporation Executive Insurance Plan (Exhibit 10.36 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).
          10.40 Form 11-K of the Wachovia Corporation Retirement Savings and Profit-Sharing Plan, to be filed as an amendment to Form 10-K for the year ended December 31, 1996.
          11    Computation of Earnings Per Share (Note O to 1996 Consolidated
                  Financial Statements of Wachovia Corporation and Subsidiaries, page 61 of 1996 Annual Report to Shareholders*).
          12    Statement setting forth computation of ratio of earnings to fixed charges.
          13    Wachovia Corporation 1996 Annual Report to Shareholders,  with the Report of Independent Auditors therein being manually signed in one copy by Ernst & Young LLP. (Except for those portions thereof which are expressly incorporated by reference herein, this report is not "filed" as a part of this Report on Form 10-K).
          21    Subsidiaries of the Registrant (listed under  "Subsidiaries of
                  Wachovia Corporation" and included on page 2 of Report on Form 10-K for the fiscal year ended December 31, 1996*).
          23    Consent of Ernst & Young LLP.
          24    Power of Attorney.
          27    Financial Data Schedule (for SEC purposes only).


       *  Incorporated by reference.