Form 10-Q
period 1997-03-31
WACHOVIA CORP/ NC
filed 1997-05-15
CIK 774203

1997 FORM 10-Q

       United States Securities and Exchange Commission
       Washington, DC 20549
       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended March 31, 1997
       Commission File Number 1-9021

WACHOVIA CORPORATION

       Incorporated in the State of North Carolina
       IRS Employer Identification Number 56-1473727
       Address and Telephone:
            100 North Main Street, Winston-Salem, North Carolina 27101, (910) 770-5000
            191 Peachtree Street NE, Atlanta, Georgia 30303, (404) 332-5000

             Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
             As of March 31, 1997, Wachovia Corporation had 161,558,786 shares of common stock outstanding.
             Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the financial supplement for the quarter ended March 31, 1997 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

PART I     FINANCIAL INFORMATION
Item 1     FINANCIAL STATEMENTS (UNAUDITED)          PAGE
             Selected Period-End Data.........................3
             Common Stock Data -- Per Share...................3
             Consolidated Statements of Condition............22
             Consolidated Statements of Income...............23
             Consolidated Statements of
                Shareholders' Equity.........................24
             Consolidated Statements of Cash Flows...........25
Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.................................4-21

PART II     OTHER  INFORMATION
Item 6      EXHIBITS AND REPORTS ON FORM  8-K
            a)    3.2     Bylaws of the Registrant as amended.

                  4 Instruments defining the rights of security holders, including indentures.*

                  4.1 Indenture between Wachovia Corporation, Wachovia Capital Trust II and First National Bank of Chicago, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). (Exhibit 4 (c) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365.)

                  4.2 Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities (Exhibit 4 (b) (iv) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).

                  4.3 Preferred Securities Guarantee Agreement of Wachovia Corporation (Exhibit 4 (g) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).

                  10 Amended and Restated Employment Agreements with L.M. Baker, Jr., G. Joseph Prendergast, Walter E. Leonard, Jr., and Robert S. McCoy, Jr.

                  11 "Computation of Earnings per Common Share" is presented as Table 3 on page 6 of the first quarter 1997 financial supplement.


                  12 Statement setting forth computation of ratio of earnings to fixed charges.

                  19 "Unaudited Consolidated Financial Statements," listed in Part I, Item 1 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the first quarter of 1997 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

                  27      Financial Data Schedule (for SEC purposes only).

            b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended March 31, 1997.

*Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.

SIGNATURES

       Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

                  May 14, 1997   ROBERT S. McCOY, JR.
                                    Robert S. McCoy, Jr.
                                    Executive Vice President
                                    and Chief Financial Officer

                  May 14, 1997   DONALD K. TRUSLOW
                                    Donald K. Truslow
                                    Comptroller

                                                    (WACHOVIA LOGO APPEARS HERE)

                              FINANCIAL SUPPLEMENT

                                 AND FORM 10-Q

                               FIRST QUARTER 1997

WACHOVIA CORPORATION DIRECTORS AND OFFICERS

DIRECTORS

L. M. BAKER, JR.
President and
Chief Executive Officer

JOHN G. MEDLIN, JR.
Chairman of the Board

JOHN L. CLENDENIN
Chairman of the Board
BellSouth Corporation

LAWRENCE M. GRESSETTE, JR.
Chairman of the
Executive Committee
SCANA Corporation

THOMAS K. HEARN, JR.
President
Wake Forest University

GEORGE W. HENDERSON III
President and
Chief Executive Officer
Burlington Industries, Inc.

W. HAYNE HIPP
President and
Chief Executive Officer
The Liberty Corporation

ROBERT M. HOLDER, JR.
Chairman
RMH Group, LLC

ROBERT A. INGRAM
President and
Chief Executive Officer
Glaxo Wellcome Inc.

JAMES W. JOHNSTON
President and
Chief Executive Officer
Stonemarker Enterprises, Inc.

WYNDHAM ROBERTSON
Writer and Retired
Vice President, Communications
University of North Carolina

HERMAN J. RUSSELL
Chairman of the Board
H.J. Russell & Company

SHERWOOD H. SMITH, JR.
Chairman of the Board
Carolina Power & Light Company

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

KENNETH W. MCALLISTER
Executive Vice President
General Counsel/Administrative

ROBERT S. MCCOY, JR.
Executive Vice President
Chief Financial Officer

G. JOSEPH PRENDERGAST
Executive Vice President
General Banking

RICHARD B. ROBERTS
Executive Vice President
Treasurer

SELECTED PERIOD-END DATA

                                                                                                        March 31         March 31
                                                                                                          1997             1996
Banking offices:
  North Carolina.....................................................................................       219              219
  Georgia............................................................................................       123              123
  South Carolina.....................................................................................       131              144
     Total...........................................................................................       473              486

Automated banking machines:
  North Carolina.....................................................................................       374              331
  Georgia............................................................................................       232              208
  South Carolina.....................................................................................       224              190
     Total...........................................................................................       830              729

Employees (full-time equivalent).....................................................................    16,433           16,191
Common stock shareholders of record..................................................................    32,402           27,833
Common shares outstanding (thousands)................................................................   161,559          168,968

COMMON STOCK DATA -- PER SHARE

                                                                             1997                          1996
                                                                             First      Fourth       Third      Second       First
                                                                           Quarter     Quarter     Quarter     Quarter     Quarter
Market value:
  Period-end............................................................    $54 1/2     $56 1/2     $49 1/2     $43 3/4     $44 3/4
  High..................................................................    64 5/8      60 1/4      49 7/8      46 1/4      48 3/8
  Low...................................................................    54 1/2      48 3/4      39 5/8      40 7/8      41 1/4
Book value at period-end................................................     22.75       22.96       22.57       22.18       22.07
Dividend................................................................       .40         .40         .40         .36         .36
Price/earnings ratio*...................................................      13.9 X      14.8 x      13.6 x      12.4 x      12.6 x

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

Wachovia Corporation
P.O. Box 3099
Winston-Salem, NC 27150

Common Stock Listing -- New York Stock Exchange, ticker symbol - WB

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY                                                        TABLE 1

                                                Twelve
                                                Months
                                                Ended             1997                            1996
                                               March 31          First            Fourth         Third          Second
                                                 1997           Quarter          Quarter        Quarter        Quarter
SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income -- taxable equivalent......   $3,332,121        $837,010         $842,365       $842,109       $810,637
Interest expense...........................    1,677,229         417,955          421,079        426,723        411,472
Net interest income -- taxable
  equivalent...............................    1,654,892         419,055          421,286        415,386        399,165
Taxable equivalent adjustment..............       65,126          14,086           16,246         16,880         17,914
Net interest income........................    1,589,766         404,969          405,040        398,506        381,251
Provision for loan losses..................      170,575          47,998           47,443         40,730         34,404
Net interest income after provision for
  loan losses..............................    1,419,191         356,971          357,597        357,776        346,847
Other operating revenue....................      801,474         201,665          203,436        197,778        198,595
Investment securities gains (losses).......        3,373             335            2,864            393           (219)
Total other income.........................      804,847         202,000          206,300        198,171        198,376
Personnel expense..........................      667,011         174,104          167,236        165,509        160,162
Other expense..............................      606,429         150,032          155,502        150,970        149,925
Total other expense........................    1,273,440         324,136          322,738        316,479        310,087
Income before income taxes.................      950,598         234,835          241,159        239,468        235,136
Applicable income taxes*...................      292,829          71,753           70,431         74,872         75,773
Net income.................................   $  657,769        $163,082         $170,728       $164,596       $159,363

Net income per common share:
  Primary..................................   $     3.93        $    .99         $   1.02       $    .98       $    .94
  Fully diluted............................   $     3.92        $    .99         $   1.02       $    .97       $    .94
Cash dividends paid per common share.......   $     1.56        $    .40         $    .40       $    .40       $    .36
Cash dividends paid on common stock........   $  258,777        $ 65,408         $ 66,016       $ 66,669       $ 60,684
Cash dividend payout ratio.................         39.3%           40.1%            38.7%          40.5%          38.1%
Average primary shares outstanding.........      167,600         165,432          167,118        167,966        169,861
Average fully diluted shares outstanding...      167,769         165,441          167,281        168,354        169,972

SELECTED AVERAGE BALANCES (millions)
Total assets...............................   $   45,614        $ 45,984         $ 45,737       $ 45,778       $ 44,956
Loans -- net of unearned income............       30,810          31,481           31,101         30,660         30,004
Investment securities**....................        8,495           8,327            8,251          8,734          8,668
Other interest-earning assets..............        1,447           1,242            1,409          1,611          1,519
Total interest-earning assets..............       40,752          41,050           40,761         41,005         40,191
Interest-bearing deposits..................       21,111          22,034           21,211         20,873         20,335
Short-term borrowed funds..................        7,858           7,444            7,668          8,099          8,216
Long-term debt.............................        6,176           5,910            6,206          6,454          6,129
Total interest-bearing liabilities.........       35,145          35,388           35,085         35,426         34,680
Noninterest-bearing deposits...............        5,489           5,518            5,604          5,408          5,426
Total deposits.............................       26,599          27,552           26,815         26,281         25,761
Shareholders' equity.......................        3,650           3,653            3,671          3,631          3,644

RATIOS (averages)
Annualized net loan losses to loans........          .55%            .61%             .61%           .53%           .46%
Annualized net yield on interest-earning
  assets...................................         4.06            4.14             4.11           4.03           3.99
Shareholders' equity to:
  Total assets.............................         8.00            7.94             8.03           7.93           8.11
  Net loans................................        12.00           11.75            11.96          12.00          12.31
Annualized return on assets................         1.44            1.42             1.49           1.44           1.42
Annualized return on shareholders'
  equity...................................        18.02           17.86            18.60          18.13          17.49


                                              1996
                                              First
                                             Quarter
SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income -- taxable equivalent......  $802,120
Interest expense...........................   413,328
Net interest income -- taxable
  equivalent...............................   388,792
Taxable equivalent adjustment..............    18,877
Net interest income........................   369,915
Provision for loan losses..................    27,334
Net interest income after provision for
  loan losses..............................   342,581
Other operating revenue....................   184,105
Investment securities gains (losses).......       698
Total other income.........................   184,803
Personnel expense..........................   161,618
Other expense..............................   146,627
Total other expense........................   308,245
Income before income taxes.................   219,139
Applicable income taxes*...................    69,269
Net income.................................  $149,870
Net income per common share:
  Primary..................................  $    .87
  Fully diluted............................  $    .87
Cash dividends paid per common share.......  $    .36
Cash dividends paid on common stock........  $ 61,089
Cash dividend payout ratio.................      40.8%
Average primary shares outstanding.........   171,467
Average fully diluted shares outstanding...   171,653
SELECTED AVERAGE BALANCES (millions)
Total assets...............................  $ 44,435
Loans -- net of unearned income............    29,218
Investment securities**....................     8,795
Other interest-earning assets..............     1,594
Total interest-earning assets..............    39,607
Interest-bearing deposits..................    20,666
Short-term borrowed funds..................     8,055
Long-term debt.............................     5,487
Total interest-bearing liabilities.........    34,208
Noninterest-bearing deposits...............     5,372
Total deposits.............................    26,038
Shareholders' equity.......................     3,687
RATIOS (averages)
Annualized net loan losses to loans........       .37%
Annualized net yield on interest-earning
  assets...................................      3.95
Shareholders' equity to:
  Total assets.............................      8.30
  Net loans................................     12.80
Annualized return on assets................      1.35
Annualized return on shareholders'
  equity...................................     16.26

  *Income taxes applicable to securities transactions were $1,378, $134, $1,181,
   $149, ($86) and $278, respectively
 **Reported at amortized cost; excludes pretax unrealized gains on securities available-for-sale of $62, $60, $74, $40, $74 and $188, respectively

RESULTS OF OPERATIONS

OVERVIEW
                  Wachovia Corporation ("Wachovia") is a southeastern interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. Principal banking subsidiaries are Wachovia Bank of Georgia, N.A., Wachovia Bank of North Carolina, N.A., and Wachovia Bank of South Carolina, N.A. The First National Bank of Atlanta provides credit card services for Wachovia's affiliated banks. Pending regulatory approval, the corporation plans to merge its three principal banks under a single charter with the surviving entity being Wachovia Bank, N.A. Regulatory approval is expected on or after June 1, 1997.
                  During the first quarter of 1997, the economy continued to expand, rising at a strong annualized rate of 5.6 percent from the preceding three-month period. Concerns over the sustained pace of economic growth led the Federal Reserve to lift short-term interest rates one-quarter of a percent. Within Wachovia's three primary operating states of Georgia, North Carolina and South Carolina, economic conditions remained generally favorable. Unemployment for the period averaged 4.7 percent in Georgia, 3.7 percent in North Carolina and 5.4 percent in South Carolina compared with 5.3 percent for the U.S.
                  Wachovia's net income for the first quarter was $163.082
              million or $.99 per fully diluted share versus $149.870 million or $.87 per fully diluted share in the same three months of 1996. The increase in earnings reflected good growth in both net interest income and other operating revenue, with fewer shares outstanding also contributing to the rise on a per share basis. Net income represented annualized returns of 17.86 percent on shareholders' equity and 1.42 percent on assets compared with 16.26 percent and
              1.35 percent, respectively, a year earlier.
                  Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative with accompanying tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

              COMPONENTS OF EARNINGS PER PRIMARY SHARE                   TABLE 2

                                                                                                   1997          1996
                                                                                                   First         First
                                                                                                  Quarter       Quarter       Change

                     Interest income -- taxable equivalent..................................       $5.06         $4.68         $.38
                     Interest expense.......................................................        2.53          2.41          .12
                     Net interest income -- taxable equivalent..............................        2.53          2.27          .26
                     Taxable equivalent adjustment..........................................         .08           .11         (.03)
                     Net interest income....................................................        2.45          2.16          .29
                     Provision for loan losses..............................................         .29           .16          .13
                     Net interest income after provision
                       for loan losses......................................................        2.16          2.00          .16
                     Other operating revenue................................................        1.22          1.07          .15
                     Investment securities gains (losses)...................................          --            --           --
                     Total other income.....................................................        1.22          1.07          .15
                     Personnel expense......................................................        1.05           .94          .11
                     Other expense..........................................................         .91           .86          .05
                     Total other expense....................................................        1.96          1.80          .16
                     Income before income taxes.............................................        1.42          1.27          .15
                     Applicable income taxes................................................         .43           .40          .03
                     Net income.............................................................       $ .99         $ .87         $.12

              COMPUTATION OF EARNINGS PER COMMON SHARE                   TABLE 3
              (thousands, except per share)

                                                                                                     Three Months      Three Months
                                                                                                        Ended             Ended
                                                                                                       March 31          March 31
                                                                                                         1997              1996

                     PRIMARY
                     Average common shares outstanding..........................................        163,026           169,710
                     Dilutive common stock options -- based on treasury
                       stock method using average market price..................................          2,237             1,650
                     Dilutive common stock awards -- based on treasury
                       stock method using average market price..................................            169               107
                     Average primary shares outstanding.........................................        165,432           171,467
                     Net income.................................................................       $163,082          $149,870
                     Net income per common share -- primary.....................................       $    .99          $    .87
                     FULLY DILUTED
                     Average common shares outstanding..........................................        163,026           169,710
                     Dilutive common stock options -- based on treasury
                       stock method using higher of period-end
                       market price or average market price.....................................          2,237             1,650
                     Dilutive common stock awards -- based on treasury
                       stock method using higher of period-end
                       market price or average market price.....................................            169               107
                     Convertible notes assumed converted........................................              9               186
                     Average fully diluted shares outstanding...................................        165,441           171,653
                     Net income.................................................................       $163,082          $149,870
                     Add interest on convertible notes after taxes..............................              2                23
                     Adjusted net income........................................................       $163,084          $149,893
                     Net income per common share -- fully diluted...............................       $    .99          $    .87

NET INTEREST INCOME
                  Taxable equivalent net interest income for the first quarter of 1997 rose $30.263 million or 7.8 percent from the same period a year earlier. The increase reflected good loan growth, a higher average earning yield and a more favorable funding mix, with time deposits continuing to expand while short-term borrowings moderated. Compared with the fourth quarter of 1996, taxable equivalent net interest income decreased $2.231 million or less than 1 percent largely due to the impact of two fewer accrual days in the first quarter. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) improved 19 basis points year over year and was higher by 3 basis points from the preceding three months.
                  Taxable equivalent interest income was up $34.890 million or
              4.3 percent from the year-earlier quarter. The rise was driven by greater loan volume, including increases in the higher-yielding consumer portfolio. Loans expanded $2.263 billion or 7.7 percent with the average rate earned improving 16 basis points compared with total interest-earning asset growth of $1.443 billion or 3.6 percent and an increase of 12 basis points in the average rate earned. Taxable equivalent interest income was lower by $5.355 million or under 1 percent from the fourth quarter of 1996, reflecting the shorter accrual period in the first three months of the year. Growth of interest-earning assets, particularly loans, remained good, however, with loans increasing $380 million or an annualized 4.8 percent from the prior quarter and the average rate earned on loans higher by 6 basis points.
                  Consumer loans, including residential mortgages, rose $1.193 billion or 10.1 percent year over year. Gains were paced primarily by credit cards, up $837 million or 21.1 percent, and by residential mortgages, which increased $431 million or 10.2 percent, reflecting growth in bank equity loans and adjustable rate mortgages. Direct retail loans and other revolving credit expanded modestly, while indirect retail loans, consisting primarily of automobile sales financing, decreased $109 million or
              4.2 percent. At March 31, 1997, managed credit card outstandings totaled $5.428 billion compared with $4.593 billion one year earlier and $5.444 billion at December 31, 1996. Managed credit card outstandings at each period-end included $625 million of net securitized loans.
                  Commercial loans, including related real estate categories, were up $1.070 billion or 6.2 percent, led by continued strong demand in the real estate portfolio. Commercial mortgages increased $480 million or 12.1 percent. Construction loans grew $344 million or 49.6 percent. Good gains also occurred in lease financing and in regular commercial loans, while tax-exempt loans declined due to the reduced availability of tax-exempt borrowing and lending at acceptable yields. At March 31, 1997, commercial real estate loans, based on regulatory definitions, were $5.550 billion or 17 percent of total loans versus $4.714 billion or 15.8 percent one year earlier and $5.329 billion or 17 percent at fourth quarter-end 1996. Regulatory definitions for commercial real estate loans include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation.
                  Period-end loans by category as of March 31, 1997 and the
              preceding four quarters are presented in the following table.

                                                      March 31           Dec. 31          Sept. 30           June 30
                     $ THOUSANDS                        1997              1996              1996              1996
                     Commercial................      $10,903,268       $ 9,661,757       $10,517,396       $10,280,931
                     Tax-exempt................        1,752,655         1,936,785         1,998,718         2,047,475
                          Total commercial.....       12,655,923        11,598,542        12,516,114        12,328,406
                     Direct retail.............          752,091           782,478           772,947           767,154
                     Indirect retail...........        2,438,554         2,491,029         2,562,665         2,582,142
                     Credit card...............        4,802,836         4,819,197         4,377,293         4,180,440
                     Other revolving credit....          355,699           359,594           355,254           358,636
                          Total retail.........        8,349,180         8,452,298         8,068,159         7,888,372
                     Construction..............        1,075,005           979,649           874,928           808,866
                     Commercial mortgages......        4,474,620         4,349,438         4,296,306         4,130,537
                     Residential mortgages.....        4,657,805         4,644,858         4,546,274         4,405,219
                          Total real estate....       10,207,430         9,973,945         9,717,508         9,344,622
                     Lease financing...........          840,833           822,703           745,673           644,087
                     Foreign...................          516,890           435,704           501,349           467,154
                          Total loans..........      $32,570,256       $31,283,192       $31,548,803       $30,672,641

                                                  March 31
                     $ THOUSANDS                    1996
                     Commercial................  $10,077,465
                     Tax-exempt................    2,135,806
                          Total commercial.....   12,213,271
                     Direct retail.............      730,804
                     Indirect retail...........    2,612,568
                     Credit card...............    3,967,603
                     Other revolving credit....      349,897
                          Total retail.........    7,660,872
                     Construction..............      731,630
                     Commercial mortgages......    3,982,332
                     Residential mortgages.....    4,256,396
                          Total real estate....    8,970,358
                     Lease financing...........      583,403
                     Foreign...................      441,087
                          Total loans..........  $29,868,991

NET INTEREST INCOME AND AVERAGE BALANCES                                 TABLE 4

                                                 Twelve
                                                 Months
                                                 Ended              1997                           1996
                                                March 31           First           Fourth         Third          Second
                                                  1997            Quarter         Quarter        Quarter        Quarter
NET INTEREST INCOME -- TAXABLE
  EQUIVALENT (thousands)
Interest income:
  Loans...................................     $2,642,844         $674,907        $674,328       $661,220       $632,389
  Investment securities...................        602,960          146,060         147,020        155,485        154,395
  Interest-bearing bank balances..........         24,448              360           5,501          9,329          9,258
  Federal funds sold and securities
    purchased under resale agreements.....         10,526            2,203           1,893          3,275          3,155
  Trading account assets..................         51,343           13,480          13,623         12,800         11,440
     Total................................      3,332,121          837,010         842,365        842,109        810,637
Interest expense:
  Interest-bearing demand.................         45,929           11,432          12,044         11,537         10,916
  Savings and money market savings........        288,203           79,351          75,359         68,561         64,932
  Savings certificates....................        367,509           89,091          92,584         94,149         91,685
  Large denomination certificates.........        130,992           34,889          29,470         33,770         32,863
  Time deposits in foreign offices........         59,198           17,357          17,132         13,676         11,033
  Short-term borrowed funds...............        415,773           95,069         100,949        109,725        110,030
  Long-term debt..........................        369,625           90,766          93,541         95,305         90,013
     Total................................      1,677,229          417,955         421,079        426,723        411,472
Net interest income.......................     $1,654,892         $419,055        $421,286       $415,386       $399,165

Annualized net yield on
  interest-earning assets.................           4.06%            4.14%           4.11%          4.03%          3.99%

AVERAGE BALANCES (millions)
Assets:
  Loans -- net of unearned income.........     $   30,810         $ 31,481        $ 31,101       $ 30,660       $ 30,004
  Investment securities...................          8,495            8,327           8,251          8,734          8,668
  Interest-bearing bank balances..........            312               28             276            478            462
  Federal funds sold and securities
    purchased under resale agreements.....            194              164             138            240            232
  Trading account assets..................            941            1,050             995            893            825
     Total interest-earning assets........         40,752           41,050          40,761         41,005         40,191
  Cash and due from banks.................          2,522            2,558           2,576          2,434          2,521
  Premises and equipment..................            639              639             632            642            643
  Other assets............................          2,041            2,079           2,095          2,059          1,931
  Unrealized gains (losses) on securities
    available-for-sale....................             62               60              74             40             74
  Allowance for loan losses...............           (402)            (402)           (401)          (402)          (404)
     Total assets.........................     $   45,614         $ 45,984        $ 45,737       $ 45,778       $ 44,956
Liabilities and shareholders' equity:
  Interest-bearing demand.................     $    3,294         $  3,297        $  3,354       $  3,253       $  3,272
  Savings and money market savings........          7,924            8,394           8,072          7,733          7,505
  Savings certificates....................          6,506            6,426           6,510          6,598          6,487
  Large denomination certificates.........          2,262            2,586           1,989          2,256          2,222
  Time deposits in foreign offices........          1,125            1,331           1,286          1,033            849
  Short-term borrowed funds...............          7,858            7,444           7,668          8,099          8,216
  Long-term debt..........................          6,176            5,910           6,206          6,454          6,129
     Total interest-bearing liabilities...         35,145           35,388          35,085         35,426         34,680
Demand deposits in domestic offices.......          5,484            5,515           5,599          5,402          5,419
Demand deposits in foreign offices........              1               --              --              1              2
Noninterest-bearing time deposits in
  domestic offices........................              4                3               5              5              5
Other liabilities.........................          1,330            1,425           1,377          1,313          1,206
Shareholders' equity......................          3,650            3,653           3,671          3,631          3,644
     Total liabilities and shareholders'
     equity...............................     $   45,614         $ 45,984        $ 45,737       $ 45,778       $ 44,956
Total deposits............................     $   26,600         $ 27,552        $ 26,815       $ 26,281       $ 25,761


                                             1996
                                             First
                                            Quarter
NET INTEREST INCOME -- TAXABLE
  EQUIVALENT (thousands)
Interest income:
  Loans...................................  $619,722
  Investment securities...................   157,631
  Interest-bearing bank balances..........     9,018
  Federal funds sold and securities
    purchased under resale agreements.....     3,250
  Trading account assets..................    12,499
     Total................................   802,120
Interest expense:
  Interest-bearing demand.................    12,669
  Savings and money market savings........    64,980
  Savings certificates....................    91,467
  Large denomination certificates.........    39,634
  Time deposits in foreign offices........    13,101
  Short-term borrowed funds...............   110,390
  Long-term debt..........................    81,087
     Total................................   413,328
Net interest income.......................  $388,792
Annualized net yield on
  interest-earning assets.................      3.95%
AVERAGE BALANCES (millions)
Assets:
  Loans -- net of unearned income.........  $ 29,218
  Investment securities...................     8,795
  Interest-bearing bank balances..........       456
  Federal funds sold and securities
    purchased under resale agreements.....       241
  Trading account assets..................       897
     Total interest-earning assets........    39,607
  Cash and due from banks.................     2,612
  Premises and equipment..................       633
  Other assets............................     1,802
  Unrealized gains (losses) on securities
    available-for-sale....................       188
  Allowance for loan losses...............      (407)
     Total assets.........................  $ 44,435
Liabilities and shareholders' equity:
  Interest-bearing demand.................  $  3,314
  Savings and money market savings........     7,285
  Savings certificates....................     6,401
  Large denomination certificates.........     2,675
  Time deposits in foreign offices........       991
  Short-term borrowed funds...............     8,055
  Long-term debt..........................     5,487
     Total interest-bearing liabilities...    34,208
Demand deposits in domestic offices.......     5,365
Demand deposits in foreign offices........         4
Noninterest-bearing time deposits in
  domestic offices........................         3
Other liabilities.........................     1,168
Shareholders' equity......................     3,687
     Total liabilities and shareholders'
     equity...............................  $ 44,435
Total deposits............................  $ 26,038

                  Reflecting continued good loan growth and ongoing balance
              sheet management, investment securities decreased $468 million or
              5.3 percent from the year-earlier quarter. Held-to-maturity securities were lower by $236 million or 14.9 percent and available-for-sale securities declined $232 million or 3.2 percent. Investment securities were up modestly from the fourth quarter of 1996 with management increasing the portfolio in anticipation of additional future runoff. At March 31, 1997, securities available-for-sale totaled $7.144 billion and securities held-to-maturity were $1.326 billion as shown below.

                     $ IN THOUSANDS
                     Securities available-for-sale at market value:
                       U.S. Government and agency......................................................................$5,291,719
                       Mortgage-backed securities...................................................................... 1,452,111
                       Other...........................................................................................   400,345
                          Total securities available-for-sale.......................................................... 7,144,175
                     Securities held-to-maturity:
                       Mortgage-backed securities...................................................................... 1,097,808
                       State and municipal.............................................................................   225,523
                       Other...........................................................................................     2,225
                          Total securities held-to-maturity............................................................ 1,325,556
                          Total investment securities..................................................................$8,469,731


                  Securities held-to-maturity had a market value of $1.378
              billion at March 31, 1997, representing a $52 million appreciation over book value. Securities available-for-sale marked to fair market value had an unrealized gain of $12.536 million, pretax, and $8.170 million, net of tax, on the same date. Average securities available-for-sale for the first quarter of 1997 had an unrealized gain of $60.643 million, pretax, and $37.350 million, net of tax.
                  Interest expense for the quarter increased $4.627 million or
              1.1 percent from a year earlier. The modest rise reflected higher levels of interest-bearing liabilities moderated by a more favorable mix of funding sources. Interest-bearing liabilities increased $1.180 billion or 3.4 percent while the average rate paid declined 7 basis points. Compared with the fourth quarter of 1996, interest expense was lower by $3.124 million or less than 1 percent due to two fewer accrual days, with interest-bearing liabilities rising $303 million or an annualized 3.6 percent and the average rate paid up 2 basis points.
                  To further broaden its funding base, the corporation is
              issuing a variety of debt and equity instruments while continuing innovative marketing for traditional funding sources. This includes a global bank note program, the issuance of senior debt and trust capital securities and greater reliance on money market instruments, such as the corporation's Premiere account. Management believes that continued flexibility and innovation will be required by financial institutions to attract future funding through deposit products and alternative sources.
                  Time deposits grew $1.368 billion or 6.6 percent year over year and represented 62.3 percent of total interest-bearing liabilities versus 60.4 percent in the year-earlier quarter and
              60.5 percent in the fourth period of 1996. Gains were led principally by savings and money market savings, which rose $1.109 billion or 15.2 percent, and by foreign time deposits, up $340 million or 34.3 percent. Growth in savings and money market savings reflected continued good increases in the corporation's Premiere account, a federally insured savings account offering interest rates competitive with money market rates. Time deposits were higher by $823 million or 3.9 percent from the preceding quarter, with growth occurring primarily in large denomination certificates and in savings and money market savings.
                  Short-term borrowings declined $611 million or 7.6 percent from the year-earlier period and were lower by $224 million or 2.9 percent from the preceding three months. Decreases from both periods reflected lower levels of federal funds purchased and securities sold under repurchase agreements and of other short-term borrowings, which consist mainly of short-term bank notes.
                  Long-term debt rose $423 million or 7.7 percent year over
              year, reflecting growth in other long-term debt as medium-term bank note borrowings moderated. Compared with the fourth quarter of 1996, long-term debt was lower by $296 million or 4.8 percent.

TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- FIRST QUARTER*       TABLE 5

                                                                                                                           Variance
                                                                                                                       Attributable
    Average Volume        Average Rate                                             Interest                                to
   1997       1996       1997     1996                                         1997         1996          Variance          Rate
      (Millions)                          INTEREST INCOME                                                (Thousands)
                                          Loans:
  $ 9,866    $ 9,609      7.17     7.12   Commercial.....................    $174,509     $170,217         $ 4,292         $   885
    1,779      2,149      8.96     8.95   Tax-exempt.....................      39,318       47,829          (8,511)             51
   11,645     11,758      7.45     7.46   Total commercial...............     213,827      218,046          (4,219)           (514)
      763        734      9.39     9.36   Direct retail..................      17,679       17,068             611              45
    2,479      2,588      8.56     8.27   Indirect retail................      52,354       53,193            (839)          1,643
    4,795      3,958     12.59    11.57   Credit card....................     148,865      113,856          35,009          10,240
      358        353     12.17    12.37   Other revolving credit.........      10,730       10,857            (127)           (226)
    8,395      7,633     11.09    10.27   Total retail...................     229,628      194,974          34,654          15,319
    1,037        693      9.23     9.19   Construction...................      23,575       15,848           7,727              67
    4,443      3,963      8.19     8.30   Commercial mortgages...........      89,784       81,807           7,977          (1,160)
    4,662      4,231      7.98     8.48   Residential mortgages..........      91,749       89,204           2,545          (5,702)
   10,142      8,887      8.20     8.46   Total real estate..............     205,108      186,859          18,249          (6,131)
      831        530      8.98     9.57   Lease financing................      18,406       12,614           5,792            (829)
      468        410      6.88     7.09   Foreign........................       7,938        7,229             709            (229)
   31,481     29,218      8.69     8.53   Total loans....................     674,907      619,722          55,185          10,685
                                          Investment securities:
                                            Held-to-maturity:
       --         --        --       --   U.S. Government and agency.....          --           --              --              --
    1,105      1,269      8.08     8.06   Mortgage-backed securities.....      22,012       25,442          (3,430)             59
      236        308     11.22    11.15   State and municipal............       6,529        8,538          (2,009)             51
        2          2     12.98     9.89   Other..........................          60           57               3              15
                                                Total securities
    1,343      1,579      8.64     8.67           held-to-maturity.......      28,601       34,037          (5,436)           (122)
                                          Available-for-sale:**
    5,096      5,553      6.73     6.87   U.S. Government and agency.....      84,617       94,790         (10,173)         (2,005)
    1,493      1,499      7.20     7.07   Mortgage-backed securities.....      26,498       26,340             158             292
      395        164      6.52     6.04   Other..........................       6,344        2,464           3,880             206
                                                Total securities
    6,984      7,216      6.82     6.89           available-for-sale.....     117,459      123,594          (6,135)         (1,461)
    8,327      8,795      7.11     7.21   Total investment securities....     146,060      157,631         (11,571)         (2,372)
                                          Interest-bearing bank
       28        456      5.18     7.95   balances.......................         360        9,018          (8,658)         (2,330)
                                          Federal funds sold and
                                            securities purchased under
      164        241      5.43     5.43     resale agreements............       2,203        3,250          (1,047)             --
    1,050        897      5.20     5.60   Trading account assets.........      13,480       12,499             981            (963)
                                                Total interest-earning
  $41,050    $39,607      8.27     8.15   assets.........................     837,010      802,120          34,890           9,987
                                          INTEREST EXPENSE
  $ 3,297    $ 3,314      1.41     1.54   Interest-bearing demand........      11,432       12,669          (1,237)         (1,166)
                                          Savings and money market
    8,394      7,285      3.67     3.59   savings........................      79,351       64,980          14,371           4,362
    6,426      6,401      5.62     5.75   Savings certificates...........      89,091       91,467          (2,376)         (2,635)
                                          Large denomination
    2,586      2,675      5.47     5.96   certificates...................      34,889       39,634          (4,745)         (3,373)
                                                Total time deposits in
   20,703     19,675      4.13     4.27           domestic offices.......     214,763      208,750           6,013          (3,329)
                                          Time deposits in foreign
    1,331        991      5.29     5.31   offices........................      17,357       13,101           4,256             (51)
   22,034     20,666      4.20     4.32         Total time deposits......     232,120      221,851          10,269          (2,825)
                                          Federal funds purchased and
                                            securities sold under
    5,841      5,960      5.18     5.55     repurchase agreements........      74,553       82,301          (7,748)         (5,943)
      680        554      4.88     4.93   Commercial paper...............       8,183        6,790           1,393             (72)
                                          Other short-term borrowed
      923      1,541      5.41     5.56   funds..........................      12,333       21,299          (8,966)           (561)
                                                Total short-term
    7,444      8,055      5.18     5.51           borrowed funds.........      95,069      110,390         (15,321)         (6,726)
    3,558      4,155      6.03     5.73   Bank notes.....................      52,905       59,158          (6,253)          2,853
    2,352      1,332      6.53     6.62   Other long-term debt...........      37,861       21,929          15,932            (305)
    5,910      5,487      6.23     5.94         Total long-term debt.....      90,766       81,087           9,679           3,732
                                                Total interest-bearing
  $35,388    $34,208      4.74     4.86           liabilities............     417,955      413,328           4,627          (6,996)
                          3.53     3.29   INTEREST RATE SPREAD
                                          NET YIELD ON INTEREST-EARNING
                                            ASSETS AND NET INTEREST
                          4.14     3.95   INCOME.........................    $419,055     $388,792         $30,263          17,162


                                 Variance
                                Attributable
                                    to
                                  Volume
INTEREST INCOME
Loans:
Commercial.....................  $ 3,407
Tax-exempt.....................   (8,562)
Total commercial...............   (3,705)
Direct retail..................      566
Indirect retail................   (2,482)
Credit card....................   24,769
Other revolving credit.........       99
Total retail...................   19,335
Construction...................    7,660
Commercial mortgages...........    9,137
Residential mortgages..........    8,247
Total real estate..............   24,380
Lease financing................    6,621
Foreign........................      938
Total loans....................   44,500
Investment securities:

Held-to-maturity:

U.S. Government and agency.....       --
Mortgage-backed securities.....   (3,489)
State and municipal............   (2,060)
Other..........................      (12)
      Total securities
        held-to-maturity.......   (5,314)
Available-for-sale:**
U.S. Government and agency.....   (8,168)
Mortgage-backed securities.....     (134)
Other..........................    3,674
      Total securities
        available-for-sale.....   (4,674)
Total investment securities....   (9,199)
Interest-bearing bank
balances.......................   (6,328)
Federal funds sold and
  securities purchased under
  resale agreements............   (1,047)
Trading account assets.........    1,944
Total interest-earning
assets.........................   24,903
INTEREST EXPENSE
Interest-bearing demand........      (71)
Savings and money market
savings........................   10,009
Savings certificates...........      259
Large denomination
certificates...................   (1,372)
    Total time deposits in
        domestic offices.......    9,342
Time deposits in foreign
offices........................    4,307
      Total time deposits......   13,094
Federal funds purchased and
  securities sold under
  repurchase agreements........   (1,805)
Commercial paper...............    1,465
Other short-term borrowed
funds..........................   (8,405)
      Total short-term
        borrowed funds.........   (8,595)
Bank notes.....................   (9,106)
Other long-term debt...........   16,237
      Total long-term debt.....    5,947
      Total interest-bearing
        liabilities............   11,623
INTEREST RATE SPREAD
NET YIELD ON INTEREST-EARNING
ASSETS AND NET INTEREST
INCOME.........................   13,101


  *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
 **Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $60 million in 1997 and $188 million in 1996

                  Other long-term debt at March 31, 1997 included a total of
              $600 million of 30-year trust capital securities issued in December 1996 and January 1997 and $200 million of 10-year senior debt fixed-rate notes issued in November 1996. The January 1997 issuance of trust capital securities was made by Wachovia Capital Trust II (WCTII), a consolidated subsidiary, for $300 million of floating rate capital securities due in 2027. WCTII invested the proceeds of the capital securities, together with $9.280 million paid by the corporation for WCTII's common securities, in $305.692 million, net of discount of $3.588 million, of the corporation's floating rate junior subordinated deferrable interest debentures. WCTII's sole asset is the junior subordinated deferrable interest debentures which mature in 2027. The corporation has fully and unconditionally guaranteed all of WCTII's obligations under the capital securities. Additionally, the capital securities qualify for inclusion in Tier I capital under the risk-based capital guidelines. The trust capital securities are rated Aa3 by Moody's and A+ by Standard & Poor's.
                  Medium-term bank notes are part of Wachovia Bank of North
              Carolina's $16 billion global bank note program consisting of short-term issues of 7 days to one year and medium-term issues of greater than one year. Included in medium-term bank notes at March 31, 1997 were three issues placed in Europe in 1996: $500 million of five-year floating rate notes issued in May; $100 million of two-year fixed-rate notes issued in August; and $250 million of 12-year fixed-rate notes issued in October. All of the medium-term bank notes are rated Aa2 by Moody's and AA+ by Standard & Poor's.
                  Gross deposits averaged $27.552 billion for the quarter, up
              $1.514 billion or 5.8 percent from $26.038 billion a year earlier.
              Collected deposits, net of float, averaged $25.675 billion, higher by $1.477 billion or 6.1 percent from $24.198 billion in the same three months of 1996.

ASSET AND LIABILITY MANAGEMENT, INTEREST RATE SENSITIVITY AND LIQUIDITY
MANAGEMENT
                  The corporation uses a number of tools to measure interest rate risk, including simulating net interest income under various rate scenarios, monitoring the change in present value of the asset and liability portfolios under the same rate scenarios and monitoring the difference or gap between rate sensitive assets and liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates.
                  The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of March 31, 1997, the model indicated the impact of a 200 basis point gradual rise in rates over 12 months would approximate a 1.5 percent decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a 1.3 percent increase from an unchanged rate environment.
                    In addition to on-balance sheet instruments such as
              investment securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.
                    Off-balance sheet asset and liability derivative
              transactions are based on referenced or notional amounts. At March 31, 1997, the corporation had $2.360 billion notional amount of derivatives outstanding for asset and liability management purposes. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform.

              The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure where appropriate. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.
                  The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $6 million at March 31, 1997. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $27 million on the same date. Fair value details and additional asset and liability derivative information are included in the following tables.

              Estimated Fair Value of Asset and Liability Management Derivatives by Purpose

                                                             March 31, 1997                              March 31, 1996
                                         Notional    Fair Value    Fair Value    Net Fair Value    Notional    Net Fair Value
$ IN MILLIONS                             Value        Gains        (Losses)     Gains (Losses)     Value      Gains (Losses)
Convert floating rate liabilities to
  fixed:
  Swaps-pay fixed/receive floating....    $  164        $  2          $ (2)            $--          $  116          $ (3)

Convert fixed rate assets to floating:
  Swaps-pay fixed/receive floating....       368          --            (4)             (4)            387            (5)
  Forward starting swaps-pay
    fixed/receive floating............        18          --            (1)             (1)             39            (3)

Convert fixed rate liabilities to
  floating:
  Swaps-receive fixed/pay floating....       950           1           (19)            (18)            300            (1)

Convert liabilities with quarterly
  rate resets to monthly:
  Swaps-receive floating/pay
    floating..........................       300          --            --              --              --            --

Convert floating rate assets to fixed:
  Swaps-receive fixed/pay floating....       310          --            (1)             (1)            167             1
  Index amortizing swaps-receive
    fixed/pay floating................       250           3            --               3             325            11
      Total derivatives...............    $2,360        $  6          ($27)           ($21)         $1,334           $--

              Maturity Schedule of Asset and Liability Management Derivatives March 31, 1997

                                                Within                                        Over               Average
                                                 One       Two     Three    Four     Five     Five                Life
                                                 Year     Years    Years    Years    Years    Years    Total     (Years)
$ IN MILLIONS
Interest rate swaps:
  Pay fixed/receive floating:
    Notional amount..........................    $307     $ 116    $ 39     $   4    $   2    $  64    $  532      1.73
    Weighted average rates received..........    4.39%     5.55%   5.60 %    5.90%    6.24%    5.55%     4.90%
    Weighted average rates paid..............    7.22      6.15    6.48      9.01     9.06     7.87      7.04
  Receive fixed/pay floating:
    Notional amount..........................    $125     $ 152    $251     $ 103    $ 102    $ 527    $1,260     10.81
    Weighted average rates received..........    7.05%     6.57%   7.08 %    6.48%    7.12%    5.69%     6.39%
    Weighted average rates paid..............    5.59      5.65    5.52      5.51     5.58     5.83      5.68
  Receive floating/pay floating:
    Notional amount..........................      --        --      --        --    $ 300       --    $  300      4.18
    Weighted average rates received..........      --        --      --        --     5.52%      --      5.52%
    Weighted average rates paid..............      --        --      --        --     5.44       --      5.44
Index amortizing swaps:*
  Receive fixed/pay floating:
    Notional amount..........................    $196     $  27    $  7     $  20       --       --    $  250      1.09
    Weighted average rates received..........    8.13%     8.56%   8.56 %    8.56%      --       --      8.22%
    Weighted average rates paid..............    5.56      5.56    5.56      5.56       --       --      5.56
Total interest rate swaps:
  Notional amount............................    $628     $ 295    $297     $ 127    $ 404    $ 591    $2,342      6.86
  Weighted average rates received............    6.10%     6.35%   6.91 %    6.78%    5.93%    5.68%     6.14%
  Weighted average rates paid................    6.37      5.84    5.65      5.64     5.50     6.05      5.94
Forward starting interest rate swaps:
  Notional amount............................      --        --      --        --       --    $  18    $   18      7.05
  Weighted average rates paid................      --        --      --        --       --     8.04%     8.04%

      Total derivatives (notional amount)....    $628     $ 295    $297     $ 127    $ 404    $ 609    $2,360      6.86

              *Maturity is based upon expected average lives rather than contractual lives.

                  Asset and liability transactions are accounted for following hedge accounting rules. Accordingly, gains and losses related to the fair value of derivative contracts used for asset and liability management purposes are not immediately recognized in earnings. If the hedged or altered balance sheet amounts were marked to market, the resulting unrealized balance sheet gains or losses could be expected to approximately offset unrealized derivatives gains and losses.
                  To ensure the corporation is positioned to meet immediate and future cash demands, management relies on liquidity analysis, knowledge of business trends over past economic cycles and forecasts of future conditions. Liquidity is maintained through a strong balance sheet and operating performance that assures market acceptance as well as through policy guidelines which limit the level, maturity and concentration of noncore funding sources.
                  Through its balance sheet, the corporation generates liquidity on the asset side by maintaining significant amounts of available-for-sale investment securities, which may be sold at any time, and by loans which may be securitized or sold. Additionally, the corporation generates cash through deposit growth, the issuance of bank notes, the availability of unused lines of credit and through other forms of debt and equity instruments.
                  Through policy guidelines, the corporation limits net
              purchased funds to 50 percent of long-term assets, which include net loans and leases, investment securities with remaining maturities over one year and net foreclosed real estate. Policy guidelines insure against concentrations by maturity of noncore funding sources by limiting the cumulative percentage of purchased funds that mature overnight, within 30 days and within 90 days. Guidelines also require the monitoring of significant concentrations of funds by single sources and by type of borrowing category.

NONPERFORMING ASSETS
                  Nonperforming assets at March 31, 1997 were $73.431 million or
              .23 percent of period-end loans and foreclosed property. The total was down $4.121 million or 5.3 percent from one year earlier and decreased $4.059 million or 5.2 percent from December 31, 1996. Declines from both periods principally reflected lower levels of foreclosed property.
                  Included in total nonperforming assets at March 31, 1997 were real estate nonperforming assets of $55.966 million or .55 percent of real estate loans and foreclosed real estate. This compared with $63.937 million or .71 percent at first quarter-close 1996 and with $59.109 million or .59 percent at December 31, 1996. Real estate nonperforming loans were $45.752 million at March 31, 1997, $49.547 million one year earlier and $49.898 million at year-end 1996.
                  Commercial real estate nonperforming assets were $29.766
              million or .54 percent of related loans and foreclosed real estate versus $33.370 million or .71 percent at March 31, 1996 and $30.556 million or .57 percent at December 31, 1996. Included in these totals were commercial real estate nonperforming loans of $26.525 million at March 31, 1997, $29.815 million one year earlier and $27.080 million at year-end 1996.

NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                    TABLE 6
(thousands)

                                                                    March 31         Dec. 31      Sept. 30      June 30
                                                                      1997            1996          1996         1996
NONPERFORMING ASSETS
Cash-basis assets -- domestic borrowers.......................      $57,934 *        $60,066      $61,283       $55,219
Restructured loans -- domestic................................           -- **            --           --            --
      Total nonperforming loans...............................       57,934           60,066       61,283        55,219
Foreclosed property:
  Foreclosed real estate......................................       12,189           11,326       12,852        15,162
  Less valuation allowance....................................        1,975            2,115        2,165         2,656
  Other foreclosed assets.....................................        5,283            8,213        6,180         4,920
      Total foreclosed property...............................       15,497           17,424       16,867        17,426
      Total nonperforming assets..............................      $73,431 ***      $77,490      $78,150       $72,645
Nonperforming loans to period-end loans.......................          .18%             .19%         .19%          .18%
Nonperforming assets to period-end loans
  and foreclosed property.....................................          .23              .25          .25           .24

Period-end allowance for loan losses
  times nonperforming loans...................................         7.07 X           6.81x        6.68 x        7.41x
Period-end allowance for loan losses
  times nonperforming assets..................................         5.57             5.28         5.24          5.63

CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)
Domestic borrowers............................................      $54,717          $58,842      $53,304       $63,317

                                                                March 31
                                                                  1996
NONPERFORMING ASSETS
Cash-basis assets -- domestic borrowers.......................  $57,867
Restructured loans -- domestic................................       --
      Total nonperforming loans...............................   57,867
Foreclosed property:
  Foreclosed real estate......................................   17,209
  Less valuation allowance....................................    2,819
  Other foreclosed assets.....................................    5,295
      Total foreclosed property...............................   19,685
      Total nonperforming assets..............................  $77,552
Nonperforming loans to period-end loans.......................      .19%
Nonperforming assets to period-end loans
  and foreclosed property.....................................      .26
Period-end allowance for loan losses
  times nonperforming loans...................................     7.07 x
Period-end allowance for loan losses
  times nonperforming assets..................................     5.27
CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)
Domestic borrowers............................................  $57,415

  *Includes $16,251 of loans which have been defined as impaired per Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (FASB 114)
  **Excludes $197 of loans which have been renegotiated at market rates and have been reclassified to performing status
 ***Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $13,430; includes $2,865 of nonperforming assets on which interest and principal are paid current

PROVISION AND ALLOWANCE FOR LOAN LOSSES
                  The provision for loan losses for the first quarter was
              $47.998 million, slightly exceeding net loan losses and higher by $20.664 million or 75.6 percent from $27.334 million in the same period a year earlier. Compared with the fourth quarter of 1996, the provision was up $555 thousand or 1.2 percent. The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to a deterioration in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions, historical credit loss experience and changes in borrowers' financial positions. The adequacy of the allowance also is assessed by management based on the corporation's practice to aggressively recognize problem credits and generally match charge-offs through the provision.
                  Net loan losses were $47.983 million or .61 percent annualized of average loans, an increase of $20.769 million or 76.3 percent from the same three months in 1996. The rise reflected both higher losses in consumer loans, principally credit cards, and lower but more normalized recoveries of real estate loans previously charged off. Net loan losses rose $566 thousand or 1.2 percent from the preceding quarter, primarily due to reduced recoveries of commercial loan charge-offs. Excluding credit cards, net loan losses for the first quarter totaled $7.901 million or .12 percent annualized of average loans versus net recoveries of $664 thousand or .01 percent a year earlier and net loan losses of $7.759 million or .12 percent of loans in the fourth quarter of 1996.
                  Credit card net charge-offs were $40.082 million or 3.34
              percent annualized of average credit card loans, up $12.204 million or 43.8 percent from $27.878 million or 2.82 percent of average receivables in the year-earlier period. Other retail net charge-offs, associated with direct and indirect retail loans, rose $1.531 million or 34.5 percent to $5.974 million or .74 percent of related average receivables. Real estate loans had net recoveries of $277 thousand or .01 percent of average real estate loans, down $5.167 million or 94.9 percent from net recoveries of $5.444 million or .25 percent of real estate loans in the same three months of 1996.
                  Selected data on the corporation's managed credit card
              portfolio, which includes securitized loans, is presented in the following table.

              Managed Credit and Data

                                                  1997                               1996
                                                 First         Fourth        Third         Second        First
$ IN THOUSANDS                                  Quarter       Quarter       Quarter       Quarter       Quarter
Average credit card outstandings............   $5,420,000    $5,167,000    $4,895,000    $4,670,000    $4,583,000
Net loan losses.............................       45,444        45,162        39,370        36,733        32,359
Annualized net loan losses to average
  loans.....................................         3.35%         3.50%         3.22%         3.15%         2.82%
Delinquencies (30 days or more) to
  period-end loans..........................         2.27          2.14          2.26          2.01          2.29

                 At March 31, 1997, the allowance for loan losses was $409.312 million, representing 1.26 percent of period-end loans and 707 percent of nonperforming loans. Comparable amounts were $408.928 million, 1.37 percent and 707 percent, respectively, one year earlier and $409.297 million, 1.31 percent and 681 percent, respectively, at fourth quarter-close 1996.

ALLOWANCE FOR LOAN LOSSES                                                TABLE 7
(thousands)

                                                                  1997                           1996
                                                                 First           Fourth         Third          Second
                                                                Quarter         Quarter        Quarter        Quarter
SUMMARY OF TRANSACTIONS
Balance at beginning of period.............................     $409,297        $409,271       $409,205       $408,928
Additions from acquisitions................................           --              --             --            200
Provision for loan losses..................................       47,998          47,443         40,730         34,404
Deduct net loan losses:
  Loans charged off:
    Commercial.............................................          268             451          2,748            324
    Credit card............................................       46,101          44,640         38,783         36,343
    Other revolving credit.................................        1,637           2,834          1,790          1,346
    Other retail...........................................        7,675           7,057          5,556          4,840
    Real estate............................................        1,455             814            191          1,371
    Lease financing........................................        1,366             675            348            235
    Foreign................................................           --              --             --             --
      Total................................................       58,502          56,471         49,416         44,459
  Recoveries:
    Commercial.............................................          476           1,689            666          1,198
    Credit card............................................        6,019           4,982          4,579          4,599
    Other revolving credit.................................          532             384            495            290
    Other retail...........................................        1,701           1,336          1,379          1,138
    Real estate............................................        1,732             633          1,575          2,866
    Lease financing........................................           59              30             58             41
    Foreign................................................           --              --             --             --
      Total................................................       10,519           9,054          8,752         10,132
  Net loan losses..........................................       47,983          47,417         40,664         34,327
Balance at end of period*..................................     $409,312        $409,297       $409,271       $409,205
NET LOAN LOSSES (RECOVERIES) BY CATEGORY
Commercial.................................................     $   (208)       $ (1,238)      $  2,082       $   (874)
Credit card................................................       40,082          39,658         34,204         31,744
Other revolving credit.....................................        1,105           2,450          1,295          1,056
Other retail...............................................        5,974           5,721          4,177          3,702
Real estate................................................         (277)            181         (1,384)        (1,495)
Lease financing............................................        1,307             645            290            194
Foreign....................................................           --              --             --             --
      Total................................................     $ 47,983        $ 47,417       $ 40,664       $ 34,327

Net loan losses -- excluding credit cards..................     $  7,901        $  7,759       $  6,460       $  2,583

ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY
Commercial.................................................         (.01%)          (.04%)          .07%          (.03%)
Credit card................................................         3.34            3.49           3.20           3.14
Other revolving credit.....................................         1.24            2.76           1.46           1.19
Other retail...............................................          .74             .69            .50            .44
Real estate................................................         (.01)            .01           (.06)          (.07)
Lease financing............................................          .63             .34            .17            .13
Foreign....................................................           --              --             --             --
Total loans................................................          .61             .61            .53            .46

Total loans -- excluding credit cards......................          .12             .12            .10            .04

Period-end allowance to outstanding loans..................         1.26            1.31           1.30           1.33


                                                              1996
                                                              First
                                                             Quarter
SUMMARY OF TRANSACTIONS
Balance at beginning of period.............................  $408,808
Additions from acquisitions................................        --
Provision for loan losses..................................    27,334
Deduct net loan losses:
  Loans charged off:
    Commercial.............................................        65
    Credit card............................................    31,902
    Other revolving credit.................................     1,092
    Other retail...........................................     5,495
    Real estate............................................       134
    Lease financing........................................       377
    Foreign................................................        --
      Total................................................    39,065
  Recoveries:
    Commercial.............................................       860
    Credit card............................................     4,024
    Other revolving credit.................................       283
    Other retail...........................................     1,052
    Real estate............................................     5,578
    Lease financing........................................        54
    Foreign................................................        --
      Total................................................    11,851
  Net loan losses..........................................    27,214
Balance at end of period*..................................  $408,928
NET LOAN LOSSES (RECOVERIES) BY CATEGORY
Commercial.................................................  $   (795)
Credit card................................................    27,878
Other revolving credit.....................................       809
Other retail...............................................     4,443
Real estate................................................    (5,444)
Lease financing............................................       323
Foreign....................................................        --
      Total................................................  $ 27,214
Net loan losses -- excluding credit cards..................  $   (664)
ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY
Commercial.................................................      (.03%)
Credit card................................................      2.82
Other revolving credit.....................................       .92
Other retail...............................................       .54
Real estate................................................      (.25)
Lease financing............................................       .24
Foreign....................................................        --
Total loans................................................       .37
Total loans -- excluding credit cards......................      (.01)
Period-end allowance to outstanding loans..................      1.37

 *Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for Impairment of a Loan," of $792, $1,960, $1,453, $791 and $883, respectively

NONINTEREST INCOME
                  Total other operating revenue for the quarter increased
              $17.560 million or 9.5 percent from a year earlier. Gains were led by deposit account service charge revenues, credit card fee income, electronic banking and trust service fees. Compared with the fourth quarter of 1996, total other operating revenue was lower by $1.771 million or slightly less than 1 percent, primarily due to reduced trading account profits and to softer growth in capital markets fees which are classified as part of other income.
                  Deposit account service charge revenues rose $7.344 million or
              13 percent year over year, reflecting growth largely in commercial analysis fees, overdraft charges and insufficient fund charges.
                  Credit card fee income expanded $3.172 million or 9.8 percent driven by higher interchange income and increased overlimit charge activity.
                  Electronic banking revenues, consisting of fees from debit card and ATM usage, were up $3.170 million or 33.9 percent. Growth reflected higher levels of debit card interchange income as well as the assessment of ATM foreign access fees. The access fees were implemented in all three of the corporation's operating states effective with the second quarter of 1996.
                  Trust service fees rose $2.009 million or 5.8 percent,
              reflecting growth largely in personal trust services and in advisory fees earned on the corporation's proprietary Biltmore funds.
                  Trading account profits were higher by $828 thousand or 24 percent due principally to improved bond market conditions compared with the year-earlier quarter. Trading account profits consist of profit and losses on securities in the corporation's trading account portfolio, income earned on foreign exchange transactions and income from derivatives valuation.
                  Investment fee income increased $591 thousand or 5.8 percent.
              Higher income occurred in mutual fund business, loan syndication activity and brokerage commissions.
                  Mortgage fee income decreased $916 thousand or 20.8 percent.
              The decline reflected lower mortgage loan production due to a higher interest rate environment.
                  Remaining combined categories of total other operating revenue rose $1.362 million or 4.1 percent. Insurance premiums and commissions were up $1.844 million or 49.2 percent, and bankers' acceptance and letter of credit fees increased $1.273 million or
              21.6 percent. Other service charges and fees declined modestly, and other income was lower by $1.667 million or 11.1 percent, reflecting softer growth largely in capital markets fee income.
                  Including gains on investment securities sales, total
              noninterest income for the first quarter increased $17.197 million or 9.3 percent from a year earlier. Gains on investment securities sales totaled $335 thousand in the first three months of 1997 compared with $698 thousand in the same period of 1996.

NONINTEREST INCOME                                                       TABLE 8
(thousands)

                                                                  1997                                  1996
                                                                 First           Fourth         Third          Second        First
                                                                Quarter         Quarter        Quarter        Quarter       Quarter
Service charges on deposit accounts.......................      $ 63,942        $ 62,564       $ 62,278       $ 60,928      $ 56,598
Fees for trust services...................................        36,354          35,116         33,872         34,508        34,345
Credit card income -- net of interchange payments.........        35,694          35,679         37,089         33,848        32,522
Electronic banking........................................        12,510          13,274         12,910         12,582         9,340
Investment fee income.....................................        10,820          11,262         10,145         10,842        10,229
Mortgage fee income.......................................         3,485           4,195          4,099          4,289         4,401
Trading account profits -- excluding interest.............         4,280           7,593          6,076          5,698         3,452
Insurance premiums and commissions........................         5,592           4,584          4,666          4,032         3,748
Bankers' acceptance and letter of credit fees.............         7,171           6,656          6,684          6,109         5,898
Other service charges and fees............................         8,502           7,641          8,373          7,985         8,590
Other income..............................................        13,315          14,872         11,586         17,774        14,982
      Total other operating revenue.......................       201,665         203,436        197,778        198,595       184,105
Investment securities gains (losses)......................           335           2,864            393           (219)          698
      Total...............................................      $202,000        $206,300       $198,171       $198,376      $184,803

NONINTEREST EXPENSE
                  Total noninterest expense was up $15.891 million or 5.2
              percent year over year. Growth was driven primarily by higher personnel costs, largely salaries. Compared with the fourth quarter of 1996, total noninterest expense grew $1.398 million or under 1 percent, principally due to higher social security tax payments in the first quarter. The corporation's overhead ratio measuring noninterest expense as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) improved to 52.2 percent from 53.8 percent a year earlier and compared with 51.7 percent in the preceding quarter.
                  Total personnel expense grew $12.486 million or 7.7 percent.
              Salaries expense rose $10.435 million or 7.9 percent, reflecting increased employee headcount in growing business lines and in salesforce personnel. At March 31, 1997, full-time equivalent employees were 16,433 versus 16,191 one year earlier and 16,208 at the end of the 1996 fourth quarter. Employee benefits expense was up $2.051 million or 6.9 percent due to an increase in flexible benefit costs and payroll taxes associated with a larger personnel base.
                  Combined net occupancy and equipment expense was down a modest
              $543 thousand or 1.1 percent. Net occupancy expense accounted for substantially all the decrease as building maintenance and renovation costs declined from the year-earlier quarter.
                  Remaining combined categories of noninterest expense rose
              $3.948 million or 4.2 percent, due in large part to higher costs for outside data processing, programming and software expense. Included in this expense category are contract programming costs for systems investments largely in support of corporate growth initiatives.
                  The corporation anticipates spending between $40 million to
              $50 million in 1997 for systems conversions related to making its computer systems year 2000 compliant. The majority of this expense will be incurred in the remaining three quarters of the year.

NONINTEREST EXPENSE                                                      TABLE 9
(thousands)

                                                                   1997                           1996
                                                                  First           Fourth         Third          Second
                                                                 Quarter         Quarter        Quarter        Quarter
Salaries...................................................      $142,255        $141,342       $137,627       $132,438
Employee benefits..........................................        31,849          25,894         27,882         27,724
      Total personnel expense..............................       174,104         167,236        165,509        160,162
Net occupancy expense......................................        22,193          21,559         23,161         22,184
Equipment expense..........................................        28,873          29,032         28,844         28,054
Postage and delivery.......................................        10,483           9,813          9,973          9,780
Outside data processing, programming and software..........        12,890          11,477         11,339         11,179
Stationery and supplies....................................         6,203           6,131          6,012          6,951
Advertising and sales promotion............................        13,648          13,289         14,442         15,502
Professional services......................................         8,554           9,662          8,173         10,743
Travel and business promotion..............................         5,321           5,959          4,929          5,335
Regulatory agency fees and other bank services.............         2,988           2,576          3,781          1,320
Amortization of intangible assets..........................         1,063           1,091          1,095          1,098
Foreclosed property expense................................          (235)            225           (370)           175
Other expense..............................................        38,051          44,688         39,591         37,604
      Total................................................      $324,136        $322,738       $316,479       $310,087

Overhead ratio.............................................          52.2%           51.7%          51.6%          51.9%


                                                              1996
                                                              First
                                                             Quarter
Salaries...................................................  $131,820
Employee benefits..........................................    29,798
      Total personnel expense..............................   161,618
Net occupancy expense......................................    22,678
Equipment expense..........................................    28,931
Postage and delivery.......................................    10,452
Outside data processing, programming and software..........    10,704
Stationery and supplies....................................     7,006
Advertising and sales promotion............................    17,071
Professional services......................................     9,707
Travel and business promotion..............................     4,237
Regulatory agency fees and other bank services.............     1,053
Amortization of intangible assets..........................     1,078
Foreclosed property expense................................      (126)
Other expense..............................................    33,836
      Total................................................  $308,245
Overhead ratio.............................................      53.8%

INCOME TAXES
                  Applicable income taxes for the quarter were up $2.484 million or 3.6 percent. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal loans and debt securities. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well. The tax-exempt nature of these assets provides both an attractive return for the corporation and substantial interest savings for local governments and their constituents.

              INCOME TAXES                                              TABLE 10
              (thousands)

                                                                                                     Three Months      Three Months
                                                                                                        Ended             Ended
                                                                                                       March 31          March 31
                                                                                                         1997              1996

                     Income before income taxes.................................................       $234,835          $219,139

                     Federal income taxes at statutory rate.....................................       $ 82,192          $ 76,699
                     State and local income taxes -- net of
                       federal benefit..........................................................          3,709             2,890
                     Effect of tax-exempt securities
                       interest and other income................................................        (11,322)          (10,392)
                     Other items................................................................         (2,826)               72
                          Total tax expense.....................................................       $ 71,753          $ 69,269
                     Currently payable:
                       Federal..................................................................       $ 52,798          $ 50,178
                       Foreign..................................................................             59                96
                       State and local..........................................................          1,878             2,205
                          Total.................................................................         54,735            52,479
                     Deferred:
                       Federal..................................................................         13,194            14,566
                       State and local..........................................................          3,824             2,224
                          Total.................................................................         17,018            16,790
                          Total tax expense.....................................................       $ 71,753          $ 69,269

NEW ACCOUNTING STANDARDS
                  In June 1996, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125), which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishments of liabilities. FASB 125 is effective for transactions occurring after December 31, 1996, except for the provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by FASB 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." Adoption of FASB 125 was not material; FASB 127 will be adopted as required in 1998 and is not expected to be material.
                  In February 1997, Statement of Financial Accounting Standards
              No. 128, "Earnings per Share" (FASB 128), was issued and establishes new standards for computing and presenting earnings per share. FASB 128 is effective for the corporation's December 31, 1997 financial statements, including restatement of interim periods; earlier application is not permitted. The effect of the new standard will not be material.

FINANCIAL CONDITION AND CAPITAL RATIOS
                  Total assets at March 31, 1997 were $47.491 billion, including
              $42.260 billion of interest-earning assets and $32.570 billion of loans. Comparable amounts one year earlier were $45.425 billion of assets, $40.527 billion of interest-earning assets and $29.869 billion of loans. At December 31, 1996, assets totaled $46.905 billion, interest-earning assets were $40.789 billion and loans were $31.283 billion.
                  Deposits at the end of the first quarter of 1997 were $28.832 billion, including $22.340 billion of time deposits, representing
              77.5 percent of the total. Deposits one year earlier were $25.909 billion with time deposits of $20.384 billion or 78.7 percent of the total, and at December 31, 1996, deposits were $27.250 billion, including $21.135 billion of time deposits or 77.6 percent of the total.
                  Shareholders' equity at March 31, 1997 was $3.676 billion
              compared with $3.729 billion one year earlier. The reduction in shareholders' equity primarily reflected the impact of the corporation's increased share repurchase activity. On January 24, 1997, the corporation was authorized by the board of directors to repurchase up to 10 million additional shares of its common stock replacing the most recent authorization approved on April 26, 1996 to repurchase up to 8 million shares. During the first quarter of 1997, the corporation repurchased a total of 2,665,100 shares of its common stock at an average price of $60.273 per share for a total cost of $160.634 million. This compared with a total of 1,955,700 shares that were repurchased in the same three months of 1996. Shareholders' equity at March 31, 1997 also included $8.170 million, net of tax, of unrealized gains on securities available-for-sale marked to fair market value versus $57.338 million, net of tax, one year earlier.
                  Intangible assets totaled $38.297 million at March 31, 1997, consisting of $32.056 million in goodwill, $5.095 million in deposit base intangibles, $401 thousand in purchased credit card intangibles and $745 thousand in other intangibles. Comparable amounts one year earlier were $38.015 million of total intangible assets, with $29.099 million in goodwill, $6.559 million in deposit base intangibles, $1.194 million in purchased credit card intangibles and $1.163 million in other intangible assets.
                  Regulatory agencies divide capital into Tier I (consisting of shareholders' equity and certain cumulative preferred stock instruments less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from marking the securities portfolio to market value. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

                  Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.
                  At March 31, 1997, the corporation's Tier I to risk-adjusted assets ratio was 9.81 percent and total capital to risk-adjusted assets was 13.40 percent. The Tier I leverage ratio was 9.22 percent. The capital ratios at first quarter-close 1997 included a total of $600 million of trust capital securities issued in December 1996 and January 1997. All of the corporation's banks are well-capitalized.

CAPITAL COMPONENTS AND RATIOS                                           TABLE 11
(thousands)

                                                              1997                              1996
                                                              First             Fourth          Third         Second
                                                             Quarter            Quarter        Quarter        Quarter
Tier I capital:
  Common shareholders' equity.........................     $ 3,676,080        $ 3,761,832    $ 3,729,194    $ 3,699,612
  Trust capital securities............................         596,578            300,000             --             --
  Less ineligible intangible assets...................          32,056             32,474         32,893         33,312
  Unrealized gains on securities
    available-for-sale, net of tax....................          (8,170)           (42,462)       (32,924)       (24,066)
      Total Tier I capital............................       4,232,432          3,986,896      3,663,377      3,642,234

Tier II capital:
  Allowable allowance for loan losses.................         409,312            409,297        409,271        409,205
  Allowable long-term debt............................       1,138,138          1,138,041      1,198,177      1,198,837
      Tier II capital additions.......................       1,547,450          1,547,338      1,607,448      1,608,042
      Total capital...................................     $ 5,779,882        $ 5,534,234    $ 5,270,825    $ 5,250,276

Risk-adjusted assets..................................     $43,126,886        $42,669,628    $41,047,310    $40,249,143

Quarterly average assets..............................     $45,983,826        $45,737,397    $45,777,699    $44,956,032

Risk-based capital ratios:
  Tier I capital......................................            9.81%              9.34%          8.92%          9.05%
  Total capital.......................................           13.40              12.97          12.84          13.04

Tier I leverage ratio*................................            9.22               8.73           8.01           8.12

Shareholders' equity to total assets..................            7.74               8.02           7.85           8.03


                                                           1996
                                                           First
                                                          Quarter
Tier I capital:
  Common shareholders' equity.........................  $ 3,729,349
  Trust capital securities............................           --
  Less ineligible intangible assets...................       29,099
  Unrealized gains on securities
    available-for-sale, net of tax....................      (57,338)
      Total Tier I capital............................    3,642,912
Tier II capital:
  Allowable allowance for loan losses.................      408,928
  Allowable long-term debt............................    1,204,191
      Tier II capital additions.......................    1,613,119
      Total capital...................................  $ 5,256,031
Risk-adjusted assets..................................  $38,803,497
Quarterly average assets..............................  $44,434,973
Risk-based capital ratios:
  Tier I capital......................................         9.39%
  Total capital.......................................        13.55
Tier I leverage ratio*................................         8.22
Shareholders' equity to total assets..................         8.21

 *Ratio excludes the average unrealized gains (losses) on securities available-for-sale, net of tax, of $37,350, $45,135, $24,358, $44,957 and
  $114,386, respectively

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                March 31         December 31        March 31
$ IN THOUSANDS                                                                    1997              1996              1996
ASSETS
Cash and due from banks.....................................................   $ 3,001,027       $3,367,673        $ 2,661,486
Interest-bearing bank balances..............................................        36,581           27,871            460,481
Federal funds sold and securities
  purchased under resale agreements.........................................       126,055          179,426            398,560
Trading account assets......................................................     1,056,922        1,185,688            856,077
Securities available-for-sale...............................................     7,144,175        6,760,486          7,407,370
Securities held-to-maturity (fair value of $1,377,812,
  $1,423,555 and $1,615,807, respectively)..................................     1,325,556        1,352,091          1,535,660
Loans and net leases........................................................    32,578,613       31,290,905         29,877,059
Less unearned income on loans...............................................         8,357            7,713              8,068
     Total loans............................................................    32,570,256       31,283,192         29,868,991
Less allowance for loan losses..............................................       409,312          409,297            408,928
     Net loans..............................................................    32,160,944       30,873,895         29,460,063
Premises and equipment......................................................       640,861          644,000            643,412
Due from customers on acceptances...........................................       631,242          957,109            707,239
Other assets................................................................     1,367,786        1,556,276          1,294,767
     Total assets...........................................................   $47,491,149       $46,904,515       $45,425,115

LIABILITIES
Deposits in domestic offices:
  Demand....................................................................   $ 6,491,504       $6,115,540        $ 5,522,490
  Interest-bearing demand...................................................     3,350,544        3,462,952          3,352,894
  Savings and money market savings..........................................     8,611,879        8,337,329          7,451,042
  Savings certificates......................................................     6,421,058        6,436,437          6,418,985
  Large denomination certificates...........................................     2,791,697        1,710,061          2,239,966
  Noninterest-bearing time..................................................         4,067            2,974              4,030
     Total deposits in domestic offices.....................................    27,670,749       26,065,293         24,989,407
Deposits in foreign offices:
  Demand....................................................................            --               --              2,353
  Time......................................................................     1,160,977        1,184,829            916,803
     Total deposits in foreign offices......................................     1,160,977        1,184,829            919,156
     Total deposits.........................................................    28,831,726       27,250,122         25,908,563
Federal funds purchased and securities
  sold under repurchase agreements..........................................     6,255,895        6,298,130          6,983,025
Commercial paper............................................................       663,524          706,226            549,034
Other short-term borrowed funds.............................................     1,340,838          967,097            909,311
Long-term debt:
  Bank notes................................................................     3,065,344        4,307,802          4,823,147
  Other long-term debt......................................................     2,445,631        2,159,099          1,330,346
     Total long-term debt...................................................     5,510,975        6,466,901          6,153,493
Acceptances outstanding.....................................................       631,242          957,109            707,239
Other liabilities...........................................................       580,869          497,098            485,101
     Total liabilities......................................................    43,815,069       43,142,683         41,695,766

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
  Authorized 50,000,000 shares; none outstanding............................            --               --                 --
Common stock, par value $5 per share:
  Issued 161,558,786, 163,844,198 and 168,968,164, respectively.............       807,794          819,221            844,841
Capital surplus.............................................................       301,854          424,873            656,050
Retained earnings...........................................................     2,558,262        2,475,276          2,171,120
Unrealized gains on securities available-for-sale, net of tax...............         8,170           42,462             57,338
     Total shareholders' equity.............................................     3,676,080        3,761,832          3,729,349
     Total liabilities and shareholders' equity.............................   $47,491,149       $46,904,515       $45,425,115

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                          Three Months Ended
                                                                                                               March 31
$ IN THOUSANDS, EXCEPT PER SHARE                                                                        1997              1996
INTEREST INCOME
Loans..............................................................................................   $665,577          $608,285
Securities available-for-sale:
  Other investments................................................................................    115,081           119,274
Securities held-to-maturity:
  State and municipal..............................................................................      4,496             5,883
  Other investments................................................................................     22,072            25,499
Interest-bearing bank balances.....................................................................        360             9,018
Federal funds sold and securities
  purchased under resale agreements................................................................      2,203             3,250
Trading account assets.............................................................................     13,135            12,034
       Total interest income.......................................................................    822,924           783,243

INTEREST EXPENSE
Deposits:
  Domestic offices.................................................................................    214,763           208,750
  Foreign offices..................................................................................     17,357            13,101
       Total interest on deposits..................................................................    232,120           221,851
Short-term borrowed funds..........................................................................     95,069           110,390
Long-term debt.....................................................................................     90,766            81,087
       Total interest expense......................................................................    417,955           413,328

NET INTEREST INCOME................................................................................    404,969           369,915
Provision for loan losses..........................................................................     47,998            27,334
Net interest income after provision for loan losses................................................    356,971           342,581

OTHER INCOME
Service charges on deposit accounts................................................................     63,942            56,598
Fees for trust services............................................................................     36,354            34,345
Credit card income.................................................................................     35,694            32,522
Electronic banking.................................................................................     12,510             9,340
Investment fee income..............................................................................     10,820            10,229
Mortgage fee income................................................................................      3,485             4,401
Trading account profits............................................................................      4,280             3,452
Other operating income.............................................................................     34,580            33,218
       Total other operating revenue...............................................................    201,665           184,105
Investment securities gains........................................................................        335               698
       Total other income..........................................................................    202,000           184,803

OTHER EXPENSE
Salaries...........................................................................................    142,255           131,820
Employee benefits..................................................................................     31,849            29,798
       Total personnel expense.....................................................................    174,104           161,618
Net occupancy expense..............................................................................     22,193            22,678
Equipment expense..................................................................................     28,873            28,931
Other operating expense............................................................................     98,966            95,018
       Total other expense.........................................................................    324,136           308,245
Income before income taxes.........................................................................    234,835           219,139
Applicable income taxes............................................................................     71,753            69,269
NET INCOME.........................................................................................   $163,082          $149,870
Net income per common share:
  Primary..........................................................................................   $    .99          $    .87
  Fully diluted....................................................................................   $    .99          $    .87
Average shares outstanding:
  Primary..........................................................................................    165,432           171,467
  Fully diluted....................................................................................    165,441           171,653

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                               Unrealized
                                                                                                               Securities
                                                            Common Stock           Capital       Retained        Gains
$ IN THOUSANDS, EXCEPT PER SHARE                        Shares         Amount      Surplus       Earnings       (Losses)
PERIOD ENDED MARCH 31, 1996
Balance at beginning of year.......................   170,358,504     $851,793     $713,120     $2,092,731      $116,113
Net income.........................................                                                149,870
Cash dividends declared on common
  stock -- $.36 a share............................                                                (61,089)
Common stock issued pursuant to:
  Stock option and employee benefit plans..........       320,441        1,602       17,091
  Dividend reinvestment plan.......................        75,843          379        3,149
  Conversion of debentures.........................       228,096        1,141        3,244
Common stock acquired..............................    (2,014,720)     (10,074)     (80,553)
Unrealized losses on securities
  available-for-sale, net of tax...................                                                              (58,775)
Miscellaneous......................................                                      (1)       (10,392)
Balance at end of period...........................   168,968,164     $844,841     $656,050     $2,171,120      $ 57,338

PERIOD ENDED MARCH 31, 1997
Balance at beginning of year.......................   163,844,198     $819,221     $424,873     $2,475,276      $ 42,462
Net income.........................................                                                163,082
Cash dividends declared on common
  stock -- $.40 a share............................                                                (65,408)
Common stock issued pursuant to:
  Stock option and employee benefit plans..........       386,892        1,934       23,890
  Dividend reinvestment plan.......................        58,328          292        3,231
Common stock acquired..............................    (2,730,632)     (13,653)    (150,818)
Unrealized losses on securities
  available-for-sale, net of tax...................                                                              (34,292)
Miscellaneous......................................                                     678        (14,688)
Balance at end of period...........................   161,558,786     $807,794     $301,854     $2,558,262      $  8,170

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Three Months Ended
                                                                                                              March 31
$ IN THOUSANDS                                                                                        1997                1996
OPERATING ACTIVITIES
Net income......................................................................................   $  163,082          $  149,870
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses.....................................................................       47,998              27,334
  Depreciation and amortization.................................................................       21,847              22,263
  Deferred income taxes.........................................................................       17,018              16,790
  Investment securities gains...................................................................         (335)               (698)
  Gain on sale of noninterest-earning assets....................................................          (28)               (448)
  Increase in accrued income taxes..............................................................       54,179              59,271
  Increase in accrued interest receivable.......................................................       (9,853)             (6,378)
  Increase (decrease) in accrued interest payable...............................................       50,300              (1,984)
  Net change in other accrued and deferred income and expense...................................      (54,246)            (41,544)
  Net trading account activities................................................................      128,766             258,849
  Net change in loans held for resale...........................................................     (297,120)              5,436
    Net cash provided by operating activities...................................................      121,608             488,761

INVESTING ACTIVITIES
Net increase in interest-bearing bank balances..................................................       (8,710)             (9,202)
Net decrease (increase) in federal funds sold and securities
  purchased under resale agreements.............................................................       53,371            (254,455)
Purchases of securities available-for-sale......................................................     (850,111)           (405,217)
Purchases of securities held-to-maturity........................................................      (35,152)               (505)
Sales of securities available-for-sale..........................................................      123,163                 790
Calls, maturities and prepayments of securities available-for-sale..............................      278,167             310,636
Calls, maturities and prepayments of securities held-to-maturity................................       62,719              85,792
Net increase in loans made to customers.........................................................   (1,039,839)           (641,194)
Capital expenditures............................................................................      (23,154)            (40,297)
Proceeds from sales of premises and equipment...................................................          865               5,257
Net decrease (increase) in other assets.........................................................      252,500             (65,629)
    Net cash used by investing activities.......................................................   (1,186,181)         (1,014,024)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts.......................................      539,199               3,683
Net increase (decrease) in certificates of deposit..............................................    1,042,405            (463,877)
Net (decrease) increase in federal funds purchased and securities
  sold under repurchase agreements..............................................................      (42,235)          1,132,485
Net (decrease) increase in commercial paper.....................................................      (42,702)             46,898
Net increase (decrease) in other short-term borrowings..........................................      373,741            (811,281)
Proceeds from issuance of bank notes............................................................           --           1,349,236
Maturities of bank notes........................................................................   (1,241,283)           (614,328)
Proceeds from issuance of other long-term debt..................................................      293,252                  --
Payments on other long-term debt................................................................         (122)               (106)
Common stock issued.............................................................................        9,583               7,799
Dividend payments...............................................................................      (65,408)            (61,089)
Common stock repurchased........................................................................     (161,155)            (88,319)
Net decrease in other liabilities...............................................................       (7,348)             (6,670)
    Net cash provided by financing activities...................................................      697,927             494,431

DECREASE IN CASH AND CASH EQUIVALENTS...........................................................     (366,646)            (30,832)
Cash and cash equivalents at beginning of year..................................................    3,367,673           2,692,318
Cash and cash equivalents at end of period......................................................   $3,001,027          $2,661,486
SUPPLEMENTAL DISCLOSURES
Unrealized losses on securities available-for-sale:
  Decrease in securities available-for-sale.....................................................   $  (56,778)         $  (95,566)
  Increase in deferred taxes....................................................................       22,486              36,791
  Decrease in shareholders' equity..............................................................      (34,292)            (58,775)

(WACHOVIA LOGO APPEARS HERE)
Wachovia Corporation                                Bulk Rate
P.O. Box 3099                                     U.S. POSTAGE PAID
Winston-Salem, NC 27150                              WACHOVIA
                                                    CORPORATION