Form 10-Q
period 1997-06-30
WACHOVIA CORP/ NC
filed 1997-08-13
CIK 774203

1997 FORM 10-Q

       United States Securities and Exchange Commission
       Washington, DC 20549
       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the Quarterly Period Ended June 30, 1997
       Commission File Number 1-9021

WACHOVIA CORPORATION

       Incorporated in the State of North Carolina
       IRS Employer Identification Number 56-1473727
       Address and Telephone:
            100 North Main Street, Winston-Salem, North Carolina, 27101, (910) 770-5000
            191 Peachtree Street NE, Atlanta, Georgia, 30303, (404) 332-5000

             Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
             As of June 30, 1997, Wachovia Corporation had 159,539,560 shares of common stock outstanding.
             Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the financial supplement for the quarter ended June 30, 1997 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

PART I     FINANCIAL INFORMATION
Item 1     FINANCIAL STATEMENTS (UNAUDITED)          PAGE
             Selected Period-End Data.........................3
             Common Stock Data -- Per Share...................3
             Consolidated Statements of Condition............25
             Consolidated Statements of Income...............26
             Consolidated Statements of
                Shareholders' Equity.........................27
             Consolidated Statements of Cash Flows...........28
Item 2     MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.................................4-24

PART II OTHER INFORMATION

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders held on April 25, 1997, four directors were elected, the Wachovia Corporation Stock Plan was amended and restated and the appointment of Ernst & Young LLP as independent auditors for 1997 was ratified. The distribution of shareholders' votes was as follows:

                                                            Shares Voted     Shares
                                                              in Favor      Withheld
          ELECTION OF DIRECTORS
          John L. Clendenin                                   134,098,935    2,067,538
          George W. Henderson, III                            134,124,246    2,042,227
          Robert A. Ingram                                    134,057,591    2,108,882
          John G. Medlin, Jr.                                 134,076,808    2,089,665

          APPROVAL OF THE AMENDED AND RESTATED STOCK PLAN
          Shares Voted in Favor                                99,107,948
          Shares Voted Against                                 21,678,626
          Abstentions                                           1,307,506
          Broker Nonvotes                                      14,072,393

          RATIFICATION OF THE APPOINTMENT OF INDEPENDENT AUDITORS
          Shares Voted in Favor                               135,019,694
          Shares Voted Against                                    604,604
          Abstentions                                             542,175



Item 6  EXHIBITS  AND REPORTS ON FORM 8-K
a) 2.1     Agreement and Plan of Merger, dated as of June 9, 1997, by and between Wachovia Corporation and Jefferson
            Bankshares, Inc. (included as Exhibit 2 to Wachovia Corporation's Form 13D dated June 19, 1997 and incorporated by reference herein).

   2.2     Agreement and Plan of Merger, dated as of June 23, 1997, by and between Wachovia Corporation and Central
            Fidelity Banks, Inc. (included as Exhibit 2 to Wachovia Corporation's Form 13D dated July 3, 1997 and incorporated by reference herein).

   4       Instruments defining the rights of security holders, including indentures.*

   11      "Computation of Earnings per Common Share" is presented as Table 3 on page 6 of the second quarter 1997 financial supplement.

   12      Statement setting forth computation of ratio of earnings to fixed charges.

   19      "Unaudited Consolidated Financial Statements," listed in Part I, Item 1 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the second quarter of 1997 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

   27      Financial Data Schedule (for SEC purposes only).

     b)    Reports on Form 8-K: A Current Report on Form 8-K dated June 9, 1997 was filed with the Securities and Exchange
            Commission relating to the Agreement and Plan of Merger by and between Wachovia Corporation and Jefferson
            Bankshares, Inc. A Current Report on Form 8-K dated June 23, 1997 was filed with the Securities and Exchange
            Commission relating to the Agreement and Plan of Merger by and between Wachovia Corporation and Central
            Fidelity Banks, Inc.

       * Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.

SIGNATURES

       Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

                  August 12, 1997   ROBERT S. McCOY, JR.
                                       Robert S. McCoy, Jr.
                                       Executive Vice President
                                       and Chief Financial Officer

                  August 12, 1997   DONALD K. TRUSLOW
                                       Donald K. Truslow
                                       Comptroller

                          (WACHOVIA LOGO APPEARS HERE)


                              FINANCIAL SUPPLEMENT

                                 AND FORM 10-Q

                              SECOND QUARTER 1997

WACHOVIA CORPORATION DIRECTORS AND OFFICERS

DIRECTORS

L. M. BAKER, JR.
President and
Chief Executive Officer

JOHN G. MEDLIN, JR.
Chairman of the Board

PETER C. BROWNING
President and
Chief Operating Officer
Sonoco Products Company

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

ROBERT S. McCOY, JR.,
Executive Vice President
Chief Financial Officer

G. JOSEPH PRENDERGAST
Executive Vice President
General Banking

RICHARD B. ROBERTS
Executive Vice President
Treasurer

SELECTED PERIOD-END DATA

                                                                                                          June 30         June 30
                                                                                                           1997            1996
Banking offices:
  North Carolina.......................................................................................       202             219
  Georgia..............................................................................................       121             126
  South Carolina.......................................................................................       128             143
     Total.............................................................................................       451             488

Automated banking machines:
  North Carolina.......................................................................................       386             342
  Georgia..............................................................................................       246             215
  South Carolina.......................................................................................       251             196
     Total.............................................................................................       883             753

Employees (full-time equivalent).......................................................................    16,577          16,150
Common stock shareholders of record....................................................................    32,112          28,058
Common shares outstanding (thousands)..................................................................   159,540         166,798

COMMON STOCK DATA -- PER SHARE

                                                                                   1997                          1996
                                                                            Second       First      Fourth       Third      Second
                                                                            Quarter     Quarter     Quarter     Quarter    Quarter
Market value:
  Period-end............................................................    $58 5/16    $54 1/2     $56 1/2     $49 1/2     $43 3/4
  High..................................................................    66 7/8      64 5/8      60 1/4      49 7/8      46 1/4
  Low...................................................................    53 1/2      54 1/2      48 3/4      39 5/8      40 7/8
Book value at period-end................................................     23.07       22.75       22.96       22.57       22.18
Dividend................................................................       .40         .40         .40         .40         .36
Price/earnings ratio*...................................................      14.6 X      13.9 x      14.8 x      13.6 x      12.4 x

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

James C. Mabry, Investor Relations Manager, (910) 732-5788

Wachovia Corporation
P.O. Box 3099
Winston-Salem, NC 27150

Common Stock Listing -- New York Stock Exchange, ticker symbol - WB

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY                                                        TABLE 1

                                      Twelve
                                      Months                                                                     Six Months
                                      Ended                1997                           1996                     Ended
                                     June 30         Second     First         Fourth     Third      Second        June 30
                                       1997         Quarter    Quarter       Quarter    Quarter    Quarter          1997
SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income -- taxable
  equivalent .....................  $3,386,900      $865,416   $837,010      $842,365   $842,109   $810,637      $1,702,426
Interest expense..................   1,704,116       438,359    417,955       421,079    426,723    411,472         856,314
Net interest income -- taxable
  equivalent......................   1,682,784       427,057    419,055       421,286    415,386    399,165         846,112
Taxable equivalent adjustment.....      60,527        13,315     14,086        16,246     16,880     17,914          27,401
Net interest income...............   1,622,257       413,742    404,969       405,040    398,506    381,251         818,711
Provision for loan losses.........     185,886        49,715     47,998        47,443     40,730     34,404          97,713
Net interest income after
  provision for loan losses.......   1,436,371       364,027    356,971       357,597    357,776    346,847         720,998
Other operating revenue...........     835,784       232,905    201,665       203,436    197,778    198,595         434,570
Investment securities gains
  (losses)........................       3,918           326        335         2,864        393       (219)            661
Total other income................     839,702       233,231    202,000       206,300    198,171    198,376         435,231
Personnel expense.................     688,499       181,650    174,104       167,236    165,509    160,162         355,754
Other expense.....................     629,548       173,044    150,032       155,502    150,970    149,925         323,076
Total other expense...............   1,318,047       354,694    324,136       322,738    316,479    310,087         678,830
Income before income taxes........     958,026       242,564    234,835       241,159    239,468    235,136         477,399
Applicable income taxes*..........     293,997        76,941     71,753        70,431     74,872     75,773         148,694
Net income........................  $  664,029      $165,623   $163,082      $170,728   $164,596   $159,363      $  328,705

Net income per common share:
  Primary.........................  $     4.00      $   1.01   $    .99      $   1.02   $    .98   $    .94      $     2.00
  Fully diluted...................  $     3.99      $   1.01   $    .99      $   1.02   $    .97   $    .94      $     2.00
Cash dividends paid per common
  share...........................  $     1.60      $    .40   $    .40      $    .40   $    .40   $    .36      $      .80
Cash dividends paid on common
  stock...........................  $  262,485      $ 64,392   $ 65,408      $ 66,016   $ 66,669   $ 60,684      $  129,800
Cash dividend payout ratio........        39.5%         38.9%      40.1%         38.7%      40.5%      38.1%           39.5%
Average primary shares
  outstanding.....................     165,857       162,872    165,432       167,118    167,966    169,861         164,145
Average fully diluted shares
  outstanding.....................     166,003       162,888    165,441       167,281    168,354    169,972         164,158

SELECTED AVERAGE BALANCES
  (millions)
Total assets......................  $   46,028      $ 46,619   $ 45,984      $ 45,737   $ 45,778   $ 44,956      $   46,303
Loans -- net of unearned income...      31,370        32,249     31,481        31,101     30,660     30,004          31,867
Investment securities**...........       8,377         8,193      8,327         8,251      8,734      8,668           8,259
Other interest-earning assets.....       1,386         1,278      1,242         1,409      1,611      1,519           1,261
Total interest-earning assets.....      41,133        41,720     41,050        40,761     41,005     40,191          41,387
Interest-bearing deposits.........      21,685        22,641     22,034        21,211     20,873     20,335          22,339
Short-term borrowed funds.........       7,790         7,943      7,444         7,668      8,099      8,216           7,695
Long-term debt....................       6,007         5,450      5,910         6,206      6,454      6,129           5,679
Total interest-bearing
  liabilities.....................      35,482        36,034     35,388        35,085     35,426     34,680          35,713
Noninterest-bearing deposits......       5,540         5,631      5,518         5,604      5,408      5,426           5,575
Total deposits....................      27,225        28,272     27,552        26,815     26,281     25,761          27,914
Shareholders' equity..............       3,637         3,593      3,653         3,671      3,631      3,644           3,623

RATIOS (averages)
Annualized net loan losses to
  loans...........................         .59%          .62%       .61%          .61%       .53%       .46%            .61%
Annualized net yield on
  interest-earning assets.........        4.09          4.11       4.14          4.11       4.03       3.99            4.12
Shareholders' equity to:
  Total assets....................        7.90          7.71       7.94          8.03       7.93       8.11            7.82
  Net loans.......................       11.74         11.28      11.75         11.96      12.00      12.31           11.51
Annualized return on assets.......        1.44          1.42       1.42          1.49       1.44       1.42            1.42
Annualized return on
  shareholders' equity............       18.26         18.44      17.86         18.60      18.13      17.49           18.15

                                    Six Months
                                      Ended
                                     June 30,
                                       1996
SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income -- taxable
  equivalent......................  $1,612,757
Interest expense..................     824,800
Net interest income -- taxable
  equivalent......................     787,957
Taxable equivalent adjustment.....      36,791
Net interest income...............     751,166
Provision for loan losses.........      61,738
Net interest income after
  provision for loan losses.......     689,428
Other operating revenue...........     382,700
Investment securities gains
  (losses)........................         479
Total other income................     383,179
Personnel expense.................     321,780
Other expense.....................     296,552
Total other expense...............     618,332
Income before income taxes........     454,275
Applicable income taxes*..........     145,042
Net income........................  $  309,233

Net income per common share:
  Primary.........................  $     1.81
  Fully diluted...................  $     1.81
Cash dividends paid per common
  share...........................  $      .72
Cash dividends paid on common
  stock...........................  $  121,773
Cash dividend payout ratio........        39.4%
Average primary shares
  outstanding.....................     170,664
Average fully diluted shares
  outstanding.....................     170,808

SELECTED AVERAGE BALANCES
  (millions)
Total assets......................  $   44,696
Loans -- net of unearned income...      29,611
Investment securities**...........       8,732
Other interest-earning assets.....       1,556
Total interest-earning assets.....      39,899
Interest-bearing deposits.........      20,500
Short-term borrowed funds.........       8,136
Long-term debt....................       5,808
Total interest-bearing
  liabilities.....................      34,444
Noninterest-bearing deposits......       5,399
Total deposits....................      25,899
Shareholders' equity..............       3,666
RATIOS (averages)
Annualized net loan losses to
  loans...........................         .42%
Annualized net yield on
  interest-earning assets.........        3.97
Shareholders' equity to:
  Total assets....................        8.20
  Net loans.......................       12.55
Annualized return on assets.......        1.38
Annualized return on
  shareholders' equity............       16.87

  *Income taxes applicable to securities transactions were $1,582, $118, $134,
   $1,181, $149, ($86), $252 and $192, respectively
 **Reported at amortized cost; excludes pretax unrealized gains on securities available-for-sale of $50, $27, $60, $74, $40, $74, $44 and $131, respectively

RESULTS OF OPERATIONS

OVERVIEW
                  Wachovia Corporation ("Wachovia") is a southeastern interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. The corporation's principal banking subsidiary is Wachovia Bank, N.A., which maintains operations in Georgia, North Carolina and South Carolina. Credit card services are provided through The First National Bank of Atlanta. In June, the corporation announced separate merger agreements with Jefferson Bankshares, Inc., of Charlottesville, Virginia, and Central Fidelity Banks, Inc., of Richmond, Virginia. The merger with Jefferson Bankshares is expected to be accounted for as a purchase transaction, and the merger with Central Fidelity is anticipated to be accounted for as a pooling-of-interests transaction. At June 30, 1997, Jefferson Bankshares and Central Fidelity had total assets of $2.2 billion and $10.7 billion, respectively. Both mergers are subject to approval by shareholders and appropriate regulatory agencies and are expected to close in the fourth quarter of 1997.
                  Wachovia regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of Wachovia's book value and net income per common share may occur in connection with any future transactions.
                  Economic growth continued during the second quarter of 1997 but at a more moderate pace than the first three months of the year. The economy expanded at an annualized rate of 2.2 percent from the preceding three-month period versus a revised 4.9 percent in the first quarter. Economic conditions within Wachovia's primary operating states of Georgia, North Carolina and South Carolina remained generally favorable, with seasonally adjusted unemployment for the quarter averaging 4.4 percent, 3.4 percent and 4.8 percent, respectively, versus 4.9 percent nationwide.
                    Wachovia's net income for the second quarter of 1997 was
              $165.623 million or $1.01 per fully diluted share compared with $159.363 million or $.94 per fully diluted share a year earlier. For the first six months, net income totaled $328.705 million or $2.00 per fully diluted share versus $309.233 million or $1.81 per fully diluted share in the same period of 1996. Gains for the quarter and first half reflected good revenue growth moderated by increased provisions for loan losses and higher spending for growth initiatives and Year 2000 conversion costs. Total revenues, excluding securities transactions, grew $62.202 million or 10.4 percent for the quarter and $110.025 million or 9.4 percent year to date. Net income represented annualized returns of 18.44 percent on shareholders' equity and 1.42 percent on assets for the quarter and annualized returns of 18.15 percent on equity and 1.42 percent on assets for the first half of 1997.
                  Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative with accompanying tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

COMPONENTS OF EARNINGS PER PRIMARY SHARE                                 TABLE 2

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30                          June 30
                                                                     1997        1996     Change           1997
Interest income -- taxable equivalent..........................      $5.31       $4.77      $.54          $10.37
Interest expense...............................................       2.69       2.42        .27            5.22
Net interest income -- taxable equivalent......................       2.62       2.35        .27            5.15
Taxable equivalent adjustment..................................        .08        .11       (.03)            .16
Net interest income............................................       2.54       2.24        .30            4.99
Provision for loan losses......................................        .31        .20        .11             .60
Net interest income after provision for loan losses............       2.23       2.04        .19            4.39
Other operating revenue........................................       1.43       1.17        .26            2.65
Investment securities gains....................................         --         --         --              --
Total other income.............................................       1.43       1.17        .26            2.65
Personnel expense..............................................       1.11        .94        .17            2.16
Other expense..................................................       1.06        .88        .18            1.97
Total other expense............................................       2.17       1.82        .35            4.13
Income before income taxes.....................................       1.49       1.39        .10            2.91
Applicable income taxes........................................        .48        .45        .03             .91
Net income.....................................................      $1.01       $.94       $.07          $ 2.00

                                                               Six Months Ended
                                                                    June 30
                                                                      1996     Change
Interest income -- taxable equivalent..........................      $9.45      $ .92
Interest expense...............................................       4.83        .39
Net interest income -- taxable equivalent......................       4.62        .53
Taxable equivalent adjustment..................................        .22       (.06)
Net interest income............................................       4.40        .59
Provision for loan losses......................................        .36        .24
Net interest income after provision for loan losses............       4.04        .35
Other operating revenue........................................       2.24        .41
Investment securities gains....................................         --        --
Total other income.............................................       2.24        .41
Personnel expense..............................................       1.88        .28
Other expense..................................................       1.74        .23
Total other expense............................................       3.62        .51
Income before income taxes.....................................       2.66        .25
Applicable income taxes........................................        .85        .06
Net income.....................................................      $1.81       $.19

                                                   TABLE 3

COMPUTATION OF EARNINGS PER COMMON SHARE
(thousands, except per share)

                                                                                 Three Months Ended             Six Months Ended
                                                                                        June 30                      June 30
                                                                                 1997          1996           1997            1996

PRIMARY
Average common shares outstanding........................................       160,589        168,298       161,801        169,004
Dilutive common stock options -- based on treasury
  stock method using average market price................................         2,120          1,462         2,178          1,556
Dilutive common stock awards -- based on treasury
  stock method using average market price................................           163            101           166            104
Average primary shares outstanding.......................................       162,872        169,861       164,145        170,664
Net income...............................................................      $165,623       $159,363      $328,705       $309,233
Net income per common share -- primary...................................      $   1.01       $    .94      $   2.00       $   1.81

FULLY DILUTED
Average common shares outstanding........................................       160,589        168,298       161,801        169,004
Dilutive common stock options -- based on treasury
  stock method using higher of period-end
  market price or average market price...................................         2,120          1,473         2,178          1,556
Dilutive common stock awards -- based on treasury
  stock method using higher of period-end
  market price or average market price...................................           171            108           171            108
Convertible notes assumed converted......................................             8             93             8            140
Average fully diluted shares outstanding.................................       162,888        169,972       164,158        170,808
Net income...............................................................      $165,623       $159,363      $328,705       $309,233
Add interest on convertible notes after taxes............................             1             20             3             43
Adjusted net income......................................................      $165,624       $159,383      $328,708       $309,276
Net income per common share -- fully diluted.............................      $   1.01       $    .94      $   2.00       $   1.81

NET INTEREST INCOME
                  Taxable equivalent net interest income for the second quarter increased $27.892 million or 7 percent year over year and was up $58.155 million or 7.4 percent for the first six months. Gains in both periods reflected good loan growth, a higher average earning yield and a more favorable funding mix, with time deposits increasing while short-term borrowings and long-term debt declined. Compared with the first quarter, taxable equivalent net interest income rose $8.002 million or 1.9 percent due primarily to higher loan volume. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) improved 12 basis points for the second period versus a year earlier and 15 basis points year to date but was modestly lower by 3 basis points from the preceding three months.
                  Taxable equivalent interest income rose $54.779 million or 6.8 percent for the quarter and $89.669 million or 5.6 percent for the first half, fueled by good loan growth including gains in the higher-yielding consumer portfolio. Loans expanded $2.245 billion or 7.5 percent for the three months and $2.256 billion or 7.6 percent year to date with the average rate earned increasing 29 basis points and 23 basis points, respectively. Total interest-earning assets grew a more moderate $1.529 billion or 3.8 percent for the quarter and $1.488 billion or 3.7 percent for the first six months with the average yield up 21 basis points and 16 basis points, respectively. Taxable equivalent interest income was higher by $28.406 million or 3.4 percent from the first quarter, primarily reflecting continued good loan demand. Loans advanced $768 million or an annualized 9.8 percent from the preceding three months with the average yield rising 8 basis points.
                  Commercial loans, including related real estate categories, lease financing and foreign loans, grew $1.359 billion or 7.6 percent for the quarter versus a year earlier and were higher by $1.217 billion or 6.9 percent for the first half of 1997. All categories expanded except tax-exempt loans, which decreased due to paydowns in the ESOP portfolio, and the reduced availability of tax-exempt borrowing and lending at acceptable yields. Gains were led by taxable commercial loans and the real estate portfolio. Taxable commercial loans rose $553 million or 5.6 percent for the second period and $407 million or 4.2 percent year to date. Commercial mortgages were higher by $490 million or 12 percent for the quarter and $486 million or 12.1 percent for the first half, while construction loans grew $397 million or 52.7 percent and $370 million or 51.2 percent, respectively. At June 30, 1997, commercial real estate loans, based on regulatory definitions, were $5.849 billion or 17.6 percent of total loans compared with $4.939 billion or 16.1 percent one year earlier and $5.550 billion or 17 percent at March 31, 1997. Regulatory definitions for commercial real estate loans include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation. Lease financing receivables consist largely of corporate leases and other structured tax-advantaged transactions as well as some consumer automobile leasing. Growth in lease financing, both year over year and from the first quarter, reflected gains in corporate leases and other structured tax-advantaged transactions as automobile leasing declined.
                  Consumer loans, including residential mortgages, increased
              $886 million or 7.3 percent for the three months and $1.039 billion or 8.7 percent year to date. Substantially all the growth occurred in credit cards and residential mortgages, offsetting softness in indirect retail loans which consist primarily of automobile sales financing. Credit card loans rose $732 million or
              18.1 percent for the quarter and $784 million or 19.6 percent for the first half. Residential mortgages were higher by $365 million or 8.4 percent for the second period and $398 million or 9.3 percent year to date, reflecting increases principally in bank equity loans and adjustable rate mortgages. At June 30, 1997, managed credit card outstandings, which include securitized loans, totaled $5.404 billion versus $4.805 billion one year earlier and $5.428 billion at March 31, 1997. Managed credit cards at June 30, 1997 included $586 million of net securitized loans.

NET INTEREST INCOME AND AVERAGE BALANCES                                 TABLE 4

                                     Twelve
                                     Months                                                                     Six Months
                                     Ended                1997                           1996                     Ended
                                    June 30         Second     First         Fourth     Third      Second        June 30
                                      1997         Quarter    Quarter       Quarter    Quarter    Quarter          1997
NET INTEREST INCOME -- TAXABLE
  EQUIVALENT (thousands)
Interest income:
  Loans..........................  $2,715,634      $705,179   $674,907      $674,328   $661,220   $632,389      $1,380,086
  Investment securities..........     591,359       142,794    146,060       147,020    155,485    154,395         288,854
  Interest-bearing bank
    balances.....................      15,635           445        360         5,501      9,329      9,258             805
  Federal funds sold and
    securities
    purchased under resale
    agreements...................      11,372         4,001      2,203         1,893      3,275      3,155           6,204
  Trading account assets.........      52,900        12,997     13,480        13,623     12,800     11,440          26,477
     Total.......................   3,386,900       865,416    837,010       842,365    842,109    810,637       1,702,426
Interest expense:
  Interest-bearing demand........      47,246        12,233     11,432        12,044     11,537     10,916          23,665
  Savings and money market
    savings......................     307,752        84,481     79,351        75,359     68,561     64,932         163,832
  Savings certificates...........     366,426        90,602     89,091        92,584     94,149     91,685         179,693
  Large denomination
    certificates.................     134,699        36,570     34,889        29,470     33,770     32,863          71,459
  Time deposits in foreign
    offices......................      70,526        22,361     17,357        17,132     13,676     11,033          39,718
  Short-term borrowed funds......     411,632       105,889     95,069       100,949    109,725    110,030         200,958
  Long-term debt.................     365,835        86,223     90,766        93,541     95,305     90,013         176,989
     Total.......................   1,704,116       438,359    417,955       421,079    426,723    411,472         856,314
Net interest income..............  $1,682,784      $427,057   $419,055      $421,286   $415,386   $399,165      $  846,112

Annualized net yield on
  interest-earning assets........        4.09%         4.11%      4.14%         4.11%      4.03%      3.99%           4.12%

AVERAGE BALANCES (millions)
Assets:
  Loans -- net of unearned
    income.......................  $   31,370      $ 32,249   $ 31,481      $ 31,101   $ 30,660   $ 30,004      $   31,867
  Investment securities..........       8,377         8,193      8,327         8,251      8,734      8,668           8,259
  Interest-bearing bank
    balances.....................         206            37         28           276        478        462              33
  Federal funds sold and
    securities
    purchased under resale
    agreements...................         207           285        164           138        240        232             225
  Trading account assets.........         973           956      1,050           995        893        825           1,003
     Total interest-earning
     assets......................      41,133        41,720     41,050        40,761     41,005     40,191          41,387
  Cash and due from banks........       2,536         2,576      2,558         2,576      2,434      2,521           2,567
  Premises and equipment.........         637           633        639           632        642        643             636
  Other assets...................       2,073         2,062      2,079         2,095      2,059      1,931           2,070
  Unrealized gains on securities
    available-for-sale...........          50            27         60            74         40         74              44
  Allowance for loan losses......        (401)         (399)      (402)         (401)      (402)      (404)           (401)
     Total assets................  $   46,028      $ 46,619   $ 45,984      $ 45,737   $ 45,778   $ 44,956      $   46,303
Liabilities and shareholders'
  equity:
  Interest-bearing demand........  $    3,307      $  3,324   $  3,297      $  3,354   $  3,253   $  3,272      $    3,310
  Savings and money market
    savings.....................        8,205         8,632      8,394         8,072      7,733      7,505           8,514
  Savings certificates...........       6,492         6,431      6,426         6,510      6,598      6,487           6,429
  Large denomination
    certificates.................       2,361         2,621      2,586         1,989      2,256      2,222           2,603
  Time deposits in foreign
    offices......................       1,320         1,633      1,331         1,286      1,033        849           1,483
  Short-term borrowed funds......       7,790         7,943      7,444         7,668      8,099      8,216           7,695
  Long-term debt.................       6,007         5,450      5,910         6,206      6,454      6,129           5,679
     Total interest-bearing
     liabilities.................      35,482        36,034     35,388        35,085     35,426     34,680          35,713
Demand deposits in domestic
  offices........................       5,536         5,626      5,515         5,599      5,402      5,419           5,571
Demand deposits in foreign
  offices........................          --            --         --            --          1          2              --
Noninterest-bearing time deposits
  in domestic offices............           4             5          3             5          5          5               4
Other liabilities................       1,369         1,361      1,425         1,377      1,313      1,206           1,392
Shareholders' equity.............       3,637         3,593      3,653         3,671      3,631      3,644           3,623
     Total liabilities and
       shareholders' equity......  $   46,028      $ 46,619   $ 45,984      $ 45,737   $ 45,778   $ 44,956      $   46,303
Total deposits...................  $   27,225      $ 28,272   $ 27,552      $ 26,815   $ 26,281   $ 25,761      $   27,914

                                   Six Months
                                     Ended
                                    June 30,
                                      1996
NET INTEREST INCOME -- TAXABLE
  EQUIVALENT (thousands)
Interest income:
  Loans..........................  $1,252,111
  Investment securities..........     312,026
  Interest-bearing bank
    balances.....................      18,276
  Federal funds sold and
    securities
    purchased under resale
    agreements...................       6,405
  Trading account assets.........      23,939
     Total.......................   1,612,757
Interest expense:
  Interest-bearing demand........      23,585
  Savings and money market
    savings......................     129,912
  Savings certificates...........     183,152
  Large denomination
    certificates.................      72,497
  Time deposits in foreign
    offices......................      24,134
  Short-term borrowed funds......     220,420
  Long-term debt.................     171,100
     Total.......................     824,800
Net interest income..............  $  787,957

Annualized net yield on
  interest-earning assets........        3.97%

AVERAGE BALANCES (millions)
Assets:
  Loans -- net of unearned
    income.......................  $   29,611
  Investment securities..........       8,732
  Interest-bearing bank
    balances.....................         459
  Federal funds sold and
    securities
    purchased under resale
    agreements...................         236
  Trading account assets.........         861
     Total interest-earning
     assets......................      39,899
  Cash and due from banks........       2,567
  Premises and equipment.........         638
  Other assets...................       1,866
  Unrealized gains on securities
    available-for-sale...........         131
  Allowance for loan losses......        (405)
     Total assets................  $   44,696
Liabilities and shareholders'
  equity:
  Interest-bearing demand........  $    3,293
  Savings and money market
    savings......................       7,395
  Savings certificates...........       6,444
  Large denomination
    certificates.................       2,448
  Time deposits in foreign
    offices......................         920
  Short-term borrowed funds......       8,136
  Long-term debt.................       5,808
     Total interest-bearing
     liabilities.................      34,444
Demand deposits in domestic
  offices........................       5,392
Demand deposits in foreign
  offices........................           3
Noninterest-bearing time deposits
  in domestic offices............           4
Other liabilities................       1,187
Shareholders' equity.............       3,666
     Total liabilities and
       shareholders' equity......  $   44,696
Total deposits...................  $   25,899

                  Loans outstanding as of June 30, 1997 and the preceding four quarters are shown below.

                                                           June 30         March 31          Dec. 31         Sept. 30
                     $ THOUSANDS                            1997             1997             1996             1996
                     Commercial.....................     $11,097,920      $10,903,268      $ 9,661,757      $10,517,396
                     Tax-exempt.....................       1,772,799        1,752,655        1,936,785        1,998,718
                          Total commercial..........      12,870,719       12,655,923       11,598,542       12,516,114
                     Direct retail..................         757,401          752,091          782,478          772,947
                     Indirect retail................       2,345,428        2,438,554        2,491,029        2,562,665
                     Credit card....................       4,818,185        4,802,836        4,819,197        4,377,293
                     Other revolving credit.........         355,129          355,699          359,594          355,254
                          Total retail..............       8,276,143        8,349,180        8,452,298        8,068,159
                     Construction...................       1,234,002        1,075,005          979,649          874,928
                     Commercial mortgages...........       4,614,698        4,474,620        4,349,438        4,296,306
                     Residential mortgages..........       4,759,201        4,657,805        4,644,858        4,546,274
                          Total real estate.........      10,607,901       10,207,430        9,973,945        9,717,508
                     Lease financing................       1,002,957          840,833          822,703          745,673
                     Foreign........................         497,905          516,890          435,704          501,349
                          Total loans...............     $33,255,625      $32,570,256      $31,283,192      $31,548,803

                                                        June 30
                     $ THOUSANDS                         1996
                     Commercial.....................  $10,280,931
                     Tax-exempt.....................    2,047,475
                          Total commercial..........   12,328,406
                     Direct retail..................      767,154
                     Indirect retail................    2,582,142
                     Credit card....................    4,180,440
                     Other revolving credit.........      358,636
                          Total retail..............    7,888,372
                     Construction...................      808,866
                     Commercial mortgages...........    4,130,537
                     Residential mortgages..........    4,405,219
                          Total real estate.........    9,344,622
                     Lease financing................      644,087
                     Foreign........................      467,154
                          Total loans...............  $30,672,641

                  Investment securities, the second largest category of
              interest-earning assets, were lower by $475 million or 5.5 percent for the quarter and $473 million or 5.4 percent for the first six months. Decreases in both periods resulted from continued good loan demand and ongoing balance sheet management planning. Held-to-maturity securities declined $201 million or 13.4 percent for the three months and $219 million or 14.2 percent year to date, while available-for-sale securities were lower by $274 million or 3.8 percent and $254 million or 3.5 percent, respectively. Investment securities were down $134 million or 1.6 percent from the first three months of 1997, reflecting modest decreases in both the held-to-maturity and available-for-sale portfolios. At June 30, 1997, securities available-for-sale totaled $6.983 billion and securities held-to-maturity were $1.271 billion as presented in the following table.

                     $ IN THOUSANDS
                     Securities available-for-sale at market value:
                       U.S. Government and agency.......................................................................$5,162,544
                       Mortgage-backed securities....................................................................... 1,404,817
                       Other............................................................................................   416,028
                                                                                                                        ----------
                          Total securities available-for-sale........................................................... 6,983,389
                     Securities held-to-maturity:
                       Mortgage-backed securities....................................................................... 1,052,962
                       State and municipal..............................................................................   216,289
                       Other............................................................................................     1,898
                                                                                                                        ----------
                          Total securities held-to-maturity............................................................. 1,271,149
                          Total investment securities...................................................................$8,254,538
                                                                                                                        ==========

                  Securities held-to-maturity had a market value of $1.333
              billion at June 30, 1997, representing a $62 million appreciation over book value. Securities available-for-sale marked to fair market value had an unrealized gain of $57.242 million, pretax, and $35.715 million, net of tax, on the same date. Average securities available-for-sale had an unrealized gain of $27.505 million, pretax, and $17.239 million, net of tax, for the second quarter. For the first six months, average securities available-for-sale had an unrealized gain of $43.984 million, pretax, and $27.239 million, net of tax.
                  Interest expense was up $26.887 million or 6.5 percent for the quarter and $31.514 million or 3.8 percent year to date. Increases were driven primarily by expanded levels of interest-bearing liabilities to support loan growth with a higher average rate paid also contributing to the rise, principally for the second quarter. Interest-bearing liabilities rose $1.354 billion or 3.9 percent for the three months and $1.269 billion or 3.7 percent for the first six months, with time deposits accounting for all the growth in both periods. The average rate paid on interest-bearing liabilities increased 11 basis points for the quarter but was up only 2 basis points year to date. Interest expense rose $20.404 million or

              4.9 percent from the first quarter due to a greater volume of interest-bearing liabilities and a higher average rate paid.
                  The corporation is issuing a variety of debt instruments to further broaden its funding base while continuing innovative marketing for traditional funding sources. This includes a global bank note program, the issuance of senior debt and trust capital securities, and greater reliance on money market instruments, such as the corporation's Premiere account. Management believes that continued flexibility and innovation will be required by financial institutions to attract future funding through deposit products and alternative sources.
                  Time deposits grew $2.306 billion or 11.3 percent for the
              quarter and $1.839 billion or 9 percent for the first half. The mix of time deposits to total interest-bearing liabilities increased to 62.8 percent for the second period from 58.6 percent a year earlier and was 62.6 percent for the first six months versus 59.5 percent in the same period of 1996. Savings and money market savings, foreign time deposits and large denomination certificates paced the gains in both periods. Growth in savings and money market savings, up $1.127 billion or 15 percent for the three months and $1.119 billion or 15.1 percent year to date, was driven principally by the corporation's Premiere account, a federally insured savings account for individuals and businesses offering interest rates competitive with money market rates. Compared with the first three months of 1997, time deposits increased $607 million or 2.8 percent led by foreign time deposits and savings and money market savings.
                  Short-term borrowings declined $273 million or 3.3 percent for the quarter and $441 million or 5.4 percent for the first half. Federal funds purchased and securities sold under repurchase agreements were down $979 million or 15.1 percent for the three months and $550 million or 8.9 percent year to date, accounting for substantially all the decreases in both periods. Commercial paper borrowings expanded for both the quarter and first six months, while other short-term borrowings, consisting primarily of short-term bank notes, increased $528 million or 44.2 percent for the three months but were modestly lower year to date. Short-term borrowings were up $499 million or 6.7 percent from the first quarter, reflecting growth principally in other short-term borrowings.

TAXABLE EQUIVALENT RATE / VOLUME VARIANCE ANALYSIS -- SECOND QUARTER*    TABLE 5

                                                                                                                           Variance
                                                                                                                        Attributable
    Average Volume        Average Rate                                             Interest                                to
   1997       1996       1997     1996                                         1997         1996          Variance          Rate
      (Millions)                          INTEREST INCOME                                                (Thousands)
                                          Loans:
  $10,488    $ 9,935      7.22     6.97   Commercial.....................    $188,734     $172,156         $16,578         $ 6,464
    1,696      2,080      8.86     8.95   Tax-exempt.....................      37,475       46,281          (8,806)           (452)
   12,184     12,015      7.45     7.31   Total commercial...............     226,209      218,437           7,772           4,459
      757        759      9.48     9.43   Direct retail..................      17,886       17,786             100             128
    2,371      2,583      8.44     8.15   Indirect retail................      49,901       52,322          (2,421)          1,853
    4,777      4,045     13.04    11.72   Credit card....................     155,305      117,902          37,403          14,273
      357        354     12.17    12.13   Other revolving credit.........      10,822       10,688             134              46
    8,262      7,741     11.36    10.32   Total retail...................     233,914      198,698          35,216          21,046
    1,150        753      9.10     9.44   Construction...................      26,080       17,655           8,425            (648)
    4,563      4,073      8.34     8.33   Commercial mortgages...........      94,904       84,366          10,538             103
    4,704      4,339      8.14     8.45   Residential mortgages..........      95,401       91,124           4,277          (3,338)
   10,417      9,165      8.33     8.48   Total real estate..............     216,385      193,145          23,240          (3,363)
      890        616      9.13     9.12   Lease financing................      20,257       13,974           6,283              15
      496        467      6.81     7.01   Foreign........................       8,414        8,135             279            (226)
   32,249     30,004      8.77     8.48   Total loans....................     705,179      632,389          72,790          22,708
                                          Investment securities:
                                            Held-to-maturity:
       --         --        --       --   U.S. Government and agency.....          --           --              --              --
    1,077      1,215      7.99     8.13   Mortgage-backed securities.....      21,460       24,555          (3,095)           (403)
      221        284     10.90    11.32   State and municipal............       6,005        7,979          (1,974)           (282)
        2          2     11.34     7.28   Other..........................          67           42              25              25
                                                Total securities
    1,300      1,501      8.49     8.73           held-to-maturity.......      27,532       32,576          (5,044)           (853)
                                          Available-for-sale:**
    5,068      5,417      6.61     6.80   U.S. Government and agency.....      83,514       91,596          (8,082)         (2,429)
    1,425      1,627      7.09     7.03   Mortgage-backed securities.....      25,191       28,426          (3,235)            244
      400        123      6.58     5.87   Other..........................       6,557        1,797           4,760             241
                                                Total securities
    6,893      7,167      6.71     6.84           available-for-sale.....     115,262      121,819          (6,557)         (2,164)
    8,193      8,668      6.99     7.16   Total investment securities....     142,794      154,395         (11,601)         (3,482)
                                          Interest-bearing bank
       37        462      4.80     8.06   balances.......................         445        9,258          (8,813)         (2,677)
                                          Federal funds sold and
                                            securities purchased under
      285        232      5.62     5.47     resale agreements............       4,001        3,155             846              89
      956        825      5.45     5.58   Trading account assets.........      12,997       11,440           1,557            (264)
                                                Total interest-earning
  $41,720    $40,191      8.32     8.11   assets.........................     865,416      810,637          54,779          22,070
                                          INTEREST EXPENSE
  $ 3,324    $ 3,272      1.48     1.34   Interest-bearing demand........      12,233       10,916           1,317           1,153
                                          Savings and money market
    8,632      7,505      3.93     3.48   savings........................      84,481       64,932          19,549           9,004
    6,431      6,487      5.65     5.68   Savings certificates...........      90,602       91,685          (1,083)           (405)
                                          Large denomination
    2,621      2,222      5.60     5.95   certificates...................      36,570       32,863           3,707          (1,986)
                                                Total time deposits
   21,008     19,486      4.27     4.14           in domestic offices....     223,886      200,396          23,490           6,705
                                          Time deposits in foreign
    1,633        849      5.49     5.23   offices........................      22,361       11,033          11,328             573
   22,641     20,335      4.36     4.18         Total time deposits......     246,247      211,429          34,818           9,522
                                          Federal funds purchased and
                                            securities sold under
    5,486      6,465      5.30     5.40     repurchase agreements........      72,429       86,863         (14,434)         (1,560)
      734        556      5.13     4.87   Commercial paper...............       9,379        6,737           2,642             374
                                          Other short-term borrowed
    1,723      1,195      5.61     5.53   funds..........................      24,081       16,430           7,651             241
                                                Total short-term borrowed
    7,943      8,216      5.35     5.39           funds..................     105,889      110,030          (4,141)           (750)
    2,917      4,799      6.21     5.72   Bank notes.....................      45,195       68,258         (23,063)          5,424
    2,533      1,330      6.50     6.58   Other long-term debt...........      41,028       21,755          19,273            (264)
    5,450      6,129      6.35     5.91         Total long-term debt.....      86,223       90,013          (3,790)          6,459
                                                Total interest-bearing
  $36,034    $34,680      4.88     4.77           liabilities............     438,359      411,472          26,887           9,929
                          3.44     3.34   INTEREST RATE SPREAD
                                          NET YIELD ON INTEREST-EARNING
                                            ASSETS AND NET INTEREST
                          4.11     3.99     INCOME.......................    $427,057     $399,165         $27,892          12,249


    Volume

Commercial.....................    $10,114
Tax-exempt.....................     (8,354)
Total commercial...............      3,313
Direct retail..................        (28)
Indirect retail................     (4,274)
Credit card....................     23,130
Other revolving credit.........         88
Total retail...................     14,170
Construction...................      9,073
Commercial mortgages...........     10,435
Residential mortgages..........      7,615
Total real estate..............     26,603
Lease financing................      6,268
Foreign........................        505
Total loans....................     50,082
Investment securities:
  Held-to-maturity:
U.S. Government and agency.....         --
Mortgage-backed securities.....      (2,692)
State and municipal............      (1,692)
Other..........................          --
      Total securities
        held-to-maturity.......       (4,191)
Available-for-sale:**
U.S. Government and agency.....       (5,653)
Mortgage-backed securities.....       (3,479)
Other..........................        4,519
      Total securities
        available-for-sale.....       (4,393)
Total investment securities....       (8,119)
Interest-bearing bank
  balances.....................       (6,136)
Federal funds sold and
  securities purchased under
  resale agreements............          757
Trading account assets.........        1,821
      Total interest-earning
        assets.................       32,709
INTEREST EXPENSE
Interest-bearing demand........          164
Savings and money market
savings........................       10,545
Savings certificates...........         (678)
Large denomination
certificates...................        5,693
      Total time deposits
        in domestic offices....       16,785
      Time deposits in foreign
        offices................       10,755
      Total time deposits......       25,296
Federal funds purchased and
  securities sold under
  repurchase agreements........      (12,874)
Commercial paper...............        2,268
Other short-term borrowed
  funds........................        7,410
      Total short-term borrowed
        funds..................       (3,391)
Bank notes.....................      (28,487)
Other long-term debt...........       19,537
      Total long-term debt.....      (10,249)
      Total interest-bearing
        liabilities............       16,958
INTEREST RATE SPREAD
NET YIELD ON INTEREST-EARNING
  ASSETS AND NET INTEREST
  INCOME.......................      $15,643



  *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
 **Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $27 million in 1997 and $74 million in 1996

TAXABLE EQUIVALENT RATE / VOLUME VARIANCE ANALYSIS -- SIX MONTHS*        TABLE 6

                                                                                                                          Variance
                                                                                                                        Attributable
    Average Volume        Average Rate                                              Interest                                to
   1997       1996       1997     1996                                         1997           1996          Variance       Rate
      (Millions)                          INTEREST INCOME                                                  (Thousands)
                                          Loans:
  $10,179    $ 9,772      7.20     7.05   Commercial....................    $  363,243     $  342,373       $  20,870       $ 6,430
    1,737      2,114      8.91     8.95   Tax-exempt....................        76,793         94,110         (17,317)         (645)
   11,916     11,886      7.45     7.38   Total commercial..............       440,036        436,483           3,553         2,454
      760        746      9.44     9.39   Direct retail.................        35,565         34,854             711            68
    2,425      2,585      8.50     8.21   Indirect retail...............       102,255        105,515          (3,260)        3,427
    4,786      4,002     12.82    11.65   Credit card...................       304,170        231,758          72,412        24,023
      357        354     12.17    12.25   Other revolving credit........        21,552         21,545               7          (200)
    8,328      7,687     11.22    10.30   Total retail..................       463,542        393,672          69,870        35,633
    1,093        723      9.16     9.32   Construction..................        49,655         33,503          16,152          (690)
    4,504      4,018      8.27     8.32   Commercial mortgages..........       184,688        166,173          18,515        (1,413)
    4,683      4,285      8.06     8.46   Residential mortgages.........       187,150        180,328           6,822        (9,389)
   10,280      9,026      8.27     8.47   Total real estate.............       421,493        380,004          41,489       (10,164)
      861        573      9.06     9.33   Lease financing...............        38,663         26,588          12,075          (867)
      482        439      6.85     7.05   Foreign.......................        16,352         15,364             988          (487)
   31,867     29,611      8.73     8.50   Total loans...................     1,380,086      1,252,111         127,975        30,815
                                          Investment securities:
                                            Held-to-maturity:
       --         --        --       --   U.S. Government and agency....            --             --              --            --
    1,091      1,242      8.04     8.09   Mortgage-backed securities....        43,472         49,997          (6,525)         (480)
      228        296     11.06    11.23   State and municipal...........        12,534         16,517          (3,983)         (283)
        2          2     12.07     8.58   Other.........................           127             99              28            37
                                                Total securities
    1,321      1,540      8.57     8.70           held-to-maturity......        56,133         66,613         (10,480)       (1,153)
                                          Available-for-sale:**
    5,082      5,485      6.67     6.83   U.S. Government and agency....       168,131        186,386         (18,255)       (4,807)
    1,459      1,563      7.15     7.05   Mortgage-backed securities....        51,689         54,766          (3,077)          596
      397        144      6.55     5.96   Other.........................        12,901          4,261           8,640           441
                                                Total securities
    6,938      7,192      6.76     6.86           available-for-sale....       232,721        245,413         (12,692)       (4,134)
    8,259      8,732      7.05     7.19   Total investment securities...       288,854        312,026         (23,172)       (6,534)
                                          Interest-bearing bank
       33        459      4.96     8.00   balances......................           805         18,276         (17,471)       (5,090)
                                          Federal funds sold and
                                            securities purchased under
      225        236      5.55     5.45     resale agreements...........         6,204          6,405            (201)           95
    1,003        861      5.32     5.59   Trading account assets........        26,477         23,939           2,538        (1,249)
                                                Total interest-earning
  $41,387    $39,899      8.29     8.13   assets........................     1,702,426      1,612,757          89,669        28,806
                                          INTEREST EXPENSE
  $ 3,310    $ 3,293      1.44     1.44   Interest-bearing demand.......        23,665         23,585              80           (42)
                                          Savings and money market
    8,514      7,395      3.88     3.53   savings.......................       163,832        129,912          33,920        13,116
    6,429      6,444      5.64     5.72   Savings certificates..........       179,693        183,152          (3,459)       (3,013)
                                          Large denomination
    2,603      2,448      5.53     5.96   certificates..................        71,459         72,497          (1,038)       (5,482)
                                                Total time deposits in
   20,856     19,580      4.24     4.20           domestic offices......       438,649        409,146          29,503         2,695
                                          Time deposits in foreign
    1,483        920      5.40     5.28   offices.......................        39,718         24,134          15,584           508
   22,339     20,500      4.32     4.25         Total time deposits.....       478,367        433,280          45,087         5,777
                                          Federal funds purchased and
                                            securities sold under
    5,663      6,213      5.23     5.48     repurchase agreements.......       146,982        169,164         (22,182)       (7,652)
      707        555      5.01     4.90   Commercial paper..............        17,562         13,527           4,035           263
                                          Other short-term
    1,325      1,368      5.54     5.55     borrowed funds..............        36,414         37,729          (1,315)         (143)
                                                Total short-term
    7,695      8,136      5.27     5.45           borrowed funds........       200,958        220,420         (19,462)       (7,773)
    3,236      4,477      6.11     5.72   Bank notes....................        98,100        127,416         (29,316)        7,869
    2,443      1,331      6.51     6.60   Other long-term debt..........        78,889         43,684          35,205          (711)
    5,679      5,808      6.28     5.92         Total long-term debt....       176,989        171,100           5,889         9,748
                                                Total interest-bearing
  $35,713    $34,444      4.84     4.82           liabilities...........       856,314        824,800          31,514         1,092
                          3.45     3.31   INTEREST RATE SPREAD
                                          NET YIELD ON INTEREST-EARNING
                                            ASSETS AND NET INTEREST
                          4.12     3.97   INCOME........................    $  846,112     $  787,957       $  58,155        28,237



                                   Volume

Commercial....................    $ 14,440
Tax-exempt....................     (16,672)
Total commercial..............       1,099
Direct retail.................         643
Indirect retail...............      (6,687)
Credit card...................      48,389
Other revolving credit........         207
Total retail..................      34,237
Construction..................      16,842
Commercial mortgages..........      19,928
Residential mortgages.........      16,211
Total real estate.............      51,653
Lease financing...............      12,942
Foreign.......................       1,475
Total loans...................      97,160
Investment securities:
Held-to-maturity:
U.S. Government and agency....          --
Mortgage-backed securities....      (6,045)
State and municipal...........      (3,700)
Other.........................          (9)
      Total securities
        held-to-maturity......       (9,327)
Available-for-sale:**
U.S. Government and agency....      (13,448)
Mortgage-backed securities....       (3,673)
Other.........................        8,199
      Total securities
        available-for-sale....       (8,558)
Total investment securities...      (16,638)
Interest-bearing bank
balances......................      (12,381)
Federal funds sold and
  securities purchased under
  resale agreements...........         (296)
Trading account assets........        3,787
Total interest-earning
assets........................       60,863
INTEREST EXPENSE
Interest-bearing demand.......          122
Savings and money market
savings.......................       20,804
Savings certificates..........         (446)
Large denomination
certificates..................        4,444
      Total time deposits in
        domestic offices......       26,808
Time deposits in foreign
offices.......................       15,076
      Total time deposits.....       39,310
Federal funds purchased and
  securities sold under
  repurchase agreements.......      (14,530)
Commercial paper..............        3,772)
Other short-term
  borrowed funds..............       (1,172)
      Total short-term
        borrowed funds........      (11,689)
Bank notes....................      (37,185)
Other long-term debt..........       35,916
      Total long-term debt....       (3,859)
Total interest-bearing
        liabilities...........       30,422
INTEREST RATE SPREAD
NET YIELD ON INTEREST-EARNING
ASSETS AND NET INTEREST
INCOME........................    $  29,918



  *Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense
 **Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $44 million in 1997 and $131 million in 1996

                    Long-term debt decreased $679 million or 11.1 percent for
              the second period and $129 million or 2.2 percent year to date. Compared with the first three months of 1997, long-term debt was lower by $460 million or 7.8 percent. Declines both from year-earlier periods and from the preceding quarter reflected reductions in medium-term bank notes offset partially by increases in other long-term debt. At June 30, 1997, other long-term debt included $250 million of 30-year subordinated debt with a 10-year put option issued in the fourth quarter of 1995; $200 million of 10-year senior debt fixed rate notes issued in November 1996; and a total of $900 million of trust capital securities issued in December 1996, January 1997 and June 1997. The January issuance of trust capital securities was made by Wachovia Capital Trust II (WCT II), a consolidated subsidiary, for $300 million of floating rate capital securities due in 2027. WCT II invested the proceeds of the capital securities, together with $9.280 million paid by the corporation for WCT II's common securities, in $305.692 million, net of discount of $3.588 million, of the corporation's floating rate junior subordinated deferrable interest debentures. WCT II's sole asset is the junior subordinated deferrable interest debentures which mature in 2027. The corporation has fully and unconditionally guaranteed all of WCT II's obligations under the capital securities. The June issuance was for $300 million of fixed-rate capital securities made by Wachovia Capital Trust V, a consolidated subsidiary, and are due in 2027. All of the capital securities are rated Aa3 by Moody's and A+ by Standard & Poor's and qualify for inclusion in Tier I capital under risk-based capital guidelines.
                    Wachovia Bank has an ongoing $16 billion global bank note
              program consisting of short-term issues of 7 days to one year and medium-term issues of greater than one year. At June 30, 1997, short-term bank notes totaled $1.227 billion and had an average cost of 5.65 percent and an average maturity of 2 months versus $698 million in outstandings with an average cost of 5.32 percent and an average maturity of 10 days one year earlier. Medium-term bank notes were $3.014 billion with an average cost of 6.11 percent and an average maturity of 3.3 years on the same date compared with $4.963 billion, 5.62 percent and 1.2 years, respectively, at the end of the second quarter of 1996. Included in medium-term bank notes at June 30, 1997 were $500 million of five-year floating rate notes issued in May 1996; $100 million of two-year fixed-rate notes issued in August 1996; $250 million of 12-year fixed-rate notes issued in October 1996; and $350 million of five-year floating rate notes issued in May 1997. All of the medium-term bank notes were issued in Europe and are rated Aa2 by Moody's and AA+ by Standard & Poor's.
                    Gross deposits averaged $28.272 billion for the quarter, up
              $2.511 billion or 9.7 percent from a year earlier, and were $27.914 billion for the first half, an increase of $2.015 billion or 7.8 percent from the same six months in 1996. Collected deposits, net of float, averaged $26.395 billion for the three months and $26.037 billion year to date, higher by $2.442 billion or 10.2 percent and $1.962 billion or 8.1 percent, respectively, from the same periods in 1996.

ASSET AND LIABILITY MANAGEMENT, INTEREST RATE SENSITIVITY AND LIQUIDITY
MANAGEMENT
                    The corporation uses a number of tools to measure interest rate risk, including simulating
              net interest income under various rate scenarios, monitoring the change in present value of the asset and liability portfolios under the same rate scenarios and monitoring the difference or gap between rate sensitive assets and liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates.
                    The corporation monitors exposure to a gradual change in
              rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of June 30, 1997, the model indicated the impact of a 200 basis point gradual rise in rates over 12 months would approximate a .7 percent decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a .6 percent increase from an unchanged rate environment.
                    In addition to on-balance sheet instruments such as
              investment securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.
                    Off-balance sheet asset and liability derivative
              transactions are based on referenced or notional amounts. At June 30, 1997, the corporation had $2.957 billion notional amount of derivatives outstanding for asset and liability management purposes. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure where appropriate. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.
                    The fair value of all asset and liability derivative
              positions for which the corporation was exposed to counterparties totaled $27 million at June 30, 1997. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $13 million on the same date. Fair value details and additional asset and liability derivative information are included in the following tables.

              Estimated Fair Value of Asset and Liability Management Derivatives by Purpose

                                                             June 30, 1997                               June 30, 1996
                                         Notional    Fair Value    Fair Value    Net Fair Value    Notional    Net Fair Value
$ IN MILLIONS                             Value        Gains        (Losses)     Gains (Losses)     Value      Gains (Losses)
Convert floating rate liabilities to
  fixed:
  Swaps-pay fixed/receive floating....    $  263        $ --          $ (2)           $ (2)         $  109          $ (1)

Convert fixed rate assets to floating:
  Swaps-pay fixed/receive floating....       366          --            (5)             (5)            384            (4)
  Forward starting swaps-pay
    fixed/receive floating............        18          --            (1)             (1)             39            (2)

Convert fixed rate liabilities to
  floating:
  Swaps-receive fixed/pay floating....     1,350          18            (5)             13             300           (10)

Convert term liabilities with
  quarterly rate resets to monthly:
  Swaps-receive floating/pay
    floating..........................       300          --            --              --             300            --

Convert floating rate assets to fixed:
  Swaps-receive fixed/pay floating....       410           5            --               5             116            --
  Index amortizing swaps-receive
    fixed/pay floating................       250           4            --               4             275             9
      Total derivatives...............    $2,957        $ 27          ($13)           $ 14          $1,523          $ (8)

              Maturity Schedule of Asset and Liability Management Derivatives June 30, 1997

                                               Within                                         Over               Average
                                                One       Two     Three    Four     Five      Five                Life
                                                Year     Years    Years    Years    Years    Years     Total     (Years)
$ IN MILLIONS
Interest rate swaps:
  Pay fixed/receive floating:
    Notional amount.........................    $301     $ 217    $ 39     $   5    $   3    $   64    $  629      1.84
    Weighted average rates received.........    4.63%     5.72%   5.79 %    6.14%    6.52%     5.81%     5.22%
    Weighted average rates paid.............    7.22      6.27    6.47      9.10     8.87      7.87      6.93
  Receive fixed/pay floating:
    Notional amount.........................    $  1     $ 252    $251     $ 103    $ 101    $1,052    $1,760     12.55
    Weighted average rates received.........    9.88%     7.04%   6.81 %    6.48%    7.11%     7.42%     7.21%
    Weighted average rates paid.............    8.49      5.72    5.83      5.76     6.04      5.81      5.81
  Receive floating/pay floating:
    Notional amount.........................      --        --      --     $ 300       --        --    $  300      3.93
    Weighted average rates received.........      --        --      --      5.79%      --        --      5.79%
    Weighted average rates paid.............      --        --      --      5.69       --        --      5.69
Index amortizing swaps:*
  Receive fixed/pay floating:
    Notional amount.........................    $250        --      --        --       --        --    $  250       .49
    Weighted average rates received.........    8.22%       --      --        --       --        --      8.22%
    Weighted average rates paid.............    5.70        --      --        --       --        --      5.70
Total interest rate swaps:
  Notional amount...........................    $552     $ 469    $290     $ 408    $ 104    $1,116    $2,939      8.35
  Weighted average rates received...........    6.26%     6.43%   6.67 %    5.96%    7.10%     7.33%     6.72%
  Weighted average rates paid...............    6.53      5.97    5.92      5.75     6.09      5.93      6.03
Forward starting interest rate swaps:
  Notional amount...........................      --        --      --        --       --    $   18    $   18      8.61
  Weighted average rates paid...............      --        --      --        --       --      8.04%     8.04%

      Total derivatives (notional amount)...    $552     $ 469    $290     $ 408    $ 104    $1,134    $2,957      8.36

              * Maturity is based upon expected average lives rather than contractual lives.

                  Asset and liability transactions are accounted for following hedge accounting rules. Accordingly, gains and losses related to the fair value of derivative contracts used for asset and liability management purposes are not immediately recognized in earnings. If the hedged or altered balance sheet amounts were marked to market, the resulting unrealized balance sheet gains or losses could be expected to approximately offset unrealized derivatives gains and losses.
                  To ensure the corporation is positioned to meet immediate and future cash demands, management relies on liquidity analysis, knowledge of business trends over past economic cycles and forecasts of future conditions. Liquidity is maintained through a strong balance sheet and operating performance that assures market acceptance as well as through policy guidelines which limit the level, maturity and concentration of noncore funding sources.
                  Through its balance sheet, the corporation generates liquidity on the asset side by maintaining significant amounts of available-for-sale investment securities, which may by sold at any time, and by loans which may be securitized or sold. Additionally, the corporation generates cash through deposit growth, the issuance of bank notes, the availability of unused lines of credit and through other forms of debt and equity instruments.
                  Through policy guidelines, the corporation limits net
              purchased funds to 50 percent of long-term assets, which include net loans and leases, investment securities with remaining maturities over one year and net foreclosed real estate. Policy guidelines insure against concentrations by maturity of noncore funding sources by limiting the cumulative percentage of purchased funds that mature overnight, within 30 days and within 90 days. Guidelines also require the monitoring of significant concentrations of funds by single sources and by type of borrowing category.

NONPERFORMING ASSETS
                  Nonperforming assets at June 30, 1997 were $68.831 million or
              .21 percent of period-end loans and foreclosed property. The total decreased $3.814 million or 5.3 percent from one year earlier and was down $4.600 million or 6.3 percent from March 31, 1997, reflecting lower levels both of cash-basis assets and foreclosed property.
                  Real estate nonperforming assets, the largest category of
              total nonperforming assets, were $53.007 million or .50 percent of real estate loans and foreclosed real estate at June 30, 1997. Comparable amounts one year earlier and at March 31, 1997 were $57.897 million or .62 percent and $55.966 million or .55 percent, respectively. Real estate nonperforming loans were $43.009 million at June 30, 1997, $45.391 million one year earlier and $45.752 million at the end of the first quarter.
                  Commercial real estate nonperforming assets were $26.627
              million or .46 percent of related loans and foreclosed real estate versus $34.498 million or .70 percent at June 30, 1996 and $29.766 million or .54 percent at March 31, 1997. Included in these totals were commercial real estate nonperforming loans of $23.632 million at June 30, 1997, $27.392 million one year earlier and $26.525 million at first quarter close.

NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                    TABLE 7
(thousands)

                                                                                                                Sept.
                                                                     June 30         Mar. 31      Dec. 31        30         June 30
                                                                      1997            1997         1996         1996         1996
NONPERFORMING ASSETS
Cash-basis assets -- domestic borrowers........................      $54,837*        $57,934      $60,066      $61,283      $55,219
Restructured loans -- domestic.................................           --**            --           --           --           --
      Total nonperforming loans................................       54,837          57,934       60,066       61,283       55,219
Foreclosed property:
  Foreclosed real estate.......................................       12,037          12,189       11,326       12,852       15,162
  Less valuation allowance.....................................        2,039           1,975        2,115        2,165        2,656
  Other foreclosed assets......................................        3,996           5,283        8,213        6,180        4,920
      Total foreclosed property................................       13,994          15,497       17,424       16,867       17,426
      Total nonperforming assets...............................      $68,831***      $73,431      $77,490      $78,150      $72,645
Nonperforming loans to period-end loans........................          .16%            .18%         .19%         .19%         .18%
Nonperforming assets to period-end loans and foreclosed
  property.....................................................          .21             .23          .25          .25          .24

Period-end allowance for loan losses times nonperforming
  loans........................................................         7.46X           7.07x        6.81x        6.68x        7.41x
Period-end allowance for loan losses times nonperforming
  assets.......................................................         5.95            5.57         5.28         5.24         5.63

CONTRACTUALLY PAST DUE LOANS
(accruing loans past due 90 days or more)
Domestic borrowers.............................................      $60,649         $54,717      $58,842      $53,304      $63,317

  *Includes $6,418 of loans which have been defined as impaired per FASB
   Statement No. 114, Accounting for Impairment of a Loan
  **Excludes $199 of loans which have been renegotiated at market rates and have been reclassified to performing status
 ***Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $13,323; includes $3,618 of nonperforming assets on which interest and principal are paid current

PROVISION AND ALLOWANCE FOR LOAN LOSSES
                  The provision for loan losses was $49.715 million for the
              second quarter and $97.713 million for the first half, modestly exceeding net loan losses and higher by $15.311 million or 44.5 percent and $35.975 million or 58.3 percent, respectively, from year-earlier periods. Compared with the first three months of 1997, the provision was up $1.717 million or 3.6 percent. The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to a deterioration in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions, historical credit loss experience and changes in borrowers' financial positions. The adequacy of the allowance also is assessed by management based on the corporation's practice to aggressively recognize problem credits and generally match charge-offs through the provision.

                  Net loan losses for the second period were $49.692 million or
              .62 percent annualized of average loans, up $15.365 million or
              44.8 percent from $34.327 million or .46 percent of average loans a year earlier. For the first six months, net loan losses totaled $97.675 million or .61 percent annualized of average loans, a rise of $36.134 million or 58.7 percent from $61.541 million or .42 percent of loans in the same period of 1996. Compared with the first quarter, net loan losses were up $1.709 million or 3.6 percent. Increases in net charge-offs both from year-earlier periods and from the preceding three

ALLOWANCE FOR LOAN LOSSES                                                TABLE 8
(thousands)

                                                                                                                   Six
                                                                                                                  Months
                                                                                                                  Ended
                                                       1997                             1996                     June
                                                 Second     First           Fourth     Third      Second         30
                                                Quarter    Quarter         Quarter    Quarter    Quarter           1997
SUMMARY OF TRANSACTIONS
Balance at beginning of period............      $409,312   $409,297        $409,271   $409,205   $408,928        $409,297
Additions from acquisitions...............            --         --              --         --        200              --
Provision for loan losses.................        49,715     47,998          47,443     40,730     34,404          97,713
Deduct net loan losses:
  Loans charged off:
    Commercial............................           518        268             451      2,748        324             786
    Credit card...........................        49,117     46,101          44,640     38,783     36,343          95,218
    Other revolving credit................         1,769      1,637           2,834      1,790      1,346           3,406
    Other retail..........................         6,430      7,675           7,057      5,556      4,840          14,105
    Real estate...........................           436      1,455             814        191      1,371           1,891
    Lease financing.......................         1,218      1,366             675        348        235           2,584
    Foreign...............................            --         --              --         --         --              --
      Total...............................        59,488     58,502          56,471     49,416     44,459         117,990
  Recoveries:
    Commercial............................           685        476           1,689        666      1,198           1,161
    Credit card...........................         5,730      6,019           4,982      4,579      4,599          11,749
    Other revolving credit................           534        532             384        495        290           1,066
    Other retail..........................         1,544      1,701           1,336      1,379      1,138           3,245
    Real estate...........................         1,199      1,732             633      1,575      2,866           2,931
    Lease financing.......................           104         59              30         58         41             163
    Foreign...............................            --         --              --         --         --              --
      Total...............................         9,796     10,519           9,054      8,752     10,132          20,315
  Net loan losses.........................        49,692     47,983          47,417     40,664     34,327          97,675
Balance at end of period*.................      $409,335   $409,312        $409,297   $409,271   $409,205        $409,335
NET LOAN LOSSES (RECOVERIES) BY CATEGORY
Commercial................................      $   (167)  $   (208)       $ (1,238)  $  2,082   $   (874)       $   (375)
Credit card...............................        43,387     40,082          39,658     34,204     31,744          83,469
Other revolving credit....................         1,235      1,105           2,450      1,295      1,056           2,340
Other retail..............................         4,886      5,974           5,721      4,177      3,702          10,860
Real estate...............................          (763)      (277)            181     (1,384)    (1,495)         (1,040)
Lease financing...........................         1,114      1,307             645        290        194           2,421
Foreign...................................            --         --              --         --         --              --
      Total...............................      $ 49,692   $ 47,983        $ 47,417   $ 40,664   $ 34,327        $ 97,675
Net loan losses -- excluding credit
  cards...................................      $  6,305   $  7,901        $  7,759   $  6,460   $  2,583        $ 14,206
ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY
Commercial................................          (.01%)     (.01%)          (.04%)      .07%      (.03%)          (.01%)
Credit card...............................          3.63       3.34            3.49       3.20       3.14            3.49
Other revolving credit....................          1.39       1.24            2.76       1.46       1.19            1.31
Other retail..............................           .62        .74             .69        .50        .44             .68
Real estate...............................          (.03)      (.01)            .01       (.06)      (.07)           (.02)
Lease financing...........................           .50        .63             .34        .17        .13             .56
Foreign...................................            --         --              --         --         --              --
Total loans...............................           .62        .61             .61        .53        .46             .61
Total loans -- excluding credit cards.....           .09        .12             .12        .10        .04             .10
Period-end allowance to outstanding
  loans...................................          1.23       1.26            1.31       1.30       1.33            1.23


                                              1996
SUMMARY OF TRANSACTIONS
Balance at beginning of period............  $408,808
Additions from acquisitions...............       200
Provision for loan losses.................    61,738
Deduct net loan losses:
  Loans charged off:
    Commercial............................       389
    Credit card...........................    68,245
    Other revolving credit................     2,438
    Other retail..........................    10,335
    Real estate...........................     1,505
    Lease financing.......................       612
    Foreign...............................        --
      Total...............................    83,524
  Recoveries:
    Commercial............................     2,058
    Credit card...........................     8,623
    Other revolving credit................       573
    Other retail..........................     2,190
    Real estate...........................     8,444
    Lease financing.......................        95
    Foreign...............................        --
      Total...............................    21,983
  Net loan losses.........................    61,541
Balance at end of period*.................  $409,205
NET LOAN LOSSES (RECOVERIES) BY CATEGORY
Commercial................................  $ (1,669)
Credit card...............................    59,622
Other revolving credit....................     1,865
Other retail..............................     8,145
Real estate...............................    (6,939)
Lease financing...........................       517
Foreign...................................        --
      Total...............................  $ 61,541
Net loan losses -- excluding credit
  cards...................................  $  1,919
ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY
Commercial................................      (.03%)
Credit card...............................      2.98
Other revolving credit....................      1.05
Other retail..............................       .49
Real estate...............................      (.15)
Lease financing...........................       .18
Foreign...................................        --
Total loans...............................       .42
Total loans -- excluding credit cards.....       .01
Period-end allowance to outstanding
  loans...................................      1.33

 *Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for Impairment of a Loan," of $790, $792, $1,960, $1,453, $791, $790
 and $791, respectively
              months reflected higher losses in consumer loans, principally credit cards, and lower recoveries, primarily in real estate loans. Excluding credit cards, net loan losses were $6.305 million or .09 percent of average loans for the quarter and $14.206 million or .10 percent year to date versus $2.583 million or .04 percent and $1.919 million or .01 percent in the same respective periods of 1996 and $7.901 million or .12 percent in the first three months of 1997.
                    Credit card net charge-offs for the quarter were $43.387
              million or 3.63 percent annualized of average credit card loans, a rise of $11.643 million or 36.7 percent from $31.744 million or
              3.14 percent of average receivables a year earlier. For the first six months, credit card net loan losses totaled $83.469 million or
              3.49 percent of receivables, up $23.847 million or 40 percent from $59.622 million or 2.98 percent of loans in the same period of 1996. Other retail net charge-offs, associated with direct and indirect retail loans, increased $1.184 million or 32 percent for the three months and $2.715 million or 33.3 percent year to date. Real estate loans had net recoveries of $763 thousand or .03 percent of average real estate loans for the quarter and $1.040 million or .02 percent for the first half versus $1.495 million or .07 percent and $6.939 million or .15 percent in the same respective periods of 1996.
                    Selected data on the corporation's managed credit card
              portfolio, consisting of balance sheet and securitized loans, is presented in the following table.

              Managed Credit Card Data

                                                                                                                 Six Months
                                                         1997                             1996                     Ended
                                                  Second       First        Fourth       Third        Second      June 30
                     $ IN THOUSANDS              Quarter      Quarter      Quarter      Quarter      Quarter        1997
                     Average credit card
                       outstandings...........  $5,382,000   $5,420,000   $5,167,000   $4,895,000   $4,670,000   $5,401,000
                     Net loan losses..........      48,787       45,444       45,162       39,370       36,733       94,122
                     Annualized net loan
                       losses to average
                       loans..................        3.63%        3.35%        3.50%        3.22%        3.15%        3.49%
                     Delinquencies (30 days or
                       more) to period-end
                       loans..................        2.26         2.27         2.14         2.26         2.01         2.26


                     $ IN THOUSANDS                1996
                     Average credit card
                       outstandings...........  $4,627,000
                     Net loan losses..........      69,092
                     Annualized net loan
                       losses to average
                       loans..................        2.99%
                     Delinquencies (30 days or
                       more) to period-end
                       loans..................        2.01

                    At June 30, 1997, the allowance for loan losses was $409.335 million, representing 1.23 percent of period-end loans and 746 percent of nonperforming loans. This compared with $409.205 million, 1.33 percent and 741 percent, respectively, one year earlier and with $409.312 million, 1.26 percent and 707 percent, respectively, at March 31, 1997.

NONINTEREST INCOME
                    Total other operating revenue, which excludes investment
              securities sales, grew $34.310 million or 17.3 percent for the second quarter from a year earlier and was up $51.870 million or
              13.6 percent year to date. Increases in both periods were broad based, with all categories advancing except mortgage fee income. Included in total other operating revenue for the quarter was a gain of approximately $18 million from the sale of branch offices identified during 1996 from the corporation's Market Network Strategy. Total other operating revenue for the previous year's quarter included a gain of $9.575 million from the sale of the corporation's bond trustee business. Excluding both these gains, total other operating revenue rose $25.226 million or 13.3 percent for the second quarter versus a year earlier and $42.786 million or 11.5 percent year to date and was higher by $12.581 million or
              6.2 percent from the first three months of 1997.
                    Credit card income advanced $8.804 million or 26 percent for the quarter and $11.976 million or 18 percent for the first half. Growth primarily reflected higher net revenues received from cardholder income on securitized loans, greater overlimit charges and increased interchange income. Results for both periods were impacted favorably by upward pricing in the corporation's managed credit card portfolio following the rise in March of short-term interest rates.

                    Trust fees grew $4.364 million or 12.6 percent for the three months and $6.373 million or 9.3 percent for the first six months. Gains in both periods were fueled by increased sales, greater market values for trust assets and higher fee schedules, with advances occurring in personal trust services, asset management and the corporation's proprietary Wachovia mutual funds.
                   Deposit account service charge revenues were up $2.694
             million or 4.4 percent and $10.038
             million or 8.5 percent for the quarter and first half, respectively. Increases in commercial account analy-sis fees, insufficient fund charges and overdraft fees primarily accounted for the rise in both periods.
                    Electronic banking revenues, consisting of fees from debit card and ATM usage, were higher by $602 thousand or 4.8 percent for the second period and $3.772 million or 17.2 percent year to date. Increases reflected growth in debit card interchange income as well as the assessment of ATM foreign access fees which were implemented throughout Georgia, North Carolina and South Carolina effective with the second quarter of 1996.
                    Trading account profits rose $471 thousand or 8.3 percent
              for the three months and $1.299 million or 14.2 percent for the first six months. Improved bond market conditions from year-earlier periods accounted for the increases. Trading account profits consist of profit and losses on securities in the corporation's trading account portfolio, income earned on foreign exchange transactions and income from derivatives valuation.
                    Investment fee income was up modestly for the quarter and
              first half, expanding $245 thousand or 2.3 percent and $836 thousand or 4 percent, respectively. Increases occurred in variable rate demand bond placements and in public finance fees, but were largely offset by slower mutual fund sales in the first part of the second quarter and by reduced loan syndication activity.
                    Mortgage fee income remained largely flat for the second
              period but was lower by $907 thousand or 10.4 percent year to date. Improved pricing on the corporation's mortgage loan products helped moderate the impact of reduced loan volume from year-earlier periods.
                    Remaining combined categories of total other operating
              revenue increased $17.121 million or 47.7 percent for the quarter and $18.483 million or 26.7 percent year to date. Insurance premiums and commissions were up $2.566 million or 63.6 percent for the three months and $4.410 million or 56.7 percent for the first six months, while bankers' acceptance and letter of credit fees expanded

NONINTEREST INCOME                                                       TABLE 9
(thousands)

                                                                                                                  Six
                                                                                                                 Months
                                                        1997                            1996                     Ended
                                                  Second     First          Fourth     Third      Second        June 30
                                                 Quarter    Quarter        Quarter    Quarter    Quarter          1997
Service charges on deposit accounts........      $ 63,622   $ 63,942       $ 62,564   $ 62,278   $ 60,928       $127,564
Fees for trust services....................        38,872     36,354         35,116     33,872     34,508         75,226
Credit card income -- net of interchange
  payments.................................        42,652     35,694         35,679     37,089     33,848         78,346
Electronic banking.........................        13,184     12,510         13,274     12,910     12,582         25,694
Investment fee income......................        11,087     10,820         11,262     10,145     10,842         21,907
Mortgage fee income........................         4,298      3,485          4,195      4,099      4,289          7,783
Trading account profits -- excluding
  interest.................................         6,169      4,280          7,593      6,076      5,698         10,449
Insurance premiums and commissions.........         6,598      5,592          4,584      4,666      4,032         12,190
Bankers' acceptance and letter of credit
  fees.....................................         8,015      7,171          6,656      6,684      6,109         15,186
Other service charges and fees.............         8,157      8,502          7,641      8,373      7,985         16,659
Other income...............................        30,251     13,315         14,872     11,586     17,774         43,566
      Total other operating revenue........       232,905    201,665        203,436    197,778    198,595        434,570
Investment securities gains (losses).......           326        335          2,864        393       (219)           661
      Total................................      $233,231   $202,000       $206,300   $198,171   $198,376       $435,231

                                               1996
Service charges on deposit accounts........  $117,526
Fees for trust services....................    68,853
Credit card income -- net of interchange
  payments.................................    66,370
Electronic banking.........................    21,922
Investment fee income......................    21,071
Mortgage fee income........................     8,690
Trading account profits -- excluding
  interest.................................     9,150
Insurance premiums and commissions.........     7,780
Bankers' acceptance and letter of credit
  fees.....................................    12,007
Other service charges and fees.............    16,575
Other income...............................    32,756
      Total other operating revenue........   382,700
Investment securities gains (losses).......       479
      Total................................  $383,179

              $1.906 million or 31.2 percent for the second period and $3.179 million or 26.5 percent year to date. Other service charges and fees remained largely unchanged for both the quarter and first half. Other income rose $12.477 million or 70.2 percent for the three months and $10.810 million or 33 percent for the first six months and included the gain on the sale of branch offices.
                    Including investment securities sales, total noninterest
              income was up $34.855 million or 17.6 percent for the second quarter and $52.052 million or 13.6 percent year to date. Investment securities sales resulted in net gains of $326 thousand for the second quarter of 1997 versus net losses of $219 thousand a year earlier. For the first six months, investment securities sales had net gains of $661 thousand in 1997 compared with $479 thousand in 1996.

NONINTEREST EXPENSE
                    Total noninterest expense rose $44.607 million or 14.4
              percent for the second quarter and $60.498 million or 9.8 percent for the first half. Increases were driven by a higher salary base and project costs for growth initiatives as well as approximately $16 million in expenditures associated with Year 2000 computer system conversions, which were incurred in the second quarter. Excluding Year 2000 compliance costs, total noninterest expense was up approximately $29 million or 9 percent for the second period and $44 million or 7 percent year to date and was higher by approximately $15 million or 4 percent from the preceding quarter. The corporation's overhead ratio measuring noninterest expense as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) was 53.7 percent for the second quarter and 53 percent for the first half of 1997.
                    Total personnel expense grew $21.488 million or 13.4 percent for the three months and $33.974 million or 10.6 percent for the first six months. Salaries expense rose $16.722 million or 12.6 percent and $27.157 million or 10.3 percent for the quarter and first half, respectively. Increases were driven by higher core salaries and by greater incentive pay, reflecting shifts in the corporation's workforce composition toward higher skilled and more revenue generating personnel. Employee benefits expense was up $4.766 million or 17.2 percent for the second period and $6.817 million or 11.9 percent year to date due to increases in flexible benefits costs and payroll taxes generated by a larger personnel base. At June 30, 1997, full-time equivalent employees totaled 16,577 versus 16,150 one year earlier.
                    Combined net occupancy and equipment expense was up modestly for the quarter and first half,
              rising $1.671 million or 3.3 percent and $1.128 million or 1.1 percent, respectively. Increased equip-ment expense, associated primarily with higher depreciation and externally maintained equipment costs, was largely offset by lower net occupancy expense for building maintenance and renovation.
                   Remaining combined categories of noninterest expense rose
             $21.448 million or 21.5 percent for
             the second period and $25.396 million or 13 percent year to date and included the $16 million in expenses associated with Year 2000 conversion issues. The majority of Year 2000 compliance costs to date are for contract programming expenses. These costs are reflected in outside data processing, pro-gramming and software expense, which grew $13.968 million or 124.9 percent for the three months and $16.154 million or 73.8 percent for the first six months. Costs for consulting assistance with
             Year 2000 compliance are included in professional services expense, which increased $2.952 million or 27.5 percent for the quarter but was up a more moderate $1.799 million or 8.8 percent year to date.
             Management continues to anticipate spending a total of $40 million to $50 million for issues related to Year 2000 compliance. During the quarter, the corporation moved forward with its brand name advertising campaign launched in April. Advertising expense for the quarter was up $3.345 million or 21.6 percent from the previous year's period but remained essentially unchanged year to date.

NONINTEREST EXPENSE                                                     TABLE 10
(thousands)

                                                                                                                  Six
                                                                                                                 Months
                                                        1997                            1996                     Ended
                                                  Second     First          Fourth     Third      Second        June 30
                                                 Quarter    Quarter        Quarter    Quarter    Quarter          1997
Salaries...................................      $149,160   $142,255       $141,342   $137,627   $132,438       $291,415
Employee benefits..........................        32,490     31,849         25,894     27,882     27,724         64,339
      Total personnel expense..............       181,650    174,104        167,236    165,509    160,162        355,754
Net occupancy expense......................        21,126     22,193         21,559     23,161     22,184         43,319
Equipment expense..........................        30,783     28,873         29,032     28,844     28,054         59,656
Postage and delivery.......................         9,993     10,483          9,813      9,973      9,780         20,476
Outside data processing, programming and
  software.................................        25,147     12,890         11,477     11,339     11,179         38,037
Stationery and supplies....................         6,618      6,203          6,131      6,012      6,951         12,821
Advertising and sales promotion............        18,847     13,648         13,289     14,442     15,502         32,495
Professional services......................        13,695      8,554          9,662      8,173     10,743         22,249
Travel and business promotion..............         5,905      5,321          5,959      4,929      5,335         11,226
Regulatory agency fees and other bank
  services.................................         3,002      2,988          2,576      3,781      1,320          5,990
Amortization of intangible assets..........         1,064      1,063          1,091      1,095      1,098          2,127
Foreclosed property expense................           500       (235)           225       (370)       175            265
Other expense..............................        36,364     38,051         44,688     39,591     37,604         74,415
      Total................................      $354,694   $324,136       $322,738   $316,479   $310,087       $678,830

Overhead ratio.............................          53.7%      52.2%          51.7%      51.6%      51.9%          53.0%


                                               1996
Salaries...................................  $264,258
Employee benefits..........................    57,522
      Total personnel expense..............   321,780
Net occupancy expense......................    44,862
Equipment expense..........................    56,985
Postage and delivery.......................    20,232
Outside data processing, programming and
  software.................................    21,883
Stationery and supplies....................    13,957
Advertising and sales promotion............    32,573
Professional services......................    20,450
Travel and business promotion..............     9,572
Regulatory agency fees and other bank
  services.................................     2,373
Amortization of intangible assets..........     2,176
Foreclosed property expense................        49
Other expense..............................    71,440
      Total................................  $618,332
Overhead ratio.............................      52.8%

INCOME TAXES
                    Applicable income taxes increased $1.168 million or 1.5
              percent for the quarter and $3.652 million or 2.5 percent for the first half of 1997. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal loans and debt securities. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well. The tax-exempt nature of these assets provide both an attractive return for the corporation and substantial interest savings for local governments and their constituents.

              INCOME TAXES                                              TABLE 11
              (thousands)

                                                                                     Three Months Ended          Six Months Ended
                                                                                          June 30                    June 30
                                                                                      1997        1996           1997        1996
                     Income before income taxes...............................      $242,564    $235,136       $477,399    $454,275

                     Federal income taxes at statutory rate...................      $ 84,898    $ 82,297       $167,090    $158,996
                     State and local income taxes -- net of federal benefit...         4,692       3,365          8,401       6,255
                     Effect of tax-exempt securities interest and other
                       income.................................................       (11,048)    (10,204)       (22,370)    (20,596)
                     Other items..............................................        (1,601)        315         (4,427)        387
                          Total tax expense...................................      $ 76,941    $ 75,773       $148,694    $145,042
                     Currently payable:
                       Federal................................................      $ 44,468    $ 63,227       $ 97,266    $113,405
                       Foreign................................................           106         168            165         264
                       State and local........................................         2,727       3,524          4,605       5,729
                          Total...............................................        47,301      66,919        102,036     119,398
                     Deferred:
                       Federal................................................        25,145       7,545         38,339      22,111
                       State and local........................................         4,495       1,309          8,319       3,533
                          Total...............................................        29,640       8,854         46,658      25,644
                          Total tax expense...................................      $ 76,941    $ 75,773       $148,694    $145,042

NEW ACCOUNTING STANDARDS
                    In June 1996, the Financial Accounting Standards Board
              issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125), which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishments of liabilities. FASB 125 is effective for transactions occurring after December 31, 1996, except for the provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by FASB 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." Adoption of FASB 125 was not material; FASB 127 will be adopted as required in 1998 and is not expected to be material.
                    In February 1997, Statement of Financial Accounting
              Standards No. 128, "Earnings per Share" (FASB 128), was issued and establishes new standards for computing and presenting earnings per share. FASB 128 is effective for the corporation's December 31, 1997 financial statements, including restatement of interim periods; earlier application is not permitted. The effect of the new standard will not be material.
                    In June 1997, Statement of Financial Accounting Standards
              No. 130, "Reporting Comprehensive Income" (FASB 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The corporation plans to adopt the standard, as required, beginning in 1998; adoption is not expected to have a material impact on the corporation.
                    Statement of Financial Accounting Standards No. 131,
              "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required. The corporation is evaluating the standard and plans adoption as required in 1998; adoption is not expected to have a significant financial impact on the corporation.

FINANCIAL CONDITION AND CAPITAL RATIOS
                   Assets at June 30, 1997 totaled $48.512 billion, including
             $42.610 billion of interest-earning assets and $33.256 billion of loans. Comparable amounts one year earlier were $46.049 billion of assets, $41.140 billion of interest-earning assets and $30.673 billion of loans. At March 31, 1997, total assets were $47.491 billion, with $42.260 billion of interest-earning assets and $32.570 billion of loans.
                    Deposits at the end of the second quarter were $28.938
              billion, including $21.942 billion of time deposits, representing
              75.8 percent of the total. Deposits one year earlier were $25.973 billion, with time deposits of $20.515 billion or 79 percent of the total, and at March 31, 1997, deposits were $28.832 billion, including $22.340 billion of time deposits or 77.5 percent of the total.
                    Shareholders' equity was $3.680 billion at June 30, 1997
              compared with $3.700 billion one year earlier. Included in the $3.680 billion of shareholders' equity was $35.715 million, net of tax, of unrealized gains on securities available-for-sale marked to fair value compared with $24.066 million one year earlier. The reduction in equity at June 30, 1997 from a year earlier reflected the impact of the corporation's share repurchase activity at higher share prices. During the second quarter of 1997, the corporation repurchased a total of 2,216,600 shares of its common stock at an average price of $60.124 per share for a total cost of $133.271 million compared with 2,577,400 shares repurchased in the same period of 1996 at an average price of $43.521 per share for a cost of $112.172 million. The corporation's share repurchase authorization was rescinded by the board of directors effective with announcement on June 24, 1997 of the corporation's merger agreement with Central Fidelity Banks. At its meeting on July 25, 1997, the board of directors declared a third quarter dividend of $.44 per common share, payable September 2, 1997 to shareholders of record as of August 6. The dividend is higher by 10 percent from $.40 per share paid in the same three months of 1996. For the year to date, the dividend will total $1.24 per share, an increase of 10.7 percent from $1.12 paid in 1996.
                    Intangible assets totaled $43.729 million at June 30, 1997, consisting of $38.133 million in goodwill, $4.749 million in deposit base intangibles, $207 thousand in purchased credit card intangibles and $640 thousand in other intangibles. Comparable amounts one year earlier were $41.546 million of total intangible assets, with $33.312 million in goodwill, $6.186 million in deposit base intangibles, $990 thousand in purchased credit card intangibles and $1.058 million in other intangible assets. The increase in goodwill from a year earlier reflected the corporation's purchase in June of MACRO*WORLD Research Corporation, a leading Internet provider of financial information, news and stock and mutual fund ratings.
                    Regulatory agencies divide capital into Tier I (consisting of shareholders' equity and certain cumulative preferred stock instruments less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from marking the securities portfolio to market value. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.
                   Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 per-cent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.
                   At June 30, 1997, the corporation's Tier I to risk-adjusted assets ratio was 10.13 percent and total capital to risk-adjusted assets was 13.61 percent. The Tier I leverage ratio was 9.67 percent. The capital ratios at the end of the second quarter of 1997 included a total of $900 million of trust capital securities.

CAPITAL COMPONENTS AND RATIOS                                           TABLE 12
(thousands)

                                                                      1997                             1996
                                                             Second          First            Fourth          Third
                                                             Quarter        Quarter           Quarter        Quarter
Tier I capital:
  Common shareholders' equity........................      $ 3,679,827    $ 3,676,080       $ 3,761,832    $ 3,729,194
  Trust capital securities*..........................          896,665        596,578           300,000             --
  Less ineligible intangible assets..................           38,133         32,056            32,474         32,893
  Unrealized gains on securities
    available-for-sale, net of tax...................          (35,715)        (8,170)          (42,462)       (32,924)
      Total Tier I capital...........................        4,502,644      4,232,432         3,986,896      3,663,377
Tier II capital:
  Allowable allowance for loan losses................          409,335        409,312           409,297        409,271
  Allowable long-term debt...........................        1,133,093      1,138,138         1,138,041      1,198,177
      Tier II capital additions......................        1,542,428      1,547,450         1,547,338      1,607,448
      Total capital..................................      $ 6,045,072    $ 5,779,882       $ 5,534,234    $ 5,270,825
Risk-adjusted assets.................................      $44,431,023    $43,126,886       $42,669,628    $41,047,310
Quarterly average assets.............................      $46,619,077    $45,983,826       $45,737,397    $45,777,699
Risk-based capital ratios:
  Tier I capital.....................................            10.13%          9.81%             9.34%          8.92%
  Total capital......................................            13.61          13.40             12.97          12.84
Tier I leverage ratio**..............................             9.67           9.22              8.73           8.01
Shareholders' equity to total assets.................             7.59           7.74              8.02           7.85


                                                         Second
                                                         Quarter
Tier I capital:
  Common shareholders' equity........................  $ 3,699,612
  Trust capital securities*..........................           --
  Less ineligible intangible assets..................       33,312
  Unrealized gains on securities
    available-for-sale, net of tax...................      (24,066)
      Total Tier I capital...........................    3,642,234
Tier II capital:
  Allowable allowance for loan losses................      409,205
  Allowable long-term debt...........................    1,198,837
      Tier II capital additions......................    1,608,042
      Total capital..................................  $ 5,250,276
Risk-adjusted assets.................................  $40,249,143
Quarterly average assets.............................  $44,956,032
Risk-based capital ratios:
  Tier I capital.....................................         9.05%
  Total capital......................................        13.04
Tier I leverage ratio**..............................         8.12
Shareholders' equity to total assets.................         8.03

  *Trust capital securities are reported in "Other long-term debt" in the
   Consolidated Statements of Condition
 **Ratio excludes the average unrealized gains on securities available-for-sale, net of tax, of $17,239, $37,350, $45,135, $24,358 and
   $44,957, respectively

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 June 30         December 31         June 30
$ IN THOUSANDS                                                                    1997              1996              1996
ASSETS
Cash and due from banks.....................................................   $ 3,392,418       $3,367,673        $ 2,606,453
Interest-bearing bank balances..............................................        33,620           27,871            473,037
Federal funds sold and securities
  purchased under resale agreements.........................................       224,150          179,426            301,561
Trading account assets......................................................       842,197        1,185,688          1,039,284
Securities available-for-sale...............................................     6,983,389        6,760,486          7,171,252
Securities held-to-maturity (fair value of $1,333,211,
  $1,423,555 and $1,539,624, respectively)..................................     1,271,149        1,352,091          1,482,031
Loans and net leases........................................................    33,259,607       31,290,905         30,680,028
Less unearned income on loans...............................................         3,982            7,713              7,387
      Total loans...........................................................    33,255,625       31,283,192         30,672,641
Less allowance for loan losses..............................................       409,335          409,297            409,205
      Net loans.............................................................    32,846,290       30,873,895         30,263,436
Premises and equipment......................................................       622,925          644,000            648,948
Due from customers on acceptances...........................................       858,463          957,109            685,389
Other assets................................................................     1,437,495        1,556,276          1,377,705
      Total assets..........................................................   $48,512,096       $46,904,515       $46,049,096

LIABILITIES
Deposits in domestic offices:
  Demand....................................................................   $ 6,995,799       $6,115,540        $ 5,457,626
  Interest-bearing demand...................................................     3,349,609        3,462,952          3,273,053
  Savings and money market savings..........................................     8,620,223        8,337,329          7,575,143
  Savings certificates......................................................     6,438,815        6,436,437          6,545,807
  Large denomination certificates...........................................     2,367,267        1,710,061          2,234,372
  Noninterest-bearing time..................................................         4,657            2,974              4,768
      Total deposits in domestic offices....................................    27,776,370       26,065,293         25,090,769
Deposits in foreign offices:
  Demand....................................................................            --               --                241
  Time......................................................................     1,161,690        1,184,829            882,339
      Total deposits in foreign offices.....................................     1,161,690        1,184,829            882,580
      Total deposits........................................................    28,938,060       27,250,122         25,973,349
Federal funds purchased and securities
  sold under repurchase agreements..........................................     6,253,688        6,298,130          7,358,020
Commercial paper............................................................       762,801          706,226            541,978
Other short-term borrowed funds.............................................     1,723,035          967,097          1,054,813
Long-term debt:
  Bank notes................................................................     3,014,233        4,307,802          4,963,154
  Other long-term debt......................................................     2,757,257        2,159,099          1,330,383
      Total long-term debt..................................................     5,771,490        6,466,901          6,293,537
Acceptances outstanding.....................................................       858,463          957,109            685,389
Other liabilities...........................................................       524,732          497,098            442,398
      Total liabilities.....................................................    44,832,269       43,142,683         42,349,484

SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
  Authorized 50,000,000 shares; none outstanding............................            --               --                 --
Common stock, par value $5 per share:
  Issued 159,539,560, 163,844,198 and 166,797,672, respectively.............       797,698          819,221            833,988
Capital surplus.............................................................       185,500          424,873            570,724
Retained earnings...........................................................     2,660,914        2,475,276          2,270,834
Unrealized gains on securities available-for-sale, net of tax...............        35,715           42,462             24,066
      Total shareholders' equity............................................     3,679,827        3,761,832          3,699,612
      Total liabilities and shareholders' equity............................   $48,512,096       $46,904,515       $46,049,096

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended            Six Months Ended
                                                                                 June 30                      June 30
$ IN THOUSANDS, EXCEPT PER SHARE                                             1997        1996            1997          1996
INTEREST INCOME
Loans..................................................................    $696,408    $621,346       $1,361,985    $1,229,631
Securities available-for-sale:
  Other investments....................................................     112,924     117,861          228,005       237,135
Securities held-to-maturity:
  State and municipal..................................................       4,150       5,531            8,646        11,414
  Other investments....................................................      21,527      24,597           43,599        50,096
Interest-bearing bank balances.........................................         445       9,258              805        18,276
Federal funds sold and securities
  purchased under resale agreements....................................       4,001       3,155            6,204         6,405
Trading account assets.................................................      12,646      10,975           25,781        23,009
       Total interest income...........................................     852,101     792,723        1,675,025     1,575,966

INTEREST EXPENSE
Deposits:
  Domestic offices.....................................................     223,886     200,396          438,649       409,146
  Foreign offices......................................................      22,361      11,033           39,718        24,134
       Total interest on deposits......................................     246,247     211,429          478,367       433,280
Short-term borrowed funds..............................................     105,889     110,030          200,958       220,420
Long-term debt.........................................................      86,223      90,013          176,989       171,100
       Total interest expense..........................................     438,359     411,472          856,314       824,800

NET INTEREST INCOME....................................................     413,742     381,251          818,711       751,166
Provision for loan losses..............................................      49,715      34,404           97,713        61,738
Net interest income after provision for loan losses....................     364,027     346,847          720,998       689,428

OTHER INCOME
Service charges on deposit accounts....................................      63,622      60,928          127,564       117,526
Fees for trust services................................................      38,872      34,508           75,226        68,853
Credit card income.....................................................      42,652      33,848           78,346        66,370
Electronic banking.....................................................      13,184      12,582           25,694        21,922
Investment fee income..................................................      11,087      10,842           21,907        21,071
Mortgage fee income....................................................       4,298       4,289            7,783         8,690
Trading account profits................................................       6,169       5,698           10,449         9,150
Other operating income.................................................      53,021      35,900           87,601        69,118
       Total other operating revenue...................................     232,905     198,595          434,570       382,700
Investment securities gains (losses)...................................         326        (219)             661           479
       Total other income..............................................     233,231     198,376          435,231       383,179

OTHER EXPENSE
Salaries...............................................................     149,160     132,438          291,415       264,258
Employee benefits......................................................      32,490      27,724           64,339        57,522
       Total personnel expense.........................................     181,650     160,162          355,754       321,780
Net occupancy expense..................................................      21,126      22,184           43,319        44,862
Equipment expense......................................................      30,783      28,054           59,656        56,985
Other operating expense................................................     121,135      99,687          220,101       194,705
       Total other expense.............................................     354,694     310,087          678,830       618,332
Income before income taxes.............................................     242,564     235,136          477,399       454,275
Applicable income taxes................................................      76,941      75,773          148,694       145,042
NET INCOME.............................................................    $165,623    $159,363       $  328,705    $  309,233
Net income per common share:
  Primary..............................................................    $   1.01    $    .94       $     2.00    $     1.81
  Fully diluted........................................................    $   1.01    $    .94       $     2.00    $     1.81
Average shares outstanding:
  Primary..............................................................     162,872     169,861          164,145       170,664
  Fully diluted........................................................     162,888     169,972          164,158       170,808

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                               Unrealized
                                                                                                               Securities
                                                            Common Stock           Capital       Retained        Gains
$ IN THOUSANDS, EXCEPT PER SHARE                        Shares         Amount      Surplus       Earnings       (Losses)
PERIOD ENDED JUNE 30, 1996
Balance at beginning of year.......................   170,358,504     $851,793     $713,120     $2,092,731      $116,113
Net income.........................................                                                309,233
Cash dividends declared on common
  stock -- $.72 a share............................                                               (121,773)
Common stock issued pursuant to:
  Stock option and employee benefit plans..........       450,412        2,252       19,426
  Dividend reinvestment plan.......................       158,637          793        6,318
  Conversion of debentures.........................       228,614        1,143        3,251
  Acquisition of bank..............................       208,207        1,041        9,003
Common stock acquired..............................    (4,606,702)     (23,034)    (180,393)
Unrealized losses on securities
  available-for-sale, net of tax...................                                                              (92,047)
Miscellaneous......................................                                      (1)        (9,357)
Balance at end of period...........................   166,797,672     $833,988     $570,724     $2,270,834      $ 24,066

PERIOD ENDED JUNE 30, 1997
Balance at beginning of year.......................   163,844,198     $819,221     $424,873     $2,475,276      $ 42,462
Net income.........................................                                                328,705
Cash dividends declared on common
  stock -- $.80 a share............................                                               (129,800)
Common stock issued pursuant to:
  Stock option and employee benefit plans..........       547,004        2,735       27,755
  Dividend reinvestment plan.......................       117,544          588        6,480
  Conversion of debentures.........................         1,036            5           15
Common stock acquired..............................    (4,970,222)     (24,851)    (274,300)
Unrealized losses on securities
  available-for-sale, net of tax...................                                                               (6,747)
Miscellaneous......................................                                     677        (13,267)
Balance at end of period...........................   159,539,560     $797,698     $185,500     $2,660,914      $ 35,715

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Six Months Ended
                                                                                                              June 30
$ IN THOUSANDS                                                                                        1997                1996
OPERATING ACTIVITIES
Net income......................................................................................   $  328,705          $  309,233
Adjustments to reconcile net income to net cash provided by operations:
  Provision for loan losses.....................................................................       97,713              61,738
  Depreciation and amortization.................................................................       47,590              45,193
  Deferred income taxes.........................................................................       46,658              25,644
  Investment securities gains...................................................................         (661)               (479)
  Gain on sale of noninterest-earning assets....................................................         (246)               (661)
  (Decrease) increase in accrued income taxes...................................................       (6,405)             16,871
  Increase in accrued interest receivable.......................................................      (15,488)             (4,082)
  Increase (decrease) in accrued interest payable...............................................       46,211             (19,878)
  Net change in other accrued and deferred income and expense...................................      (81,997)            (35,581)
  Net trading account activities................................................................      343,491              75,642
  Net loans held for resale.....................................................................     (108,056)            141,684
      Net cash provided by operating activities.................................................      697,515             615,324

INVESTING ACTIVITIES
Net increase in interest-bearing bank balances..................................................       (5,749)            (21,758)
Net increase in federal funds sold and securities
  purchased under resale agreements.............................................................      (44,724)           (152,956)
Purchases of securities available-for-sale......................................................   (1,397,168)           (595,924)
Purchases of securities held-to-maturity........................................................      (35,573)            (45,679)
Sales of securities available-for-sale..........................................................      269,745             133,921
Calls, maturities and prepayments of securities available-for-sale..............................      890,623             554,070
Calls, maturities and prepayments of securities held-to-maturity................................      117,922             185,916
Net increase in loans made to customers.........................................................   (1,965,661)         (1,598,300)
Capital expenditures............................................................................      (45,640)            (68,726)
Proceeds from sales of premises and equipment...................................................        3,183               7,756
Net decrease (increase) in other assets.........................................................      200,705            (143,860)
Business combinations...........................................................................         (947)              2,814
      Net cash used by investing activities.....................................................   (2,013,284)         (1,742,726)

FINANCING ACTIVITIES
Net increase (decrease) in demand, savings and money market accounts............................    1,051,493             (23,726)
Net increase (decrease) in certificates of deposit..............................................      636,445            (400,856)
Net (decrease) increase in federal funds purchased and securities
  sold under repurchase agreements..............................................................      (44,442)          1,507,480
Net increase in commercial paper................................................................       56,575              39,842
Net increase (decrease) in other short-term borrowings..........................................      755,938            (665,779)
Proceeds from issuance of bank notes............................................................      748,372           2,047,429
Maturities of bank notes........................................................................   (2,040,693)         (1,172,552)
Proceeds from issuance of other long-term debt..................................................      590,185                  --
Payments on other long-term debt................................................................         (242)               (211)
Common stock issued.............................................................................       15,710              13,464
Dividend payments...............................................................................     (129,800)           (121,773)
Common stock repurchased........................................................................     (294,426)           (200,745)
Net (decrease) increase in other liabilities....................................................       (4,601)             18,964
      Net cash provided by financing activities.................................................    1,340,514           1,041,537

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................................       24,745             (85,865)
Cash and cash equivalents at beginning of year..................................................    3,367,673           2,692,318
Cash and cash equivalents at end of period......................................................   $3,392,418          $2,606,453
SUPPLEMENTAL DISCLOSURES
Unrealized losses on securities available-for-sale:
  Decrease in securities available-for-sale.....................................................   $  (12,072)         $ (150,460)
  Increase in deferred taxes....................................................................        5,539              58,413
  Decrease in shareholders' equity..............................................................       (6,747)            (92,047)

                BULK RATE
            U.S. POSTAGE PAID
                 WACHOVIA
               CORPORATION

Wachovia logo appears here
Wachovia Corporation

P. O. Box 3099
Winston-Salem, NC 27150

#11-38