Form 10-Q
period 1997-09-30
WACHOVIA CORP/ NC
filed 1997-11-13
CIK 774203

1997 Form 10-Q
--------------------------------------------------------------------------------
     United States Securities and Exchange Commission
     Washington, DC 20549
     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the Quarterly Period Ended September 30, 1997
     Commission File Number 1-9021


WACHOVIA CORPORATION


     Incorporated in the State of North Carolina
     IRS Employer Identification Number 56-1473727
     Address and Telephone:
        100 North Main Street, Winston-Salem, North Carolina, 27101,
        (910) 770-5000
        191 Peachtree Street NE, Atlanta, Georgia, 30303, (404) 332-5000


         Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.
         As of September 30, 1997, Wachovia Corporation had 157,772,802 shares of common stock outstanding.
         Wachovia Corporation (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the financial supplement for the quarter ended
     September 30, 1997 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

                                                                          PAGE
                                                                          -----
PART I   FINANCIAL INFORMATION
Item 1   FINANCIAL STATEMENTS (UNAUDITED)
          Selected Period-End Data...........................................3
          Common Stock Data -- Per Share.....................................3
          Consolidated Statements of Condition..............................26
          Consolidated Statements of Income.................................27
          Consolidated Statements of
           Shareholders' Equity ............................................28
          Consolidated Statements of Cash Flows.............................29
Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................4-25

--------------------------------------------------------------------------------
PART II OTHER INFORMATION


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

     a)    2.1    Agreement and Plan of Merger, dated as of August 6, 1997, by and between Wachovia Corporation and 1st
                  United Bancorp (included as Exhibit 2.1 to Wachovia Corporation's Form 13D dated August 15, 1997 and incorporated by reference herein).
           3.2    Bylaws of the Registrant as amended (Exhibit 3.2 to Form S-4 Registration Statement of Wachovia
                  Corporation dated October 1, 1997, File No. 333-36887).
           4      Instruments defining the rights of security holders, including indentures.*
           11     "Computation of Earnings per Common Share" is presented as Table 3 on page 6 of the third quarter 1997 financial supplement.
           12     Statement setting forth computation of ratio of earnings to fixed charges.
           19     "Unaudited Consolidated Financial Statements," listed in Part I, Item 1, do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the third quarter of 1997 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.
           27     Financial Data Schedule (for SEC purposes only).
     b)           Reports on Form 8-K: A Current Report on Form 8-K dated August 6, 1997 was filed with the Securities and Exchange Commission relating to the Agreement and Plan of Merger by and between Wachovia
                  Corporation and 1st United Bancorp. A Current Report on Form 8-K dated September 8, 1997 was filed with the Securities and Exchange Commission to place on file the historical financial statements of Central
                  Fidelity Banks, Inc.

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


WACHOVIA CORPORATION




       November 13, 1997   ROBERT S. McCOY, JR.            November 13, 1997   DONALD K. TRUSLOW
                           ----------------------------                        -----------------
                           Robert S. McCoy, Jr.                                Donald K. Truslow
                           Executive Vice President                            Comptroller
                           and Chief Financial Officer

                              [WACHOVIA LOGO]




                             FINANCIAL SUPPLEMENT



                                 AND FORM 10-Q




                              THIRD QUARTER 1997

WACHOVIA CORPORATION DIRECTORS AND OFFICERS
--------------------------------------------------------------------------------
DIRECTORS

L. M. BAKER, JR.
President and
Chief Executive Officer


JOHN G. MEDLIN, JR.
Chairman of the Board


JAMES S. BALLOUN
Chairman and
Chief Executive Officer
National Service Industries, Inc.


PETER C. BROWNING
President and
Chief Operating Officer
Sonoco Products Company


JOHN T. CASTEEN III
President
University of Virginia


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


THOMAS K. HEARN, JR.
President
Wake Forest University


GEORGE W. HENDERSON III
President and
Chief Executive Officer
Burlington Industries, Inc.


W. HAYNE HIPP
President and
Chief Executive Officer
The Liberty Corporation


ROBERT M. HOLDER, JR.
Chairman
RMH Group, LLC



ROBERT A. INGRAM
Chief Executive
Glaxo Wellcome plc
Chairman, Chief Executive
Officer and President
Glaxo Wellcome Inc.


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


MICKEY W. DRY
Senior Executive Vice President
Chief Credit Officer


HUGH M. DURDEN
Executive Vice President
Corporate Services

WALTER E. LEONARD, JR.
Senior Executive Vice President
Operations/Technology


KENNETH W. MCALLISTER
Senior Executive Vice President
General Counsel/Administrative


ROBERT S. MCCOY, JR.
Senior Executive Vice President
Chief Financial Officer

G. JOSEPH PRENDERGAST
Senior Executive Vice President
General Banking


RICHARD B. ROBERTS
Executive Vice President
Treasurer

SELECTED PERIOD-END DATA
--------------------------------------------------------------------------------

                                                September 30     September 30
                                                    1997             1996
                                                --------------   -------------
Banking offices:
 North Carolina   ...........................          202              220
 Georgia ....................................          128              125
 South Carolina   ...........................          127              145
                                                      -----            ------
   Total ....................................          457              490
                                                      ======           ======
Automated banking machines:
 North Carolina   ...........................          406              344
 Georgia ....................................          260              221
 South Carolina   ...........................          264              203
                                                     ------           ------
   Total ....................................          930              768
                                                     =======          =======
Employees (full-time equivalent) ............       16,818           16,185
Common stock shareholders of record .........       31,920           27,663
Common shares outstanding (thousands)  ......      157,773          165,213

COMMON STOCK DATA -- PER SHARE
--------------------------------------------------------------------------------

                                                      1997                                  1996
                                   -------------------------------------------   ---------------------------
                                    Third          Second          First          Fourth         Third
                                   Quarter         Quarter        Quarter        Quarter        Quarter
                                   ------------   -------------   ------------   ------------   ------------
Market value:
 Period-end   ..................    $    72        $ 58 5/16      $ 54 1/2       $ 56 1/2       $ 49 1/2
 High   ........................         72 3/8      66 7/8         64 5/8         60 1/4         49 7/8
 Low ...........................         58 3/16     53 1/2         54 1/2         48 3/4         39 5/8
Book value at period-end  ......         23.31       23.07          22.75          22.96          22.57
Dividend   .....................           .44         .40            .40            .40            .40
Price/earnings ratio*  .........         17.7 x      14.6 x         13.9 x         14.8 x         13.6 x

*Based on most recent twelve months net income per primary share and period-end stock price




FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Analysts, investors and others seeking additional financial information about Wachovia Corporation or its member companies should contact the following either by phone or in writing.

Robert S. McCoy, Jr., Chief Financial Officer, (910) 732-5926

James C. Mabry, Investor Relations Manager, (910) 732-5788

Wachovia Corporation
P. O. Box 3099
Winston-Salem, NC 27150

Common Stock Listing -- New York Stock Exchange, ticker symbol - WB

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FINANCIAL SUMMARY
                                                                        TABLE 1



                                                  Twelve                            1997
                                                  Months          -----------------------------------------
                                                  Ended
                                               September 30        Third         Second        First
                                                   1997            Quarter       Quarter       Quarter
                                               -------------      ------------- ------------- -------------
 SUMMARY OF OPERATIONS
 (thousands, except per share data)
 Interest income   ........................... $3,371,035         $ 869,891     $ 852,101     $ 822,924
 Interest expense  ...........................  1,724,048           446,655       438,359       417,955
                                               -----------        ---------     ---------     ---------
 Net interest income  ........................  1,646,987           423,236       413,742       404,969
 Provision for loan losses  ..................    195,500            50,344        49,715        47,998
                                               -----------        ---------     ---------     ---------
 Net interest income after provision for
  loan losses   ..............................  1,451,487           372,892       364,027       356,971
 Other operating revenue .....................    866,469           228,463       232,905       201,665
 Investment securities gains   ...............      3,946               421           326           335
                                               -----------        ---------     ---------     ---------
 Total other income   ........................    870,415           228,884       233,231       202,000
 Personnel expense ...........................    713,089           190,099       181,650       174,104
 Other expense  ..............................    644,612           166,034       173,044       150,032
                                               -----------        ---------     ---------     ---------
 Total other expense  ........................  1,357,701           356,133       354,694       324,136
 Income before income taxes ..................    964,201           245,643       242,564       234,835
 Applicable income taxes*   ..................    297,512            78,387        76,941        71,753
                                               -----------        ---------     ---------     ---------
 Net income  ................................. $  666,689         $ 167,256     $ 165,623     $ 163,082
                                               ===========        =========     =========     =========
 Net income per common share:
  Primary .................................... $     4.06         $    1.04     $    1.01     $     .99
  Fully diluted .............................. $     4.05         $    1.03     $    1.01     $     .99
 Cash dividends paid per common share......... $     1.64         $     .44     $     .40     $     .40
 Cash dividends paid on common stock.......... $  266,054         $  70,238     $  64,392     $  65,408
 Cash dividend payout ratio ..................       39.9%             42.0%         38.9%         40.1%
 Average primary shares outstanding  .........    164,282           161,717       162,872       165,432
 Average fully diluted shares outstanding.....    164,453           162,207       162,888       165,441
 SELECTED AVERAGE BALANCES (millions)
 Total assets   .............................. $   46,258         $  46,690     $  46,619     $  45,984
 Loans -- net of unearned income  ............     31,898            32,758        32,249        31,481
 Investment securities** .....................      8,151             7,837         8,193         8,327
 Other interest-earning assets ...............      1,315             1,328         1,278         1,242
 Total interest-earning assets ...............     41,364            41,923        41,720        41,050
 Interest-bearing deposits  ..................     22,121            22,604        22,641        22,034
 Short-term borrowed funds  ..................      7,763             7,991         7,943         7,444
 Long-term debt ..............................      5,757             5,461         5,450         5,910
 Total interest-bearing liabilities  .........     35,641            36,056        36,034        35,388
 Noninterest-bearing deposits  ...............      5,608             5,677         5,631         5,518
 Total deposits ..............................     27,729            28,281        28,272        27,552
 Shareholders' equity ........................      3,631             3,606         3,593         3,653
 RATIOS (averages)
 Annualized net loan losses to loans .........        .61%              .61%          .62%          .61%
 Annualized net yield on
  interest-earning assets   ..................       4.12              4.12          4.11          4.14
 Shareholders' equity to:
  Total assets  ..............................       7.85              7.72          7.71          7.94
  Net loans  .................................      11.53             11.15         11.28         11.75
 Annualized return on assets   ...............       1.44              1.43          1.42          1.42
 Annualized return on shareholders' equity....      18.36             18.55         18.44         17.86



                                                              1996                            Nine Months Ended
                                                   ---------------------------                  September 30
                                                    Fourth        Third
                                                    Quarter       Quarter                 1997            1996
                                                   ------------- -------------         --------------- ---------------
 SUMMARY OF OPERATIONS
 (thousands, except per share data)
 Interest income   ...........................      $ 826,119     $ 825,229             $ 2,544,916     $ 2,401,195
 Interest expense  ...........................        421,079       426,723               1,302,969       1,251,523
                                                    ---------     ---------             -----------     -----------
 Net interest income  ........................        405,040       398,506               1,241,947       1,149,672
 Provision for loan losses  ..................         47,443        40,730                 148,057         102,468
                                                    ---------     ---------             -----------     -----------
 Net interest income after provision for
  loan losses   ..............................        357,597       357,776               1,093,890       1,047,204
 Other operating revenue .....................        203,436       197,778                 663,033         580,478
 Investment securities gains   ...............          2,864           393                   1,082             872
                                                    ---------     ---------             -----------     -----------
 Total other income   ........................        206,300       198,171                 664,115         581,350
 Personnel expense ...........................        167,236       165,509                 545,853         487,289
 Other expense  ..............................        155,502       150,970                 489,110         447,522
                                                    ---------     ---------             -----------     -----------
 Total other expense  ........................        322,738       316,479               1,034,963         934,811
 Income before income taxes ..................        241,159       239,468                 723,042         693,743
 Applicable income taxes*   ..................         70,431        74,872                 227,081         219,914
                                                    ---------     ---------             -----------     -----------
 Net income  .................................      $ 170,728     $ 164,596             $   495,961     $   473,829
                                                    =========     =========             ===========     ===========
 Net income per common share:
  Primary ....................................      $    1.02     $     .98             $      3.04     $      2.79
  Fully diluted ..............................      $    1.02     $     .97             $      3.03     $      2.78
 Cash dividends paid per common share.........      $     .40     $     .40             $      1.24     $      1.12
 Cash dividends paid on common stock..........      $  66,016     $  66,669             $   200,038     $   188,442
 Cash dividend payout ratio ..................           38.7%         40.5%                   40.3%           39.8%
 Average primary shares outstanding  .........        167,118       167,966                 163,327         169,758
 Average fully diluted shares outstanding.....        167,281       168,354                 163,876         170,251
 SELECTED AVERAGE BALANCES (millions)
 Total assets   ..............................      $  45,737     $  45,778             $    46,434     $    45,059
 Loans -- net of unearned income  ............         31,101        30,660                  32,167          29,963
 Investment securities** .....................          8,251         8,734                   8,117           8,733
 Other interest-earning assets ...............          1,409         1,611                   1,284           1,574
 Total interest-earning assets ...............         40,761        41,005                  41,568          40,270
 Interest-bearing deposits  ..................         21,211        20,873                  22,428          20,626
 Short-term borrowed funds  ..................          7,668         8,099                   7,795           8,123
 Long-term debt ..............................          6,206         6,454                   5,606           6,025
 Total interest-bearing liabilities  .........         35,085        35,426                  35,829          34,774
 Noninterest-bearing deposits  ...............          5,604         5,408                   5,609           5,402
 Total deposits ..............................         26,815        26,281                  28,038          26,028
 Shareholders' equity ........................          3,671         3,631                   3,617           3,654
 RATIOS (averages)
 Annualized net loan losses to loans .........            .61%          .53%                    .61%            .45%
 Annualized net yield on interest-earning
   assets.....................................           4.11          4.03                    4.12            3.99
 Shareholders' equity to:
  Total assets  ..............................           8.03          7.93                    7.79            8.11
  Net loans  .................................          11.96         12.00                   11.39           12.36
 Annualized return on assets   ...............           1.49          1.44                    1.42            1.40
 Annualized return on shareholders' equity....          18.60         18.13                   18.28           17.29

* Income taxes applicable to securities transactions were $1,603, $170, $118, $134, $1,181, $149, $422 and $341, respectively

**Reported at amortized cost; excludes pretax unrealized gains on securities available-for-sale of $60, $75, $27, $60, $74, $40, $54 and $100, respectively


RESULTS OF OPERATIONS



OVERVIEW
                Wachovia Corporation ("Wachovia") is a southeastern interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. The corporation's principal banking subsidiary is Wachovia Bank, N.A., which maintains operations in Georgia, North Carolina and South Carolina. Credit card services are provided through The First National Bank of Atlanta. On October 31, 1997, Jefferson Bankshares, Inc. of Charlottesville, Virginia was merged into Wachovia Corporation following voter approval by shareholders of Jefferson Bankshares on October 22. The merger was accounted for as a purchase transaction. At September 30, 1997, Jefferson Bankshares had assets of $2.170 billion and equity of $220 million. The corporation currently has pending separate merger agreements with Central Fidelity Banks, Inc. of Richmond, Virginia, announced in June, and with 1st United Bancorp of Boca Raton, Florida, announced in August. The merger with 1st United Bancorp is expected to be accounted for as a purchase transaction, while the merger with Central Fidelity is anticipated to be accounted for as a pooling-of-interests transaction. As of September 30, 1997, 1st United Bancorp had assets of $736 million and equity of $72 million and Central Fidelity had assets of $10.451 billion and equity of $840 million. Both merger agreements are subject to approval by shareholders and are expected to close in the fourth quarter of 1997.
                Wachovia regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book values, and, therefore, some dilution of Wachovia's book value and net income per common share may occur in connection with any future transactions.
                The nation's economy continued to expand in the third quarter of 1997, rising at an annualized rate of 3.5 percent compared with
            3.3 percent growth in the second quarter. Within Wachovia's primary operating states of Georgia, North Carolina and South Carolina, economic conditions remained good, with seasonally adjusted unemployment for the quarter averaging 4.4 percent, 3.8 percent and
            4.6 percent, respectively, compared with 4.9 percent for the U.S.
                Wachovia's net income for the third quarter of 1997 was
            $167.256 million or $1.03 per fully diluted share compared with
            $164.596 million or $.97 per fully diluted share a year earlier. Year to date, net income totaled $495.961 million or $3.03 per fully diluted share versus $473.829 million or $2.78 per fully diluted share in the same period of 1996. Gains for the third period and first nine months reflected good revenue growth offset by aggressive spending for growth initiatives and Year 2000 conversion costs and by increased provisions for loan losses. Total revenues, excluding securities transactions, rose $51.036 million or 8.3 percent for the quarter and $161.061 million or 9 percent year to date. Net income represented annualized returns of 18.55 percent on shareholders' equity and 1.43 percent on assets for the quarter and 18.28 percent on equity and 1.42 percent on assets year to date.
                Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative with accompanying tables. Interest income is stated on a taxable equivalent basis which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

--------------------------------------------------------------------------------
Components of Earnings Per Primary Share                                TABLE 2




                                                                   Three Months
                                                                       Ended                         Nine Months Ended
                                                                   September 30                         September 30
                                                                  1997     1996     Change            1997     1996     Change
                                                                 -------- -------- ---------         -------- --------- -------
 Interest income ..........................................       $5.37   $ 4.91    $.46             $15.58   $ 14.14   $1.44
 Interest expense   .......................................        2.76     2.54     .22               7.98      7.37     .61
                                                                 ------   -------   -----            -------  --------  ------
 Net interest income   ....................................        2.61     2.37     .24               7.60      6.77     .83
 Provision for loan losses   ..............................         .31      .24     .07                .91       .60     .31
                                                                 ------   -------   -----            -------  --------  ------
 Net interest income after provision for loan losses ......        2.30     2.13     .17               6.69      6.17     .52
 Other operating revenue  .................................        1.41     1.18     .23               4.06      3.42     .64
 Investment securities gains ..............................         .01      .01      --                .01       .01      --
                                                                 ------   -------   -----            -------  --------  ------
 Total other income .......................................        1.42     1.19     .23               4.07      3.43     .64
 Personnel expense  .......................................        1.18      .99     .19               3.34      2.87     .47
 Other expense   ..........................................        1.02      .90     .12               2.99      2.64     .35
                                                                 ------   -------   -----            -------  --------  ------
 Total other expense   ....................................        2.20     1.89     .31               6.33      5.51     .82
 Income before income taxes  ..............................        1.52     1.43     .09               4.43      4.09     .34
 Applicable income taxes  .................................         .48      .45     .03               1.39      1.30     .09
                                                                 ------   -------   -----            -------  --------  ------
 Net income   .............................................       $1.04   $  .98    $.06             $ 3.04   $  2.79   $ .25
                                                                 ======   =======   =====            =======  ========  ======


--------------------------------------------------------------------------------
COMPUTATION OF EARNINGS PER COMMON SHARE                                TABLE 3
(thousands, except per share)




                                                             Three Months Ended                Nine Months Ended
                                                                September 30                      September 30
                                                             1997         1996               1997         1996
                                                           ----------   ----------         ----------   ---------
 PRIMARY
 Average common shares outstanding  ..................       159,101      166,262            160,891      168,083
 Dilutive common stock options -- based on treasury
  stock method using average market price ............         2,395        1,579              2,251        1,564
 Dilutive common stock awards -- based on treasury
  stock method using average market price ............           221          125                185          111
                                                            ---------    ---------          ---------    ---------
 Average primary shares outstanding ..................       161,717      167,966            163,327      169,758
                                                            =========    =========          =========    =========
 Net income ..........................................      $167,256     $164,596           $495,961     $473,829
                                                            =========    =========          =========    =========
 Net income per common share -- primary   ............      $   1.04     $    .98           $   3.04     $   2.79
 FULLY DILUTED
 Average common shares outstanding  ..................       159,101      166,262            160,891      168,083
 Dilutive common stock options -- based on treasury
  stock method using higher of period-end
  market price or average market price ...............         2,838        1,881              2,715        1,906
 Dilutive common stock awards -- based on treasury
  stock method using higher of period-end
  market price or average market price ...............           262          148                262          148
 Convertible notes assumed converted   ...............             6           63                  8          114
                                                            ---------    ---------          ---------    ---------
 Average fully diluted shares outstanding ............       162,207      168,354            163,876      170,251
                                                            =========    =========          =========    =========
 Net income ..........................................      $167,256     $164,596           $495,961     $473,829
 Add interest on convertible notes after taxes  ......             2           12                  5           55
                                                            ---------    ---------          ---------    ---------
 Adjusted net income .................................      $167,258     $164,608           $495,966     $473,884
                                                            =========    =========          =========    =========
 Net income per common share -- fully diluted   ......      $   1.03     $    .97           $   3.03     $   2.78

NET INTEREST INCOME
                Taxable equivalent net interest income for the third quarter rose $20.351 million or 4.9 percent year over year and increased $78.506 million or 6.5 percent for the first nine months of 1997. Good loan demand and a higher net yield on interest-earning assets accounted for the growth in both periods. Compared with the second quarter of 1997, taxable equivalent net interest income was up $8.680 million or 2 percent, reflecting greater loan volume and the benefit of one additional accrual day in the period. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) rose 9 basis points for the quarter and 13 basis points year to date and was higher by 1 basis point from the preceding three months.
                Taxable equivalent interest income expanded $40.283 million or
            4.8 percent for the third period and $129.952 million or 5.3 percent for the first nine months, the result of increased loans and a higher average earning yield. Loans grew $2.098 billion or
            6.8 percent for the three months and $2.204 billion or 7.4 percent year to date with the average rate earned rising 23 basis points in both periods. Total interest-earning assets by comparison advanced a more moderate $918 million or 2.2 percent for the quarter and $1.298 billion or 3.2 percent for the first nine months with the average yield higher by 18 basis points and 17 basis points, respectively. Taxable equivalent interest income was up $16.976 million or 2 percent from the second quarter, reflecting increased loans, a higher average earning yield and the benefit of one additional accrual day. Loans expanded $509 million or an annualized 6.3 percent from the preceding three months with the average yield up 4 basis points.
                Commercial loans, including related real estate categories, rose $1.471 billion or 8.1 percent for the quarter from a year earlier and $1.302 billion or 7.3 percent for the first nine months. Strong gains occurred in all categories except foreign loans, which increased modestly, and in tax-exempt loans, which declined due to paydowns in the ESOP portfolio and to the reduced availability of tax-exempt borrowing and lending at acceptable yields. Taxable commercial loans were up $621 million or 6.2 percent for the three months and $479 million or 4.9 percent year to date. Commercial mortgages grew $433 million or 10.3 percent for the quarter and $468 million or 11.5 percent for the first nine months, while construction loans were higher by $414 million or
            49.8 percent and $385 million or 50.7 percent, respectively. Lease financing, which consists largely of corporate leases and other structured tax-advantaged corporate transactions, increased $333 million or 49.1 percent for the third period and $303 million or
            49.8 percent year to date. At September 30, 1997, commercial real estate loans, based on regulatory definitions, were $5.929 billion or 17.6 percent of total loans versus $5.171 billion or 16.4 percent one year earlier and $5.849 billion or 17.6 percent at June 30, 1997. Regulatory definitions for commercial real estate loans include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation.
                Consumer loans, including residential mortgages, were higher by
            $627 million or 5 percent for the quarter and $902 million or 7.4 percent year to date. Credit cards and residential mortgages accounted for substantially all the growth in both periods, offsetting softness in indirect retail loans which primarily consists of automobile sales financing. Credit card loans grew $590 million or 13.8 percent for the three months and $719 million or
            17.6 percent for the first nine months. Residential mortgages increased $277 million or 6.1 percent for the quarter and $359 million or 8.2 percent year to date, reflecting growth in bank equity loans and adjustable rate mortgages. At September 30, 1997, managed credit card outstandings, which include securitized loans, totaled $5.473 billion compared with $5.002 billion one year earlier and $5.404 billion at June 30, 1997. Managed credit cards at September 30, 1997 included $557 million of net securitized loans versus $625 million one year earlier and $586 million at June 30, 1997.

--------------------------------------------------------------------------------
NET INTEREST INCOME AND AVERAGE BALANCES                                TABLE 4




                                                  Twelve
                                                  Months                            1997
                                                  Ended
                                               September 30        Third         Second        First
                                                   1997            Quarter       Quarter       Quarter
                                               -------------      ------------- ------------- -------------
 NET INTEREST INCOME -- TAXABLE
  EQUIVALENT (thousands)
 Interest income:
  Loans   .................................... $2,782,100         $ 727,686     $ 705,179     $ 674,907
  Investment securities  .....................    572,670           136,796       142,794       146,060
  Interest-bearing bank balances  ............      6,926               620           445           360
  Federal funds sold and securities
   purchased under resale agreements..........     13,434             5,337         4,001         2,203
  Trading account assets .....................     52,053            11,953        12,997        13,480
                                               -----------        ---------     ---------     ---------
    Total ....................................  3,427,183           882,392       865,416       837,010
 Interest expense:
  Interest-bearing demand   ..................     48,144            12,435        12,233        11,432
  Savings and money market savings.  .........    326,598            87,407        84,481        79,351
  Savings certificates   .....................    364,937            92,660        90,602        89,091
  Large denomination certificates ............    134,763            33,834        36,570        34,889
  Time deposits in foreign offices   .........     80,674            23,824        22,361        17,357
  Short-term borrowed funds ..................    411,205           109,298       105,889        95,069
  Long-term debt   ...........................    357,727            87,197        86,223        90,766
                                               -----------        ---------     ---------     ---------
    Total ....................................  1,724,048           446,655       438,359       417,955
                                               -----------        ---------     ---------     ---------
 Net interest income  ........................ $1,703,135         $ 435,737     $ 427,057     $ 419,055
                                               ===========        =========     =========     =========
 Annualized net yield on
  interest-earning assets   ..................       4.12%             4.12%         4.11%         4.14%
 AVERAGE BALANCES (millions)
 Assets:
  Loans -- net of unearned income ............ $   31,898         $  32,758     $  32,249     $  31,481
  Investment securities  .....................      8,151             7,837         8,193         8,327
  Interest-bearing bank balances  ............         97                45            37            28
  Federal funds sold and securities
   purchased under resale agreements..........        242               377           285           164
  Trading account assets .....................        976               906           956         1,050
                                               -----------        ---------     ---------     ---------
    Total interest-earning assets ............     41,364            41,923        41,720        41,050
  Cash and due from banks   ..................      2,561             2,535         2,576         2,558
  Premises and equipment .....................        634               634           633           639
  Other assets  ..............................      2,043             1,936         2,062         2,079
  Unrealized gains on securities
   available-for-sale ........................         60                75            27            60
  Allowance for loan losses ..................       (404)             (413)         (399)         (402)
                                               -----------        ---------     ---------     ---------
    Total assets   ........................... $   46,258         $  46,690     $  46,619     $  45,984
                                               ===========        =========     =========     =========
 Liabilities and shareholders' equity:
  Interest-bearing demand   .................. $    3,314         $   3,282     $   3,324     $   3,297
  Savings and money market savings   .........      8,478             8,814         8,632         8,394
  Savings certificates   .....................      6,454             6,451         6,431         6,426
  Large denomination certificates ............      2,383             2,343         2,621         2,586
  Time deposits in foreign offices   .........      1,492             1,714         1,633         1,331
  Short-term borrowed funds ..................      7,763             7,991         7,943         7,444
  Long-term debt   ...........................      5,757             5,461         5,450         5,910
                                               -----------        ---------     ---------     ---------
    Total interest-bearing liabilities .......     35,641            36,056        36,034        35,388
 Demand deposits in domestic offices .........      5,604             5,672         5,626         5,515
 Demand deposits in foreign offices  .........         --                --            --            --
 Noninterest-bearing time deposits in
  domestic offices ...........................          4                 5             5             3
 Other liabilities ...........................      1,378             1,351         1,361         1,425
 Shareholders' equity ........................      3,631             3,606         3,593         3,653
                                               -----------        ---------     ---------     ---------
    Total liabilities and
     shareholders' equity   .................. $   46,258         $  46,690     $  46,619     $  45,984
                                               ===========        =========     =========     =========
 Total deposits .............................. $   27,729         $  28,281     $  28,272     $  27,552



                                                                                              Nine Months Ended
                                                              1996                              September 30
                                                    Fourth        Third
                                                    Quarter       Quarter                 1997            1996
                                                   ------------- -------------         --------------- ---------------
 NET INTEREST INCOME -- TAXABLE
  EQUIVALENT (thousands)
 Interest income:
  Loans   ....................................      $ 674,328     $ 661,220             $ 2,107,772     $ 1,913,331
  Investment securities  .....................        147,020       155,485                 425,650         467,511
  Interest-bearing bank balances  ............          5,501         9,329                   1,425          27,605
  Federal funds sold and securities purchased
    under resale agreements...................          1,893         3,275                  11,541           9,680
  Trading account assets .....................         13,623        12,800                  38,430          36,739
                                                    ---------     ---------             -----------     -----------
    Total ....................................        842,365       842,109               2,584,818       2,454,866
 Interest expense:
  Interest-bearing demand   ..................         12,044        11,537                  36,100          35,122
  Savings and money market savings.  .........         75,359        68,561                 251,239         198,473
  Savings certificates   .....................         92,584        94,149                 272,353         277,301
  Large denomination certificates ............         29,470        33,770                 105,293         106,267
  Time deposits in foreign offices   .........         17,132        13,676                  63,542          37,810
  Short-term borrowed funds ..................        100,949       109,725                 310,256         330,145
  Long-term debt   ...........................         93,541        95,305                 264,186         266,405
                                                    ---------     ---------             -----------     -----------
    Total ....................................        421,079       426,723               1,302,969       1,251,523
                                                    ---------     ---------             -----------     -----------
 Net interest income  ........................      $ 421,286     $ 415,386             $ 1,281,849     $ 1,203,343
                                                    =========     =========             ===========     ===========
 Annualized net yield on interest-earning
  assets................... ..................           4.11%         4.03%                   4.12%           3.99%
 AVERAGE BALANCES (millions)
 Assets:
  Loans -- net of unearned income ............      $  31,101     $  30,660             $    32,167     $    29,963
  Investment securities  .....................          8,251         8,734                   8,117           8,733
  Interest-bearing bank balances  ............            276           478                      37             465
  Federal funds sold and securities purchased
   under resale agreements ....................           138           240                     277             237
  Trading account assets .....................            995           893                     970             872
                                                    ---------     ---------             -----------     -----------
    Total interest-earning assets ............         40,761        41,005                  41,568          40,270
  Cash and due from banks   ..................          2,576         2,434                   2,556           2,522
  Premises and equipment .....................            632           642                     635             640
  Other assets  ..............................          2,095         2,059                   2,026           1,931
  Unrealized gains on securities
   available-for-sale ........................             74            40                      54             100
  Allowance for loan losses ..................           (401)         (402)                   (405)           (404)
                                                    ---------     ---------             -----------     -----------
    Total assets   ...........................      $  45,737     $  45,778             $    46,434     $    45,059
                                                    =========     =========             ===========     ===========
 Liabilities and shareholders' equity:
  Interest-bearing demand   ..................      $   3,354     $   3,253             $     3,300     $     3,279
  Savings and money market savings   .........          8,072         7,733                   8,615           7,508
  Savings certificates   .....................          6,510         6,598                   6,436           6,497
  Large denomination certificates ............          1,989         2,256                   2,516           2,384
  Time deposits in foreign offices   .........          1,286         1,033                   1,561             958
  Short-term borrowed funds ..................          7,668         8,099                   7,795           8,123
  Long-term debt   ...........................          6,206         6,454                   5,606           6,025
                                                    ---------     ---------             -----------     -----------
    Total interest-bearing liabilities........        35,085        35,426                  35,829          34,774
 Demand deposits in domestic offices .........         5,599         5,402                   5,605           5,396
 Demand deposits in foreign offices  .........            --             1                      --               2
 Noninterest-bearing time deposits in
  domestic offices ...........................              5             5                       4               4
 Other liabilities ...........................          1,377         1,313                   1,379           1,229
 Shareholders' equity ........................          3,671         3,631                   3,617           3,654
                                                    ---------     ---------             -----------     -----------
    Total liabilities and
     shareholders' equity   ..................      $  45,737     $  45,778             $    46,434     $    45,059
                                                    =========     =========             ===========     ===========
 Total deposits ..............................      $  26,815     $  26,281             $    28,037     $    26,028

Loans outstanding as of September 30, 1997 and the preceding four quarters are shown below.



                            Sept. 30        June 30       March 31        Dec. 31       Sept. 30
                              1997           1997           1997            1996          1996
$ THOUSANDS                -------------  -------------  -------------  -------------  ------------
Commercial   ............   $11,394,503    $11,097,920    $10,903,268    $ 9,661,757    $10,517,396
Tax-exempt   ............     1,621,543      1,772,799      1,752,655      1,936,785      1,998,718
                            ------------   ------------   ------------   ------------   ------------
   Total commercial......    13,016,046     12,870,719     12,655,923     11,598,542     12,516,114
Direct retail   .........       754,420        757,401        752,091        782,478        772,947
Indirect retail .........     2,335,869      2,345,428      2,438,554      2,491,029      2,562,665
Credit card  ............     4,915,854      4,818,185      4,802,836      4,819,197      4,377,293
Other revolving credit          359,901        355,129        355,699        359,594        355,254
                            ------------   ------------   ------------   ------------   ------------
   Total retail .........     8,366,044      8,276,143      8,349,180      8,452,298      8,068,159
Construction ............     1,248,823      1,234,002      1,075,005        979,649        874,928
Commercial mortgages  ...     4,679,722      4,614,698      4,474,620      4,349,438      4,296,306
Residential mortgages ...     4,908,138      4,759,201      4,657,805      4,644,858      4,546,274
                            ------------   ------------   ------------   ------------   ------------
   Total real estate  ...    10,836,683     10,607,901     10,207,430      9,973,945      9,717,508
Lease financing*   ......     1,038,621      1,002,957        840,833        822,703        745,673
Foreign   ...............       496,164        497,905        516,890        435,704        501,349
                            ------------   ------------   ------------   ------------   ------------
Total loans  ............   $33,753,558    $33,255,625    $32,570,256    $31,283,192    $31,548,803
                            ============   ============   ============   ============   ============

            *Primarily consists of corporate leases and other structured tax-advantaged corporate transactions.


                Investment securities, the second largest category of
            interest-earning assets, declined $897 million or 10.3 percent for the quarter and $616 million or 7.1 percent year to date. Decreases reflected balance sheet management planning and the impact of continued good loan growth. Available-for-sale securities were down $708 million or 9.7 percent for the three months and $407 million or 5.6 percent for the first nine months, while held-to-maturity securities were lower by $189 million or 13.2 percent and $209 million or 13.9 percent, respectively. Investment securities declined $356 million or 4.3 percent from the second quarter, primarily due to runoff in the available-for-sale portfolio. At September 30, 1997, securities available-for-sale totaled $5.809 billion and securities held-to-maturity were $1.218 billion as presented in the following table.


           $ in THOUSANDS
           Securities available-for-sale at market value:
            U.S. Government and agency   ..................  $4,357,709
            Mortgage-backed securities   ..................   1,357,446
            Other   .......................................      93,559
                                                             -----------
             Total securities available-for-sale  .........   5,808,714
           Securities held-to-maturity:
            Mortgage-backed securities   ..................   1,006,599
            State and municipal ...........................     208,349
            Other   .......................................       2,850
                                                             -----------
             Total securities held-to-maturity ............   1,217,798
                                                             -----------
             Total investment securities ..................  $7,026,512
                                                             ===========

                The market value of the held-to-maturity securities portfolio at September 30, 1997 was $1.286 billion, representing a $68 million appreciation over book value. Securities available-for-sale marked to fair market value had an unrealized gain of $89.228 million, pretax, and $55.694 million, net of tax, at third-quarter close. Average securities available-for-sale had an unrealized gain of $75.084 million, pretax, and $46.855 million, net of tax, for the third quarter and $54.462 million, pretax, and $33.849 million, net of tax, for the first nine months of the year.
                Interest expense rose $19.932 million or 4.7 percent for the third quarter and $51.446 million or 4.1 percent year to date, reflecting increased levels of interest-bearing liabilities to support loan growth and a higher average rate paid. Interest-bearing liabilities expanded $630 million or 1.8 percent for the three months and $1.055 billion or 3 percent for the first nine months with the average rate paid rising 12 basis points and 5 basis points, respectively. Moderating the growth in interest expense was a more favorable funding mix in both periods, as time deposits increased while short-term borrowings and long-term debt declined. Compared with the second quarter, interest expense was up $8.296 million or 1.9 percent, primarily due to the impact of an additional accrual day in the period and a higher average rate paid.

                The corporation is issuing a variety of debt instruments to further broaden its funding base while continuing innovative marketing for traditional funding sources. Broadened wholesale funding sources include a global bank note program, the issuance of senior debt and trust capital securities. Expansion of traditional funding sources includes the marketing of the corporation's Premiere account, which is a high-yield money market deposit product, Business Premiere, PC Banking, and significant enhancements to the corporation's basic checking products. Management believes that continued flexibility and innovation will be required by financial institutions to attract future funding through deposit products and alternative sources.
                Time deposits increased $1.731 billion or 8.3 percent for the third period and $1.802 billion or 8.7 percent year to date. The mix of time deposits to total interest-bearing liabilities rose to
            62.7 percent for the quarter from 58.9 percent a year earlier and to 62.6 percent for the first nine months compared with 59.3 percent in the same period of 1996. Substantially all the growth for the quarter and first nine months occurred in savings and money market savings, foreign time deposits and large denomination certificates. Gains in savings and money market savings, which rose $1.081 billion or 14 percent for the three months and $1.107 billion or 14.7 percent year to date, reflected continued good growth in the corporation's Premiere account, a federally insured savings account offering interest rates competitive with money market rates. Compared with the preceding three months, time deposits were down slightly in the third quarter, reflecting runoffs primarily in large denomination certificates.
                Short-term borrowings were lower by $108 million or 1.3 percent for the three months and $328 million or 4 percent for the first nine months. Federal funds purchased and securities sold under repurchase agreements declined $813 million or 12.6 percent for the quarter and $639 million or 10.2 percent year to date, offsetting increases in both commercial paper and other short-term borrowings. Commercial paper rose $215 million or 35.5 percent for the three months and $174 million or 30.4 percent for the first nine months, while other short-term borrowings, primarily consisting of short-term bank notes, expanded $490 million or 46.7 percent and $137 million or 10.9 percent, respectively. Short-term borrowings were modestly higher from the second quarter, with increases occurring both in federal funds purchased and securities sold under repurchase agreements and in commercial paper borrowings.

--------------------------------------------------------------------------------
TAXABLE EQUIVALENT RATE/VOLUME VARIANCE ANALYSIS -- THIRD QUARTER*      TABLE 5




   Average Volume             Average Rate
--------------------         ---------------
  1997      1996              1997    1996
---------- ---------         ------- -------
     (Millions)                                   INTEREST INCOME
                                                 Loans:
 $ 10,595   $ 9,974            7.28    7.05      Commercial   ........................
    1,655     1,991            8.80    8.82      Tax-exempt   ........................
 ---------  --------
   12,250    11,965            7.48    7.35      Total commercial   ..................
      755       766            9.57    9.41      Direct retail   .....................
    2,334     2,563            8.33    8.45      Indirect retail .....................
    4,860     4,270           13.05   12.30      Credit card  ........................
      354       354           12.24   12.15      Other revolving credit   ............
 ---------  --------
    8,303     7,953           11.37   10.77      Total retail ........................
    1,245       831            8.92    8.99      Construction ........................
    4,652     4,219            8.29    8.22      Commercial mortgages  ...............
    4,803     4,526            8.20    8.39      Residential mortgages ...............
 ---------  --------
   10,700     9,576            8.33    8.37      Total real estate  ..................
    1,011       678           10.06    8.74      Lease financing .....................
      494       488            6.88    7.04      Foreign   ...........................
 ---------  --------
   32,758    30,660            8.81    8.58      Total loans  ........................
                                                 Investment securities:
                                                 Held-to-maturity:
       --        --              --      --      U.S. Government and agency...........
    1,033     1,178            8.01    8.02      Mortgage-backed securities  .........
      210       255           10.14   11.10      State and municipal   ...............
        3         2            8.87    7.89      Other  ..............................
 ---------  --------
    1,246     1,435            8.37    8.56      Total securities held-to-maturity....
                                                 Available-for-sale:**
    5,005     5,344            6.54    6.73      U.S. Government and agency...........
    1,379     1,584            7.12    7.05      Mortgage-backed securities  .........
      207       371            6.21    6.55      Other  ..............................
 ---------  --------
    6,591     7,299            6.65    6.79      Total securities available-for-sale...
 ---------  --------
    7,837     8,734            6.93    7.08      Total investment securities..........
       45       478            5.42    7.77      Interest-bearing bank balances ......
                                                 Federal funds sold and securities
      377       240            5.61    5.44        purchased under resale agreements..
      906       893            5.24    5.70      Trading account assets   ............
 ---------  --------
 $ 41,923   $41,005            8.35    8.17      Total interest-earning assets........
 =========  ========
                                                 INTEREST EXPENSE
 $  3,282   $ 3,253            1.50    1.41      Interest-bearing demand  ............
    8,814     7,733            3.93    3.53      Savings and money market savings.....
    6,451     6,598            5.70    5.68      Savings certificates  ...............
    2,343     2,256            5.73    5.96      Large denomination certificates   ...
 ---------  --------
                                                 Total time deposits in domestic
   20,890    19,840            4.30    4.17       offices ............................
    1,714     1,033            5.52    5.27      Time deposits in foreign offices  ...
 ---------  --------
   22,604    20,873            4.39    4.23      Total time deposits   ...............
                                                 Federal funds purchased and securities
    5,630     6,443            5.41    5.43        sold under repurchase agreements...
      821       606            5.12    4.87      Commercial paper   ..................
    1,540     1,050            5.64    5.46      Other short-term borrowed funds......
 ---------  --------
    7,991     8,099            5.43    5.39      Total short-term borrowed funds  ....
    2,895     4,827            6.18    5.73      Bank notes   ........................
    2,566     1,627            6.51    6.30      Other long-term debt  ...............
 ---------  --------
    5,461     6,454            6.33    5.87      Total long-term debt  ...............
 ---------  --------
                                                 Total interest-bearing
 $ 36,056   $35,426            4.91    4.79       liabilities  .......................
 =========  ========          ------  ------
                               3.44    3.38      Interest rate spread
                              ======  ======
                                                 Net yield on interest-earning assets
                               4.12    4.03      and net interest income  ............
                              ======  ======



                                                        Variance
     Interest                                       Attributable to
---------------------                          -------------------------
 1997           1996           Variance            Rate         Volume
--------    ------------      -----------      --------------  ---------
                              (Thousands)

 $194,302   $176,809          $  17,493            $  5,937    $   11,556
   36,709     44,127             (7,418)                (96)       (7,322)
 ---------  ---------         ----------
  231,011    220,936             10,075               4,248         5,827
   18,212     18,115                 97                 329          (232)
   48,982     54,414             (5,432)               (734)       (4,698)
  159,801    132,021             27,780               8,403        19,377
   10,924     10,827                 97                 102            (5)
 ---------  ---------         ----------
  237,919    215,377             22,542              12,490        10,052
   27,978     18,783              9,195                (144)        9,339
   97,244     87,206             10,038                 755         9,283
   99,317     95,381              3,936              (2,070)        6,006
 ---------  ---------         ----------
  224,539    201,370             23,169                (928)       24,097
   25,642     14,900             10,742               2,495         8,247
    8,575      8,637                (62)               (184)          122
 ---------  ---------         ----------
  727,686    661,220             66,466              18,449        48,017
       --         --                 --                  --            --
   20,845     23,728             (2,883)                (28)       (2,855)
    5,369      7,113             (1,744)               (567)       (1,177)
       64         40                 24                   5            19
 ---------  ---------         ----------
   26,278     30,881             (4,603)               (653)       (3,950)
   82,520     90,408             (7,888)             (2,397)       (5,491)
   24,756     28,088             (3,332)                276        (3,608)
    3,242      6,108             (2,866)               (296)       (2,570)
 ---------  ---------         ----------
  110,518    124,604            (14,086)             (2,429)      (11,657)
 ---------  ---------         ----------
  136,796    155,485            (18,689)             (3,145)      (15,544)
      620      9,329             (8,709)             (2,151)       (6,558)
    5,337      3,275              2,062                 105         1,957
   11,953     12,800               (847)             (1,020)          173
 ---------  ---------         ----------
  882,392    842,109             40,283              19,778        20,505

   12,435     11,537                898                 785           113
   87,407     68,561             18,846               8,351        10,495
   92,660     94,149             (1,489)                363        (1,852)
   33,834     33,770                 64              (1,261)        1,325
 ---------  ---------         ----------
  226,336    208,017             18,319               6,704        11,615
   23,824     13,676             10,148                 670         9,478
 ---------  ---------         ----------
  250,160    221,693             28,467               8,805        19,662
   76,822     87,891            (11,069)               (308)      (10,761)
   10,592      7,414              3,178                 393         2,785
   21,884     14,420              7,464                 484         6,980
 ---------  ---------         ----------
  109,298    109,725               (427)                883        (1,310)
   45,109     69,537            (24,428)              5,038       (29,466)
   42,088     25,768             16,320                 876        15,444
 ---------  ---------         ----------
   87,197     95,305             (8,108)              7,064       (15,172)
 ---------  ---------         ----------
  446,655    426,723             19,932              11,557         8,375
 ---------  ---------         ----------
 $435,737   $415,386          $  20,351              10,061        10,290
 ========  =========          =========

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense

** Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $75 million in 1997 and $40 million in 1996

                                                                              11

--------------------------------------------------------------------------------
Taxable Equivalent Rate/Volume Variance Analysis -- Nine Months*        Table 6




   Average Volume             Average Rate
--------------------         ---------------
  1997      1996              1997    1996
---------- ---------         ------- -------
     (Millions)                                   INTEREST INCOME
                                                 Loans:
 $ 10,319   $ 9,840            7.22    7.05      Commercial   ........................
    1,709     2,073            8.88    8.91      Tax-exempt   ........................
 ---------  --------
   12,028    11,913            7.46    7.37      Total commercial   ..................
      759       753            9.48    9.40      Direct retail   .....................
    2,394     2,578            8.45    8.29      Indirect retail .....................
    4,811     4,092           12.89   11.88      Credit card  ........................
      356       354           12.19   12.22      Other revolving credit   ............
 ---------  --------
    8,320     7,777           11.27   10.46      Total retail ........................
    1,144       759            9.07    9.20      Construction ........................
    4,554     4,086            8.28    8.28      Commercial mortgages  ...............
    4,724     4,365            8.11    8.44      Residential mortgages ...............
 ---------  --------
   10,422     9,210            8.29    8.43      Total real estate  ..................
      911       608            9.43    9.11      Lease financing .....................
      486       455            6.86    7.04      Foreign   ...........................
 ---------  --------
   32,167    29,963            8.76    8.53      Total loans  ........................
                                                 Investment securities:
                                                 Held-to-maturity:
       --        --              --      --      U.S. Government and agency  .........
    1,071     1,221            8.03    8.07      Mortgage-backed securities  .........
      222       282           10.77   11.19      State and municipal   ...............
        3         2           10.77    8.37      Other  ..............................
 ---------  --------

    1,296     1,505            8.50    8.65      Total securities held-to-maturity....
                                                 Available-for-sale:**
    5,056     5,438            6.63    6.80      U.S. Government and agency  .........
    1,432     1,570            7.14    7.05      Mortgage-backed securities  .........
      333       220            6.48    6.29      Other  ..............................
 ---------  --------
                                                 Total securities
    6,821     7,228            6.73    6.84      available-for-sale ..................
 ---------  --------
    8,117     8,733            7.01    7.15      Total investment securities .........
       37       465            5.15    7.92      Interest-bearing bank balances ......
                                                 Federal funds sold and
                                                 securities purchased under
      277       237            5.58    5.45      resale agreements  ..................
      970       872            5.30    5.63      Trading account assets   ............
 ---------  --------
 $ 41,568   $40,270            8.31    8.14      Total interest-earning assets........
 =========  ========
                                                 INTEREST EXPENSE
 $  3,300   $ 3,279            1.46    1.43      Interest-bearing demand  ............
    8,615     7,508            3.90    3.53      Savings and money market savings.....
    6,436     6,497            5.66    5.70      Savings certificates  ...............
    2,516     2,384            5.60    5.96      Large denomination certificates   ...
 ---------  --------
                                                 Total time deposits in
   20,867    19,668            4.26    4.19      domestic offices   ..................
    1,561       958            5.44    5.27      Time deposits in foreign offices  ...
 ---------  --------
   22,428    20,626            4.34    4.24      Total time deposits   ...............
                                                 Federal funds purchased and
                                                 securities sold under
    5,651     6,290            5.29    5.46      repurchase agreements ...............
      746       572            5.05    4.89      Commercial paper   ..................
    1,398     1,261            5.58    5.52      Other short-term borrowed funds  ....
 ---------  --------

    7,795     8,123            5.32    5.43      Total short-term borrowed funds  ....
    3,121     4,594            6.13    5.73      Bank notes   ........................
    2,485     1,431            6.51    6.48      Other long-term debt  ...............
 ---------  --------
    5,606     6,025            6.30    5.91      Total long-term debt  ...............
 ---------  --------
                                                 Total interest-bearing
 $ 35,829   $34,774            4.86    4.81      liabilities  ........................
 =========  ========          ------  ------
                               3.45    3.33      Interest rate spread
                              ======  ======
                                                 Net yield on interest-earning assets
                               4.12    3.99      and net interest income  ............
                              ======  ======



                                                                 Variance
          Interest                                            Attributable to
  ------------------------------                       -------------------------
        1997         1996            Variance             Rate        Volume
  -------------  -----------       ------------         ------------ ------------
                                    (Thousands)
  $  557,545   $  519,182          $  38,363            $  12,665    $  25,698
     113,502      138,237            (24,735)                (603)     (24,132)
  -----------  -----------         ----------
     671,047      657,419             13,628                7,197        6,431
      53,777       52,969                808                  418          390
     151,237      159,929             (8,692)               2,847      (11,539)
     463,971      363,779            100,192               32,619       67,573
      32,476       32,372                104                  (95)         199
  -----------  -----------         ----------
     701,461      609,049             92,412               48,305       44,107
      77,633       52,286             25,347                 (795)      26,142
     281,932      253,379             28,553                 (428)      28,981
     286,467      275,709             10,758              (11,254)      22,012
  -----------  -----------         ----------
     646,032      581,374             64,658              (10,602)      75,260
      64,305       41,488             22,817                1,496       21,321
      24,927       24,001                926                 (670)       1,596
  -----------  -----------         ----------
   2,107,772    1,913,331            194,441               50,963      143,478
          --           --                 --                   --           --
      64,317       73,725             (9,408)                (440)      (8,968)
      17,903       23,630             (5,727)                (881)      (4,846)
         191          139                 52                   42           10
  -----------  -----------         ----------
      82,411       97,494            (15,083)              (1,764)     (13,319)
     250,651      276,794            (26,143)              (7,067)     (19,076)
      76,445       82,854             (6,409)                 947       (7,356)
      16,143       10,369              5,774                  297        5,477
  -----------  -----------         ----------
     343,239      370,017            (26,778)              (6,227)     (20,551)
  -----------  -----------         ----------
     425,650      467,511            (41,861)              (9,420)     (32,441)
       1,425       27,605            (26,180)              (7,218)     (18,962)
      11,541        9,680              1,861                  229        1,632
      38,430       36,739              1,691               (2,281)       3,972
  -----------  -----------         ----------
   2,584,818    2,454,866            129,952               49,881       80,071

      36,100       35,122                978                  751          227
     251,239      198,473             52,766               21,743       31,023
     272,353      277,301             (4,948)              (2,410)      (2,538)
     105,293      106,267               (974)              (6,695)       5,721
  -----------  -----------         ----------
     664,985      617,163             47,822                9,701       38,121
      63,542       37,810             25,732                1,221       24,511
  -----------  -----------         ----------
     728,527      654,973             73,554               15,260       58,294
     223,804      257,055            (33,251)              (7,765)     (25,486)
      28,154       20,941              7,213                  677        6,536
      58,298       52,149              6,149                  465        5,684
  -----------  -----------         ----------
     310,256      330,145            (19,889)              (6,708)     (13,181)
     143,209      196,953            (53,744)              13,045      (66,789)
     120,977       69,452             51,525                  215       51,310
  -----------  -----------         ----------
     264,186      266,405             (2,219)              16,944      (19,163)

   1,302,969    1,251,523             51,446               13,183       38,263
  -----------  -----------         ----------
  $1,281,849   $1,203,343          $  78,506               39,114       39,392
  ===========  ===========         ==========

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense

**Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $54 million in 1997 and $100 million in 1996


                Long-term debt declined $993 million or 15.4 percent for the third quarter and $419 million or 7 percent year to date but was up modestly from the second quarter. Decreases from year-earlier periods occurred in medium-term bank notes, down $1.932 billion or 40 percent for the three months and $1.473 billion or 32.1 percent for the first nine months. Partially offsetting these declines were higher levels of other long-term debt. At September 30, 1997, other long-term debt included $250 million of 30-year subordinated debt with a 10-year put option issued in the fourth quarter of 1995;
            $200 million of 10-year senior debt fixed-rate notes issued in November 1996; and a total of $900 million of trust capital securities issued in December 1996, January 1997 and June 1997. The January issuance of trust capital securities was made by Wachovia Capital Trust II (WCT II), a wholly owned subsidiary, for $300 million of floating rate capital securities due in 2027. WCT II invested the proceeds of the capital securities, together with $9.280 million paid by the corporation for WCT II's common securities, in $305.692 million, net of discount of $3.588 million, of the corporation's floating rate junior subordinated deferrable interest debentures. WCT II's sole asset is the junior subordinated deferrable interest debentures which mature in 2027. The corporation has fully and unconditionally guaranteed all of WCT
            II's obligations under the capital securities. The June issuance was for $300 million of fixed rate capital securities made by Wachovia Capital Trust V, a consolidated subsidiary, and is due in 2027. All of the capital securities are rated Aa3 by Moody's and A+ by Standard & Poor's and qualify for inclusion in Tier I capital under risk-based capital guidelines.
                Wachovia Bank has an ongoing $16 billion global bank note
            program consisting of short-term issues of 7 days to one year and medium-term issues of greater than one year. At September 30, 1997, short-term bank notes were $670 million and had an average cost of
            5.58 percent and an average maturity of 1.2 months compared with $266 million in outstandings with an average cost of 5.38 percent and an average maturity of 8.9 months one year earlier. Medium-term bank notes were $2.939 billion with an average cost of 6.06 percent and an average maturity of 3.1 years versus $4.529 billion, 5.68 percent and 1.4 years, respectively, at the end of the third quarter of 1996. Included in medium-term bank notes at September
            30, 1997 was $500 million of five-year floating rate notes issued in May 1996; $100 million of two-year fixed-rate notes issued in August 1996; $250 million of 12-year fixed-rate notes issued in October 1996; and $350 million of five-year floating rate notes issued in May 1997. All of the medium-term bank notes were issued in Europe and are rated Aa2 by Moody's and AA+ by Standard &
            Poor's.
                Gross deposits averaged $28.281 billion for the third period and
            $28.037 billion for the first nine months, an increase of $2 billion or 7.6 percent and $2.009 billion or 7.7 percent, respectively, from year-earlier periods. Collected deposits, net of float, averaged $26.419 billion for the quarter and $26.165 billion year to date, up $1.956 billion or 8 percent and $1.959 billion or 8.1 percent, respectively, from the same periods in 1996.


ASSET AND LIABILITY MANAGEMENT, INTEREST RATE SENSITIVITY AND LIQUIDITY
MANAGEMENT
                The corporation uses a number of tools to measure interest rate risk, including simulating net interest income under various rate scenarios, monitoring the change in present value of the asset and liability portfolios under the same rate scenarios and monitoring the difference or gap between rate sensitive assets and liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates.
                The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. From time to time, the model horizon is expanded to a 24-month period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of September 30, 1997,the model indicated the impact of a 200 basis point gradual rise in rates over 12 months would approximate a .2 percent decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a .1 percent increase from an unchanged rate environment.
                In addition to on-balance sheet instruments such as investment securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.
                Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At September 30, 1997, the corporation had $2.912 billion notional amount of derivatives outstanding for asset and liability management purposes. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure where appropriate. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.
                The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $46 million at September 30, 1997. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $13 million on the same date. Fair value details and additional asset and liability derivative information are included in the following tables.


            Estimated Fair Value of Asset and Liability Management Derivatives by Purpose



                                                                         September 30, 1997
                                                        -----------------------------------------------------
                                                        Notional   Fair Value    Fair Value  Net Fair Value
                                                        Value      Gains        (Losses)     Gains (Losses)
                                                       ---------- ------------ ------------ ----------------
           $ in millions
           Convert floating rate liabilities to fixed:
            Swaps-pay fixed/receive floating  .........   $  359       $--          $(3)         $(3)
           Convert fixed rate assets to floating:
            Swaps-pay fixed/receive floating  .........      351        --           (6)          (6)
            Forward starting swaps-pay
             fixed/receive floating  ..................       18        --           (1)          (1)
           Convert fixed rate liabilities to floating:
            Swaps-receive fixed/pay floating  .........    1,350        38           (3)          35
           Convert term liabilities with quarterly
            rate resets to monthly:
            Swaps-receive floating/pay floating  ......      300        --           --           --
           Convert floating rate assets to fixed:
            Swaps-receive fixed/pay floating  .........      409         6           --            6
            Index amortizing swaps-receive
             fixed/pay floating   .....................      125         2           --            2
                                                          -------      ----       ------         -----
              Total derivatives   .....................   $2,912       $46         ($13)         $ 33
                                                          =======      ====       =======        =====




                                                            September 30, 1996
                                                        --------------------------
                                                        Notional    Net Fair Value
                                                        Value      Gains (Losses)
           $ in millions                                ---------- ---------------
           Convert floating rate liabilities to fixed:
            Swaps-pay fixed/receive floating  .........   $   82        ($2)
           Convert fixed rate assets to floating:
            Swaps-pay fixed/receive floating  .........      370         (4)
            Forward starting swaps-pay
             fixed/receive floating  ..................       39         (2)
           Convert fixed rate liabilities to floating:
            Swaps-receive fixed/pay floating  .........      400         (7)
           Convert term liabilities with quarterly
            rate resets to monthly:
            Swaps-receive floating/pay floating  ......      300         --
           Convert floating rate assets to fixed:
            Swaps-receive fixed/pay floating  .........      311          2
            Index amortizing swaps-receive
             fixed/pay floating   .....................      250          5
                                                          -------        ----
              Total derivatives   .....................   $1,752        ($8)
                                                          =======       =====


            Maturity Schedule of Asset and Liability Management Derivatives

            September 30, 1997



                                                    Within
                                                     One        Two       Three
                                                     Year      Years      Years
                                                    ---------- ---------- ----------
           $ in millions
           Interest rate swaps:
            Pay fixed/receive floating:
             Notional amount  ..................... $   291    $   314    $    34
             Weighted average rates received ......    4.58%      5.77%      5.83%
             Weighted average rates paid  .........    7.24       6.07       6.59
            Receive fixed/pay floating:
             Notional amount  ..................... $   376    $   201    $    51
             Weighted average rates received ......    7.04%      6.83%      6.77%
             Weighted average rates paid  .........    5.76       5.79       5.75
            Receive floating/pay floating:
             Notional amount  .....................      --         --         --
             Weighted average rates received ......      --         --         --
             Weighted average rates paid  .........      --         --         --
           Index amortizing swaps:*
            Receive fixed/pay floating:
             Notional amount  ..................... $   125         --         --
             Weighted average rates received ......    8.56%        --         --
             Weighted average rates paid  .........    5.72         --         --
           Total interest rate swaps:
            Notional amount   ..................... $   792    $   515    $    85
            Weighted average rates received  ......    6.38%      6.19%      6.39%
            Weighted average rates paid   .........    6.29       5.97       6.09
           Forward starting interest rate swaps:
            Notional amount   .....................      --         --         --
            Weighted average rates paid   .........      --         --         --
              Total derivatives (notional amount)   $   792    $   515    $    85



                                                                           Over                 Average
                                                     Four       Five       Five                  Life
                                                    Years      Years       Years      Total     (Years)
                                                    ---------- ---------- ---------- ---------- --------
           $ in millions
           Interest rate swaps:
            Pay fixed/receive floating:
             Notional amount  ..................... $     6    $     1     $   64     $  710       1.76
             Weighted average rates received ......    6.29%      5.75%      5.72%      5.29%
             Weighted average rates paid  .........    9.29       6.19       7.88       6.77
            Receive fixed/pay floating:
             Notional amount  ..................... $   104    $   100     $  927     $1,759      11.98
             Weighted average rates received ......    6.52%      7.07%      7.37%      7.15%
             Weighted average rates paid  .........    5.76       6.00       5.82       5.81
            Receive floating/pay floating:
             Notional amount  ..................... $   300         --         --     $  300       3.68
             Weighted average rates received ......    5.69%        --         --       5.69%
             Weighted average rates paid  .........    5.66         --         --       5.66
           Index amortizing swaps:*
            Receive fixed/pay floating:
             Notional amount  .....................      --         --         --     $  125        .42
             Weighted average rates received ......      --         --         --       8.56%
             Weighted average rates paid  .........      --         --         --       5.72
           Total interest rate swaps:
            Notional amount   ..................... $   410    $   101     $  991     $2,894       8.11
            Weighted average rates received  ......    5.91%      7.06%      7.27%      6.61%
            Weighted average rates paid   .........    5.74       6.00       5.95       6.02
           Forward starting interest rate swaps:
            Notional amount   .....................      --         --     $   18     $   18       8.36
            Weighted average rates paid   .........      --         --       8.04%      8.04%
              Total derivatives (notional amount)   $   410    $   101     $1,009     $2,912       8.11

            *Maturity is based upon expected average lives rather than contractual lives.


                Asset and liability transactions are accounted for following hedge accounting rules. Accordingly, gains and losses related to the fair value of derivative contracts used for asset and liability management purposes are not recognized immediately in earnings. If the hedged or altered balance sheet amounts were marked to market, the resulting unrealized balance sheet gains or losses could be expected to approximately offset unrealized derivatives gains and losses.
                To ensure the corporation is positioned to meet immediate and future cash demands, management relies on liquidity analysis, knowledge of business trends over past economic cycles and forecasts of future conditions. Liquidity is maintained through a strong balance sheet and operating performance that assures market acceptance as well as through policy guidelines which limit the level, maturity and concentration of noncore funding sources.
                Through its balance sheet, the corporation generates liquidity on the asset side by maintaining significant amounts of available-for-sale investment securities which may be sold at any time, and by loans which may be securitized or sold. Additionally, the corporation generates cash through deposit growth, the issuance of bank notes, the availability of unused lines of credit and through other forms of debt and equity instruments.
                Through policy guidelines, the corporation limits net purchased funds to 50 percent of long-term assets, which include net loans and leases, investment securities with remaining maturities over one year and net foreclosed real estate. Policy guidelines insure against concentrations by maturity of noncore funding sources by limiting the cumulative percentage of purchased funds that mature overnight, within 30 days and within 90 days. Guidelines also require the monitoring of significant concentrations of funds by single sources and by type of borrowing category.


NONPERFORMING ASSETS
                Nonperforming assets at September 30, 1997 were $67.853 million or .20 percent of period-end loans and foreclosed property. The total was down $10.297 million or 13.2 percent from one year earlier, reflecting lower levels of both nonperforming loans and foreclosed property. Nonperforming assets decreased $978 thousand or
            1.4 percent from June 30, 1997, due to reductions in foreclosed property.
                The largest category of nonperforming assets is real estate related. Real estate nonperforming assets at September 30, 1997 were $52.617 million or .49 percent of real estate loans and foreclosed real estate versus $61.689 million or .63 percent one year earlier and $53.007 million or .50 percent at June 30, 1997. Included in these totals were real estate nonperforming loans of $44.003 million at September 30, 1997, $51.002 million one year earlier and $43.009 million at the end of the second quarter.

                Commercial real estate nonperforming assets were $28.199 million or .48 percent of related loans and foreclosed real estate compared with $34.932 million or .68 percent at September 30, 1996 and $26.627 million or .46 percent at June 30, 1997. Commercial real estate nonperforming loans were $24.943 million at September 30, 1997, $29.171 million one year earlier and $23.632 million at second-quarter close.

--------------------------------------------------------------------------------
NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS               TABLE 7
(thousands)




                                                                            Sept. 30        June 30
                                                                             1997            1997
                                                                          ---------------- ----------
 NONPERFORMING ASSETS
 Cash-basis assets -- domestic borrowers ...........................      $   55,563*     $54,837
 Restructured loans -- domestic ....................................              --**       --
                                                                          -----------     --------
   Total nonperforming loans .......................................          55,563       54,837
 Foreclosed property:
  Foreclosed real estate  ..........................................          10,471       12,037
  Less valuation allowance   .......................................           1,857        2,039
  Other foreclosed assets ..........................................           3,676        3,996
                                                                          -----------     --------
   Total foreclosed property .......................................          12,290       13,994
                                                                          -----------     --------
   Total nonperforming assets   ....................................      $   67,853***   $68,831
                                                                          ===========     ========
 Nonperforming loans to period-end loans ...........................             .16%         .16%
 Nonperforming assets to period-end loans and foreclosed property...             .20          .21
 Period-end allowance for loan losses times nonperforming loans  ...            7.37x        7.46x
 Period-end allowance for loan losses times nonperforming assets ...            6.03         5.95
 CONTRACTUALLY PAST DUE LOANS
 (accruing loans past due 90 days or more)
 Domestic borrowers ................................................      $   56,436      $60,649
                                                                          ===========     ========



                                                                       March 31           Dec. 31   Sept. 30
                                                                        1997               1996       1996
                                                                     -----------         ---------- ----------
 Nonperforming Assets
 Cash-basis assets -- domestic borrowers ...........................  $ 57,934           $60,066    $61,283
 Restructured loans -- domestic ....................................        --                --         --
                                                                      --------           --------   --------
   Total nonperforming loans .......................................    57,934            60,066     61,283
 Foreclosed property:
  Foreclosed real estate  ..........................................    12,189            11,326     12,852
  Less valuation allowance   .......................................     1,975             2,115      2,165
  Other foreclosed assets ..........................................     5,283             8,213      6,180
                                                                      --------           --------   --------
   Total foreclosed property .......................................    15,497            17,424     16,867
                                                                      --------           --------   --------
   Total nonperforming assets   ....................................  $ 73,431           $77,490    $78,150
                                                                      ========           ========   ========
 Nonperforming loans to period-end loans ...........................       .18%              .19%       .19%
 Nonperforming assets to period-end loans and foreclosed property          .23               .25        .25
 Period-end allowance for loan losses times nonperforming loans  ...      7.07x             6.81x      6.68x
 Period-end allowance for loan losses times nonperforming assets ...      5.57              5.28       5.24
 Contractually Past Due Loans
 (accruing loans past due 90 days or more)
 Domestic borrowers ................................................  $ 54,717           $58,842    $53,304
                                                                      ========           ========   ========

  *Includes $10,749 of loans which have been defined as impaired per FASB
   Statement No. 114, Accounting for Impairment of a Loan
 **Excludes $199 of loans which have been renegotiated at market rates and have been reclassified to performing status
***Net of cumulative corporate and commercial real estate charge-offs and foreclosed real estate write-downs totaling $12,632; includes $6,546 of nonperforming assets on which interest and principal are paid current




PROVISION AND ALLOWANCE FOR LOAN LOSSES
                The provision for loan losses was $50.344 million for the third quarter and $148.057 million for the first nine months of 1997, modestly exceeding net loan losses and up $9.614 million or 23.6 percent and $45.589 million or 44.5 percent, respectively, from year-earlier periods. Compared with the second quarter, the provision was higher by $629 thousand or 1.3 percent. The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to a deterioration in credit conditions or change in risk profile. Factors considered in this assessment include growth and mix of the loan portfolio, current and anticipated economic conditions, historical credit loss experience and changes in borrowers' financial positions. The adequacy of the allowance also is assessed by management based on the corporation's practice to aggressively recognize problem credits.
                Net loan losses for the quarter were $50.323 million or .61 percent annualized of average loans, a rise of $9.659 million or
            23.8 percent from $40.664 million or .53 percent of average loans a year earlier. For the first nine months, net loan losses totaled $147.998 million or .61 percent annualized of average loans, an increase of $45.793 million or 44.8 percent from $102.205 million or .45 percent of loans in the same period of 1996. Net loan losses were higher by $631 thousand or 1.3 percent from the second quarter. The rise in net charge-offs both from year-earlier periods and from the preceding three months principally reflected increased losses in consumer loans, primarily credit cards, with lower recoveries also a factor both year to date and linked quarter. Excluding credit cards, net loan losses were $5.483 million or .08 percent of average loans for the three months and $19.689 million or .10 percent for the first nine months versus $6.460 million or .10 percent and $8.379 million or .04 percent in the same respective periods of 1996 and $6.305 million or .09 percent in the second quarter of 1997.

--------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES                                               TABLE 8
(THOUSANDS)




                                                                     1997
                                                   -----------------------------------------
                                                    Third         Second        First
                                                    Quarter       Quarter       Quarter
                                                   ------------- ------------- -------------
 SUMMARY OF TRANSACTIONS
 Balance at beginning of period  ............      $409,335      $409,312      $409,297
 Additions from acquisitions  ...............            --            --            --
 Provision for loan losses ..................        50,344        49,715        47,998
 Deduct net loan losses:
  Loans charged off:
   Commercial  ..............................           369           518           268
   Credit card ..............................        50,791        49,117        46,101
   Other revolving credit  ..................         1,960         1,769         1,637
   Other retail   ...........................         5,430         6,430         7,675
   Real estate ..............................           376           436         1,455
   Lease financing   ........................           988         1,218         1,366
   Foreign  .................................            --            --            --
                                                   ----------    ----------    ----------
    Total   .................................        59,914        59,488        58,502
  Recoveries:
   Commercial  ..............................           555           685           476
   Credit card ..............................         5,951         5,730         6,019
   Other revolving credit  ..................           521           534           532
   Other retail   ...........................         1,371         1,544         1,701
   Real estate ..............................         1,093         1,199         1,732
   Lease financing   ........................           100           104            59
   Foreign  .................................            --            --            --
                                                   ----------    ----------    ----------
    Total   .................................         9,591         9,796        10,519
                                                   ----------    ----------    ----------
  Net loan losses ...........................        50,323        49,692        47,983
                                                   ----------    ----------    ----------
 Balance at end of period* ..................      $409,356      $409,335      $409,312
                                                   ==========    ==========    ==========
 NET LOAN LOSSES (RECOVERIES) BY CATEGORY
 Commercial .................................      $   (186)     $   (167)     $   (208)
 Credit card   ..............................        44,840        43,387        40,082
 Other revolving credit .....................         1,439         1,235         1,105
 Other retail  ..............................         4,059         4,886         5,974
 Real estate   ..............................          (717)         (763)         (277)
 Lease financing  ...........................           888         1,114         1,307
 Foreign ....................................            --            --            --
                                                   ----------    ----------    ----------
    Total   .................................      $ 50,323      $ 49,692      $ 47,983
                                                   ==========    ==========    ==========
 Net loan losses -- excluding credit cards...      $  5,483      $  6,305      $  7,901
 ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY
 Commercial .................................          (.01%)        (.01%)        (.01%)
 Credit card   ..............................          3.69          3.63          3.34
 Other revolving credit .....................          1.63          1.39          1.24
 Other retail  ..............................           .53           .62           .74
 Real estate   ..............................          (.03)         (.03)         (.01)
 Lease financing  ...........................           .35           .50           .63
 Foreign ....................................            --            --            --
 Total loans   ..............................           .61           .62           .61
 Total loans -- excluding credit cards ......           .08           .09           .12
 Period-end allowance to outstanding loans             1.21          1.23          1.26



                                                        1996                       Nine Months Ended
                                              ------------------------               September 30
                                               Fourth        Third
                                               Quarter       Quarter              1997         1996
                                              ------------- ----------         ------------ ------------
 SUMMARY OF TRANSACTIONS
 Balance at beginning of period  ............  $409,271     $409,205            $409,297     $408,808
 Additions from acquisitions  ...............        --          --                   --          200
 Provision for loan losses ..................    47,443      40,730              148,057      102,468
 Deduct net loan losses:
  Loans charged off:
   Commercial  ..............................       451       2,748                1,155        3,137
   Credit card ..............................    44,640      38,783              146,009      107,028
   Other revolving credit  ..................     2,834       1,790                5,366        4,228
   Other retail   ...........................     7,057       5,556               19,535       15,891
   Real estate ..............................       814         191                2,267        1,696
   Lease financing   ........................       675         348                3,572          960
   Foreign  .................................        --          --                   --           --
                                               ----------   --------            ----------   --------
    Total   .................................    56,471      49,416              177,904      132,940
  Recoveries:
   Commercial  ..............................     1,689         666                1,716        2,724
   Credit card ..............................     4,982       4,579               17,700       13,202
   Other revolving credit  ..................       384         495                1,587        1,068
   Other retail   ...........................     1,336       1,379                4,616        3,569
   Real estate ..............................       633       1,575                4,024       10,019
   Lease financing   ........................        30          58                  263          153
   Foreign  .................................        --          --                   --           --
                                               ----------   --------            ----------   --------
    Total   .................................     9,054       8,752               29,906       30,735
                                               ----------   --------            ----------   --------
  Net loan losses ...........................    47,417      40,664              147,998      102,205
                                               ----------   --------            ----------   --------
 Balance at end of period* ..................  $409,297     $409,271            $409,356     $409,271
                                               ==========   ========            ==========   ========
 NET LOAN LOSSES (RECOVERIES) BY CATEGORY
 Commercial .................................  $ (1,238)    $ 2,082             $   (561)    $    413
 Credit card   ..............................    39,658      34,204              128,309       93,826
 Other revolving credit .....................     2,450       1,295                3,779        3,160
 Other retail  ..............................     5,721       4,177               14,919       12,322
 Real estate   ..............................       181      (1,384)              (1,757)      (8,323)
 Lease financing  ...........................       645         290                3,309          807
 Foreign ....................................        --          --                   --           --
                                               ----------   --------            ----------   --------
    Total   .................................  $ 47,417     $40,664             $147,998     $102,205
                                               ==========   ========            ==========   ========
 NET LOAN LOSSES -- EXCLUDING CREDIT CARDS     $  7,759     $ 6,460             $ 19,689     $  8,379
 ANNUALIZED NET LOAN LOSSES (RECOVERIES)
  TO AVERAGE LOANS BY CATEGORY
 Commercial .................................      (.04%)       .07%                (.01%)         --%
 Credit card   ..............................      3.49        3.20                 3.56         3.06
 Other revolving credit .....................      2.76        1.46                 1.41         1.19
 Other retail  ..............................       .69         .50                  .63          .49
 Real estate   ..............................       .01        (.06)                (.02)        (.12)
 Lease financing  ...........................       .34         .17                  .48          .18
 Foreign ....................................        --          --                   --           --
 Total loans   ..............................       .61         .53                  .61          .45
 Total loans -- excluding credit cards ......       .12         .10                  .10          .04
 Period-end allowance to outstanding loans...      1.31        1.30                 1.21         1.30

*Includes the related allowance for credit losses for impaired loans as defined in FASB 114, "Accounting by Creditors for Impairment of a Loan," of $261, $790,
 $792, $1,960, $1,453, $261 and $1,453, respectively


                Credit card net charge-offs for the third period were $44.840 million or 3.69 percent annualized of average credit card loans, up $10.636 million or 31.1 percent from $34.204 million or 3.20 percent of average receivables a year earlier. For the first nine months, credit card net loan losses were $128.309 million or 3.56 percent of receivables, a rise of $34.483 million or 36.8 percent from $93.826 million or 3.06 percent of loans in the same period of 1996. Net loan losses from lease financing increased $598 thousand and $2.502 million for the three and nine months, respectively. Net charge-offs for other retail loans, which consists of direct and indirect retail loans, declined moderately for the quarter but remained higher by $2.597 million or 21.1 percent year to date. Net recoveries continued to be made in real estate loans but at a lower rate. Real estate net recoveries totaled $717 thousand or .03 percent of average real estate loans for the quarter and $1.757 million or .02 percent for the first nine months compared with $1.384 million or .06 percent and $8.323 million or .12 percent in the same respective periods of 1996.
                Selected data on the corporation's managed credit card
            portfolio, which includes securitized loans, is presented in the following table.



Managed Credit Card Data
------------------------

                                                            1997
                                       -----------------------------------------------
                                         Third           Second          First
                                         Quarter         Quarter         Quarter
$ in thousands                         --------------- --------------- ---------------
Average credit card outstandings .....  $ 5,436,000     $ 5,382,000     $ 5,420,000
Net loan losses.......................       50,053          48,787          45,334
Annualized net loan losses to average
 loans ...............................         3.68%           3.63%           3.35%
Delinquencies (30 days or more) to
 period-end loans.....................         2.65            2.26            2.27



                            Managed Credit Card Data
                            ------------------------
                                                  1996                        Nine Months Ended
                                       -------------------------------          September 30
                                         Fourth          Third
                                         Quarter         Quarter            1997            1996
$ in thousands                         --------------- --------------- --------------- ---------------
Average credit card outstandings......  $ 5,167,000     $ 4,895,000     $ 5,413,000     $ 4,717,000
Net loan losses.......................       45,162          39,370         144,174         108,462
Annualized net loan losses to average
 loans ...............................         3.50%           3.22%           3.55%           3.07%
Delinquencies (30 days or more) to
 period-end loans  ...................         2.14            2.26            2.65            2.26

                At September 30, 1997, the allowance for loan losses was
            $409.356 million, representing 1.21 percent of period-end loans and 737 percent of nonperforming loans. This compared with $409.271 million, 1.30 percent and 668 percent, respectively, one year earlier and $409.335 million, 1.23 percent and 746 percent, respectively, at June 30, 1997.


Noninterest Income
                Total other operating revenue, which excludes investment
            securities sales, increased $30.685 million or 15.5 percent for the third quarter and $82.555 million or 14.2 percent year to date. Good gains were achieved in both periods in all categories except mortgage fee income and other service charges and fees. Included in total other operating revenue for the first nine months of 1997 were gains of approximately $2.4 million in the third quarter and $18.4 million in the second period from the sale of branch offices identified in 1996 from the corporation's Market Network Strategy. Total other operating revenue for the first nine months of 1996 included a gain of $9.575 million from the sale of Wachovia's bond trustee business. Excluding gains from these branch and business divestitures, total other operating revenue rose $28.248 million or
            14.3 percent for the third quarter from a year earlier, $71.034 million or 12.4 percent for the first nine months and $11.780 million or 5.5 percent from the second quarter.
                Trust service fees grew $4.961 million or 14.6 percent for the third period and $11.334 million or 11 percent year to date. Increased sales, greater market values for trust assets and higher fee schedules accounted for the gains in both periods.
                Credit card income rose $4.792 million or 12.9 percent for the three months and $16.768 million or 16.2 percent for the first nine months. Growth was driven by higher net revenues received from cardholder income on securitized loans, increases in overlimit charges and greater interchange income.
                Investment fee income advanced $3.864 million or 38.1 percent for the quarter and $4.700 million or 15.1 percent year to date. Gains in both periods occurred largely in mutual fund income and in brokerage commissions.

                Higher levels of commercial analysis fees, overdraft charges and insufficient funds charges helped push deposit account service charge revenues up $3.453 million or 5.5 percent for the third period and $13.491 million or 7.5 percent for the first nine months.
                Electronic banking revenues, consisting of fees from debit card and ATM usage, rose $1.478 million or 11.4 percent for the quarter and $5.250 million or 15.1 percent year to date. Gains were driven by increases primarily in interchange income and service charges from debit cards, and ATM foreign access fees.
                Trading account profits expanded $1.375 million or 22.6 percent and $2.674 million or 17.6 percent for the three and nine months, respectively. Results for both periods reflected generally improved bond market conditions despite market volatility in the third quarter. Trading account profits consists of profit and losses on securities in the corporation's trading account portfolio, income earned on foreign exchange transactions and income from derivatives valuation.
                Mortgage fee income declined $385 thousand or 9.4 percent for the third period and $1.292 million or 10.1 percent year to date. Decreases reflected lower origination fees as loan production volume remained below year-earlier periods.
                Remaining combined categories of total other operating revenue expanded $11.147 million or 35.6 percent for the quarter and $29.630 million or 29.5 percent year to date. Insurance premiums and commissions increased $1.583 million or 33.9 percent for the three months and $5.993 million or 48.2 percent for the first nine months, and bankers' acceptance and letter of credit fees grew $2.204 million or 33 percent and $5.383 million or 28.8 percent, respectively. Other service charges and fees declined modestly for the quarter and year to date, while other income, which includes gains from the sale of branch offices, rose $7.544 million or 65.1 percent for the third period and $18.354 million or 41.4 percent for the first nine months.
                Including investment securities sales, total noninterest income increased $30.713 million or 15.5 percent for the quarter and $82.765 million or 14.2 percent year to date. Investment securities sales had net gains of $421 thousand for the three months and $1.082 million for the first nine months of 1997 compared with $393 thousand and $872 thousand, respectively, in 1996.


--------------------------------------------------------------------------------
NONINTEREST INCOME                                                      TABLE 9
(THOUSANDS)




                                                                     1997
                                                       --------------------------------
                                                        Third      Second     First
                                                        Quarter    Quarter    Quarter
                                                       ---------- ---------- ----------
 Service charges on deposit accounts ............      $ 65,731   $ 63,622   $ 63,942
 Fees for trust services ........................        38,833     38,872     36,354
 Credit card income -- net of interchange
  payments   ....................................        41,881     42,652     35,694
 Electronic banking   ...........................        14,388     13,184     12,510
 Investment fee income   ........................        14,009     11,087     10,820
 Mortgage fee income  ...........................         3,714      4,298      3,485
 Trading account profits -- excluding interest...         7,451      6,169      4,280
 Insurance premiums and commissions  ............         6,249      6,598      5,592
 Bankers' acceptance and letter of credit fees            8,888      8,015      7,171
 Other service charges and fees   ...............         8,189      8,157      8,502
 Other income   .................................        19,130     30,251     13,315
                                                       ---------  ---------  ---------
    Total other operating revenue ...............       228,463    232,905    201,665
 Investment securities gains   ..................           421        326        335
                                                       ---------  ---------  ---------
    Total .......................................      $228,884   $233,231   $202,000
                                                       =========  =========  =========



                                                          1996                   Nine Months Ended
                                                  ---------------------             September 30
                                                   Fourth     Third
                                                   Quarter    Quarter             1997       1996
                                                  ---------- ----------         ---------- ---------
 Service charges on deposit accounts ............  $ 62,564   $ 62,278           $193,295   $179,804
 Fees for trust services ........................    35,116     33,872            114,059    102,725
 Credit card income -- net of interchange
  payments   ....................................    35,679     37,089            120,227    103,459
 Electronic banking   ...........................    13,274     12,910             40,082     34,832
 Investment fee income   ........................    11,262     10,145             35,916     31,216
 Mortgage fee income  ...........................     4,195      4,099             11,497     12,789
 Trading account profits -- excluding interest...     7,593      6,076             17,900     15,226
 Insurance premiums and commissions  ............     4,584      4,666             18,439     12,446
 Bankers' acceptance and letter of credit fees        6,656      6,684             24,074     18,691
 Other service charges and fees   ...............     7,641      8,373             24,848     24,948
 Other income   .................................    14,872     11,586             62,696     44,342
                                                   ---------  ---------          ---------  ---------
    Total other operating revenue ...............   203,436    197,778            663,033    580,478
 Investment securities gains   ..................     2,864        393              1,082        872
                                                   ---------  ---------          ---------  ---------
    Total .......................................  $206,300   $198,171           $664,115   $581,350
                                                   =========  =========          =========  =========

NONINTEREST EXPENSE
                Total noninterest expense was up $39.654 million or 12.5
            percent for the third quarter and $100.152 million or 10.7 percent year to date. Increases reflected a higher salary base, project costs for growth initiatives and Year 2000 systems conversions. Management anticipates continued additional spending in the fourth quarter of 1997 for growth initiatives and Year 2000 compliance costs and believes these investments are necessary for future revenue growth. Despite the increases in total noninterest expense, the corporation's overhead ratio measuring noninterest expense as a percentage of total adjusted revenues (taxable equivalent net interest income and total other operating revenue) remained favorable among banking companies at 53.6 percent for the third period and 53.2 percent year to date. Excluding costs associated with Year 2000 computer conversions, total noninterest expense rose $72.152 million or 7.7 percent for the first nine months.
                Total personnel expense increased $24.590 million or 14.9
            percent for the quarter and $58.564 million or 12 percent for the first nine months. Salaries expense grew $20.491 million or 14.9 percent for the three months and $47.648 million or 11.9 percent year to date as the corporation continued shifting its workforce composition toward higher skilled and more revenue generating personnel. Employee benefits expense was up $4.099 million or 14.7 percent for the quarter and $10.916 million or 12.8 percent year to date, reflecting increases in flexible benefits costs and payroll taxes from an expanded personnel base. At September 30, 1997, full-time equivalent employees totaled 16,818 compared with 16,185 one year earlier.
                Combined net occupancy and equipment expense rose $2.538
            million or 4.9 percent for the three months and $3.666 million or
            2.4 percent for the first nine months. Increases in both periods occurred primarily in equipment expense, reflecting, in part, higher depreciation and contract maintenance costs.
                Remaining combined categories of noninterest expense grew
            $12.526 million or 12.7 percent for the quarter and $37.922 million or 12.9 percent year to date. Outside data processing, programming and software expense rose $8.748 million or 77.1 percent for the three months and $24.902 million or 75 percent for the first nine months, largely driven by Year 2000 contract programming expenses. Professional services expense increased $5.125 million or 62.7 percent for the third period and $6.924 million or 24.2 percent year to date, primarily reflecting consulting services for Year 2000 compliance issues. Management estimates the total cost for making the corporation's computer systems Year 2000 compliant to be approximately $50 million, with $28 million spent year to date. The balance is expected to be taken in the remaining quarter of 1997 and in the first three months of 1998. As part of its growth strategy, the corporation launched its brand name advertising campaign in April. Advertising expense increased $3.936 million or
            27.3 percent for the quarter and was up $3.858 million or 8.2 percent year to date.

--------------------------------------------------------------------------------
NONINTEREST EXPENSE                                                    TABLE 10
(thousands)




                                                                 1997
                                                ---------------------------------------
                                                  Third       Second         First
                                                 Quarter      Quarter       Quarter
                                                ------------ ------------- ------------
 Salaries   ..............................      $158,118     $ 149,160     $142,255
 Employee benefits   .....................        31,981        32,490       31,849
                                                --------     ---------     --------
    Total personnel expense   ............       190,099       181,650      174,104
 Net occupancy expense  ..................        23,434        21,126       22,193
 Equipment expense   .....................        31,109        30,783       28,873
 Postage and delivery   ..................         9,912         9,993       10,483
 Outside data processing, programming and
  software  ..............................        20,087        25,147       12,890
 Stationery and supplies   ...............         7,424         6,618        6,203
 Advertising and sales promotion .........        18,378        18,847       13,648
 Professional services  ..................        13,298        13,695        8,554
 Travel and business promotion   .........         5,967         5,905        5,321
 Regulatory agency fees and other bank
  services  ..............................         2,699         3,002        2,988
 Amortization of intangible assets  ......         1,147         1,064        1,063
 Foreclosed property expense  ............          (243)          500         (235)
 Other expense ...........................        32,822        36,364       38,051
                                                --------     ---------     --------
    Total   ..............................      $356,133     $ 354,694     $324,136
                                                ========     =========     ========
 Overhead ratio   ........................          53.6%         53.7%        52.2%



                                                      1996                         Nine Months Ended
                                           --------------------------                 September 30
                                            Fourth         Third
                                            Quarter       Quarter                1997            1996
                                           ------------- ------------         --------------- ------------
 Salaries   ..............................  $ 141,342     $137,627             $   449,533     $401,885
 Employee benefits   .....................     25,894       27,882                  96,320       85,404
                                            ---------     --------             -----------     --------
    Total personnel expense   ............    167,236      165,509                 545,853      487,289
 Net occupancy expense  ..................     21,559       23,161                  66,753       68,023
 Equipment expense   .....................     29,032       28,844                  90,765       85,829
 Postage and delivery   ..................      9,813        9,973                  30,388       30,205
 Outside data processing, programming and
  software  ..............................     11,477       11,339                  58,124       33,222
 Stationery and supplies   ...............      6,131        6,012                  20,245       19,969
 Advertising and sales promotion .........     13,289       14,442                  50,873       47,015
 Professional services  ..................      9,662        8,173                  35,547       28,623
 Travel and business promotion   .........      5,959        4,929                  17,193       14,501
 Regulatory agency fees and other bank
  services  ..............................      2,576        3,781                   8,689        6,154
 Amortization of intangible assets  ......      1,091        1,095                   3,274        3,271
 Foreclosed property expense  ............        225         (370)                     22         (321)
 Other expense ...........................     44,688       39,591                 107,237      111,031
                                            ---------     --------             -----------     --------
    Total   ..............................  $ 322,738     $316,479             $ 1,034,963     $934,811
                                            =========     ========             ===========     ========
 Overhead ratio   ........................       51.7%        51.6%                   53.2%        52.4%

INCOME TAXES
                Applicable income taxes were higher by $3.515 million or 4.7 percent for the three months and $7.167 million or 3.3 percent for the first nine months of 1997. Income taxes computed at the statutory rate are reduced primarily by the interest earned on state and municipal loans and debt securities. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on state and municipal debt instruments is exempt from federal taxes and, except for out-of-state issues, from Georgia and North Carolina taxes as well. The tax-exempt nature of these assets provide both an attractive return for the corporation and substantial interest savings for local governments and their constituents.


            -------------------------------------------------------------------

         INCOME TAXES                                                  TABLE 11
         (thousands)


                                                                               Three Months Ended
                                                                                 September 30
                                                                               1997       1996
                                                                           ---------- ------------
           Income before income taxes .................................     $245,643   $ 239,468
                                                                            ========   ==========
           Federal income taxes at statutory rate .....................     $85,975    $  83,814
           State and local income taxes -- net of federal benefit   ...       4,380        2,755
           Effect of tax-exempt securities interest and other income         (9,493)     (10,187)
           Other items ................................................      (2,475)      (1,510)
                                                                            --------   ----------
              Total tax expense .......................................     $78,387    $  74,872
                                                                            ========   ==========
           Currently payable:
            Federal ...................................................     $41,765    $  57,031
            Foreign ...................................................         125          242
            State and local  ..........................................       1,437        2,461
                                                                            --------   ----------
              Total ...................................................      43,327       59,734
           Deferred:
            Federal ...................................................      29,760       13,363
            State and local  ..........................................       5,300        1,775
                                                                            --------   ----------
              Total ...................................................      35,060       15,138
                                                                            --------   ----------
              Total tax expense .......................................     $78,387    $  74,872
                                                                            ========   ==========



                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                  1997         1996
                                                                               ------------ ------------
           Income before income taxes .................................         $ 723,042    $ 693,743
                                                                                ==========   ==========
           Federal income taxes at statutory rate .....................           253,065      242,810
           State and local income taxes -- net of federal benefit   ...            12,781        9,010
           Effect of tax-exempt securities interest and other income              (31,863)     (30,783)
           Other items ................................................            (6,902)      (1,123)
                                                                                ----------   ----------
              Total tax expense .......................................         $ 227,081    $ 219,914
                                                                                ==========   ==========
           Currently payable:
            Federal ...................................................         $ 139,031    $ 170,436
            Foreign ...................................................               290          506
            State and local  ..........................................             6,042        8,190
                                                                                ----------   ----------
              Total ...................................................           145,363      179,132
           Deferred:
            Federal ...................................................            68,099       35,474
            State and local  ..........................................            13,619        5,308
                                                                                ----------   ----------
              Total ...................................................            81,718       40,782
                                                                                ----------   ----------
              Total tax expense .......................................         $ 227,081    $ 219,914
                                                                                ==========   ==========

NEW ACCOUNTING STANDARDS
                In June 1996, the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FASB 125), which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishments of liabilities. FASB 125 is effective for transactions occurring after December 31, 1996, except for the provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by FASB 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." Adoption of FASB 125 was not material; FASB 127 will be adopted as required in 1998 and is not expected to be material.
                In February 1997, Statement of Financial Accounting Standards
            No. 128, "Earnings per Share" (FASB 128), was issued and establishes new standards for computing and presenting earnings per share. FASB 128 is effective for the corporation's December 31, 1997 financial statements, including restatement of interim periods; earlier application is not permitted. The effect of the new standard will not be material.
                In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (FASB 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The corporation plans to adopt the standard, as required, beginning in 1998; adoption is not expected to have a material impact on the corporation.
                Statement of Financial Accounting Standards No. 131,
            "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption; however, comparative prior period information is required. The corporation is evaluating the standard and plans adoption as required in 1998; adoption is not expected to have a significant financial impact on the corporation.


FINANCIAL CONDITION AND CAPITAL RATIOS
                Assets at September 30, 1997 totaled $47.670 billion, including
            $42.171 billion of interest-earning assets and $33.754 billion of loans. Comparable amounts one year earlier were $47.483 billion of assets, $42.036 billion of interest-earning assets and $31.549 billion of loans. At June 30, 1997, total assets were $48.512 billion, with $42.610 billion of interest-earning assets and $33.256 billion of loans.
                Deposits at the end of the third quarter were $29.091 billion, including $22.869 billion of time deposits, representing 78.6 percent of the total. Deposits one year earlier were $27.436 billion, with time deposits of $20.928 billion or 76.3 percent of the total, and at June 30, 1997, deposits were $28.938 billion, including $21.942 billion of time deposits or 75.8 percent of the total.
                Shareholders' equity was $3.677 billion at September 30, 1997 versus $3.729 billion one year earlier. Included in the $3.677 billion of shareholders' equity was $55.694 million, net of tax, of unrealized gains on securities available-for-sale marked to fair value compared with $32.924 million one year earlier. The reduction in equity at September 30, 1997 from a year earlier reflected the impact of the corporation's share repurchase activity at higher share prices. During the third quarter of 1997, the corporation repurchased a total of 1,966,700 shares of its common stock under a special authorization made by the board of directors to repurchase up to 4 million shares in connection with Wachovia's announced merger agreement with 1st United Bancorp. The average price of the repurchased shares was $65.438 per share for a total cost of $128.696 million compared with

            1,830,000 shares repurchased in the same period of 1996 at an average price of $46.769 per share for a cost of $85.588 million. The corporation's January 24, 1997 share repurchase authorization was rescinded by the board of directors effective with the announcement on June 24, 1997 of the corporation's merger agreement with Central Fidelity Banks. At its meeting on October 24, 1997, the board of directors declared a fourth quarter dividend of $.44 per common share, payable December 1, 1997 to shareholders of record as of November 6. The dividend is higher by 10 percent from $.40 per share paid in the same three months of 1996. For the full year, the dividend will total $1.68 per share, an increase of 10.5 percent from $1.52 paid in 1996.

                Intangible assets at September 30, 1997 totaled $42.645 million, consisting of $37.668 million in goodwill, $4.402 million in deposit base intangibles, $39 thousand in purchased credit card intangibles and $536 thousand in other intangibles. Comparable amounts one year earlier were $40.451 million of total intangible assets, with $32.893 million in goodwill, $5.814 million in deposit base intangibles, $790 thousand in purchased credit card intangibles and $954 thousand in other intangible assets. Goodwill increased from a year earlier due to the corporation's purchase in June of MACRO*WORLD Research Corporation, a leading Internet provider of financial information, news and stock and mutual fund ratings.
                Regulatory agencies divide capital into Tier I (consisting of shareholders' equity and certain cumulative preferred stock instruments less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from marking the securities portfolio to market value. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.
                Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well-capitalized by regulatory standards.

                At September 30, 1997, the corporation's Tier I to risk-adjusted assets ratio was 9.24 percent and total capital to risk-adjusted assets was 12.42 percent. The Tier I leverage ratio was 9.61 percent. The capital ratios at the end of the third quarter of 1997 included a total of $900 million of trust capital securities.

--------------------------------------------------------------------------------
CAPITAL COMPONENTS AND RATIOS                                          TABLE 12
(thousands)




                                                                        1997
                                                   -----------------------------------------------
                                                       Third          Second           First
                                                      Quarter         Quarter         Quarter
                                                   --------------- --------------- ---------------
 Tier I capital:
  Common shareholders' equity ...............      $ 3,676,967     $ 3,679,827     $ 3,676,080
  Trust capital securities*   ...............          896,752         896,665         596,578
  Less ineligible intangible assets .........           37,668          38,133          32,056
  Unrealized gains on securities
   available-for-sale, net of tax   .........          (55,694)        (35,715)         (8,170)
                                                   -----------     -----------     -----------
    Total Tier I capital   ..................        4,480,357       4,502,644       4,232,432
 Tier II capital:
  Allowable allowance for loan losses  ......          409,356         409,335         409,312
  Allowable long-term debt ..................        1,133,165       1,133,093       1,138,138
                                                   -----------     -----------     -----------
    Tier II capital additions ...............        1,542,521       1,542,428       1,547,450
                                                   -----------     -----------     -----------
    Total capital ...........................      $ 6,022,878     $ 6,045,072     $ 5,779,882
                                                   ===========     ===========     ===========
 Risk-adjusted assets   .....................      $48,495,654     $44,431,023     $43,126,886
 Quarterly average assets  ..................      $46,689,960     $46,619,077     $45,983,826
 Risk-based capital ratios:
  Tier I capital  ...........................             9.24%          10.13%           9.81%
  Total capital   ...........................            12.42           13.61           13.40
 Tier I leverage ratio**   ..................             9.61            9.67            9.22
 Shareholders' equity to total assets  ......             7.71            7.59            7.74



                                                                   1996
                                                      ------------------------------
                                                         Fourth           Third
                                                         Quarter         Quarter
                                                      --------------- --------------
 Tier I capital:
  Common shareholders' equity ...............          $ 3,761,832     $ 3,729,194
  Trust capital securities*   ...............              300,000              --
  Less ineligible intangible assets .........               32,474          32,893
  Unrealized gains on securities
   available-for-sale, net of tax   .........              (42,462)        (32,924)
                                                       -----------     -----------
    Total Tier I capital   ..................            3,986,896       3,663,377
 Tier II capital:
  Allowable allowance for loan losses  ......              409,297         409,271
  Allowable long-term debt ..................            1,138,041       1,198,177
                                                       -----------     -----------
    Tier II capital additions ...............            1,547,338       1,607,448
                                                       -----------     -----------
    Total capital ...........................          $ 5,534,234     $ 5,270,825
                                                       ===========     ===========
 Risk-adjusted assets   .....................          $42,669,628     $41,047,310
 Quarterly average assets  ..................          $45,737,397     $45,777,699
 Risk-based capital ratios:
  Tier I capital  ...........................                 9.34%           8.92%
  Total capital   ...........................                12.97           12.84
 Tier I leverage ratio**   ..................                 8.73            8.01
 Shareholders' equity to total assets  ......                 8.02            7.85

 *Trust capital securities are reported in "Other long-term debt" in the
  Consolidated Statements of Condition
**Ratio excludes the average unrealized gains on securities available-for-sale, net of tax, of $46,855, $17,239, $37,350, $45,135 and $24,358, respectively

                                                                              25

WACHOVIA CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CONDITION


                                                                       September 30        December 31         September 30
                                                                           1997               1996                 1996
$ in thousands                                                         ------------- ------------------------- -------------
ASSETS
Cash and due from banks  ............................................. $ 3,209,780         $ 3,367,673          $ 3,011,456
Interest-bearing bank balances .......................................      39,612              27,871              479,268
Federal funds sold and securities
 purchased under resale agreements   .................................     300,726             179,426              306,725
Trading account assets   .............................................   1,050,840           1,185,688            1,120,972
Securities available-for-sale  .......................................   5,808,714           6,760,486            7,176,084
Securities held-to-maturity (fair value of $1,285,503,
 $1,423,555 and $1,461,686, respectively)  ...........................   1,217,798           1,352,091            1,403,972
Loans and net leases  ................................................  33,759,291          31,290,905           31,555,623
Less unearned income on loans  .......................................       5,733               7,713                6,820
                                                                       ------------        ------------         ------------
   Total loans  ......................................................  33,753,558          31,283,192           31,548,803
Less allowance for loan losses .......................................     409,356             409,297              409,271
                                                                       ------------        ------------         ------------
   Net loans .........................................................  33,344,202          30,873,895           31,139,532
Premises and equipment   .............................................     652,180             644,000              633,199
Due from customers on acceptances ....................................     640,141             957,109              899,094
Other assets .........................................................   1,405,969           1,556,276            1,312,543
                                                                       ------------        ------------         ------------
   Total assets ...................................................... $47,669,962         $46,904,515          $47,482,845
                                                                       ============        ============         ============
LIABILITIES
Deposits in domestic offices:
 Demand   ............................................................ $ 6,222,434         $ 6,115,540          $ 6,508,075
 Interest-bearing demand .............................................   3,338,857           3,462,952            3,311,682
 Savings and money market savings ....................................   8,785,428           8,337,329            7,685,810
 Savings certificates ................................................   6,469,868           6,436,437            6,599,683
 Large denomination certificates  ....................................   2,504,976           1,710,061            2,264,559
 Noninterest-bearing time   ..........................................       5,254               2,974                5,169
                                                                       ------------        ------------         ------------
   Total deposits in domestic offices   ..............................  27,326,817          26,065,293           26,374,978
Deposits in foreign offices:
 Demand   ............................................................          --                  --                    7
 Time  ...............................................................   1,764,261           1,184,829            1,061,199
                                                                       ------------        ------------         ------------
   Total deposits in foreign offices .................................   1,764,261           1,184,829            1,061,206
                                                                       ------------        ------------         ------------
   Total deposits  ...................................................  29,091,078          27,250,122           27,436,184
Federal funds purchased and securities
 sold under repurchase agreements ....................................   6,144,033           6,298,130            7,532,212
Commercial paper   ...................................................     835,478             706,226              603,851
Other short-term borrowed funds   ....................................   1,226,757             967,097              645,218
Long-term debt:
 Bank notes  .........................................................   2,939,476           4,307,802            4,529,212
 Other long-term debt ................................................   2,430,352           2,159,099            1,641,858
                                                                       ------------        ------------         ------------
   Total long-term debt  .............................................   5,369,828           6,466,901            6,171,070
Acceptances outstanding  .............................................     640,141             957,109              899,094
Other liabilities  ...................................................     685,680             497,098              466,022
                                                                       ------------        ------------         ------------
   Total liabilities  ................................................  43,992,995          43,142,683           43,753,651
SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none outstanding  .....................          --                  --                   --
Common stock, par value $5 per share:
 Issued 157,772,802, 163,844,198 and 165,213,326, respectively  ......     788,863             819,221              826,067
Capital surplus ......................................................      72,742             424,873              500,613
Retained earnings  ...................................................   2,759,668           2,475,276            2,369,590
Unrealized gains on securities available-for-sale, net of tax   ......      55,694              42,462               32,924
                                                                       ------------        ------------         ------------
   Total shareholders' equity  .......................................   3,676,967           3,761,832            3,729,194
                                                                       ------------        ------------         ------------
   Total liabilities and shareholders' equity ........................ $47,669,962         $46,904,515          $47,482,845
                                                                       ============        ============         ============

WACHOVIA CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended        Nine Months Ended
                                                            September 30              September 30
                                                           1997       1996         1997         1996
$ in thousands, except per share                        ---------- ----------   ------------ -----------
INTEREST INCOME
Loans ................................................   $719,442   $650,860     $2,081,427   $1,880,491
Securities available-for-sale:
 Other investments   .................................    108,190    120,849        336,195      357,984
Securities held-to-maturity:
 State and municipal .................................      3,747      4,913         12,393       16,327
 Other investments   .................................     20,909     23,769         64,508       73,865
Interest-bearing bank balances   .....................        619      9,329          1,424       27,605
Federal funds sold and securities
 purchased under resale agreements  ..................      5,337      3,275         11,541        9,680
Trading account assets  ..............................     11,647     12,234         37,428       35,243
                                                         ---------  ---------    -----------  -----------
    Total interest income  ...........................    869,891    825,229      2,544,916    2,401,195
INTEREST EXPENSE
Deposits:
 Domestic offices ....................................    226,336    208,017        664,985      617,163
 Foreign offices  ....................................     23,824     13,676         63,542       37,810
                                                         ---------  ---------    -----------  -----------
    Total interest on deposits   .....................    250,160    221,693        728,527      654,973
Short-term borrowed funds  ...........................    109,298    109,725        310,256      330,145
Long-term debt .......................................     87,197     95,305        264,186      266,405
                                                         ---------  ---------    -----------  -----------
    Total interest expense ...........................    446,655    426,723      1,302,969    1,251,523
NET INTEREST INCOME  .................................    423,236    398,506      1,241,947    1,149,672
Provision for loan losses  ...........................     50,344     40,730        148,057      102,468
                                                         ---------  ---------    -----------  -----------
Net interest income after provision for loan losses       372,892    357,776      1,093,890    1,047,204
OTHER INCOME
Service charges on deposit accounts ..................     65,731     62,278        193,295      179,804
Fees for trust services ..............................     38,833     33,872        114,059      102,725
Credit card income   .................................     41,881     37,089        120,227      103,459
Electronic banking   .................................     14,388     12,910         40,082       34,832
Investment fee income   ..............................     14,009     10,145         35,916       31,216
Mortgage fee income  .................................      3,714      4,099         11,497       12,789
Trading account profits ..............................      7,451      6,076         17,900       15,226
Other operating income  ..............................     42,456     31,309        130,057      100,427
                                                         ---------  ---------    -----------  -----------
    Total other operating revenue   ..................    228,463    197,778        663,033      580,478
Investment securities gains   ........................        421        393          1,082          872
                                                         ---------  ---------    -----------  -----------
    Total other income  ..............................    228,884    198,171        664,115      581,350
OTHER EXPENSE
Salaries .............................................    158,118    137,627        449,533      401,885
Employee benefits ....................................     31,981     27,882         96,320       85,404
                                                         ---------  ---------    -----------  -----------
    Total personnel expense   ........................    190,099    165,509        545,853      487,289
Net occupancy expense   ..............................     23,434     23,161         66,753       68,023
Equipment expense ....................................     31,109     28,844         90,765       85,829
Other operating expense ..............................    111,491     98,965        331,592      293,670
                                                         ---------  ---------    -----------  -----------
    Total other expense ..............................    356,133    316,479      1,034,963      934,811
Income before income taxes ...........................    245,643    239,468        723,042      693,743
Applicable income taxes ..............................     78,387     74,872        227,081      219,914
                                                         ---------  ---------    -----------  -----------
NET INCOME  ..........................................   $167,256   $164,596     $  495,961   $  473,829
                                                         =========  =========    ===========  ===========
Net income per common share:
 Primary .............................................   $   1.04   $    .98     $     3.04   $     2.79
 Fully diluted .......................................   $   1.03   $    .97     $     3.03   $     2.78
Average shares outstanding:
 Primary .............................................    161,717    167,966        163,327      169,758
 Fully diluted .......................................    162,207    168,354        163,876      170,251

WACHOVIA CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                     Unrealized
                                                                                                                     Securities
                                                            Common Stock              Capital         Retained         Gains
                                                      Shares            Amount        Surplus         Earnings        (Losses)
$ in thousands, except per share                   ---------------   ------------   -------------   --------------   -----------
PERIOD ENDED SEPTEMBER 30, 1996
Balance at beginning of year  ..................    170,358,504       $ 851,793     $  713,120       $2,092,731      $116,113
Net income  ....................................                                                        473,829
Cash dividends declared on common
 stock -- $1.12 a share ........................                                                       (188,442)
Common stock issued pursuant to:
 Stock option and employee benefit plans  ......        574,082           2,870         22,153
 Dividend reinvestment plan   ..................        240,824           1,204          9,631
 Conversion of debentures  .....................        278,898           1,395          3,968
 Acquisition of bank ...........................        208,207           1,041          9,003
Common stock acquired   ........................     (6,447,189)        (32,236)      (257,260)
Unrealized losses on securities
 available-for-sale, net of tax  ...............                                                                      (83,189)
Miscellaneous  .................................                                            (2)        (8,528)
                                                   -------------      ----------    -----------      ----------     ----------
Balance at end of period   .....................    165,213,326       $ 826,067     $  500,613       $2,369,590      $ 32,924
                                                    ===========       =========     ===========      ==========      =========
PERIOD ENDED SEPTEMBER 30, 1997
Balance at beginning of year  ..................    163,844,198       $ 819,221     $  424,873       $2,475,276      $ 42,462
Net income  ....................................                                                        495,961
Cash dividends declared on common
 stock -- $1.24 a share ........................                                                       (200,038)
Common stock issued pursuant to:
 Stock option and employee benefit plans  ......        702,168           3,511         31,419
 Dividend reinvestment plan   ..................        178,092             890          9,975
 Conversion of debentures  .....................          3,628              18             52
Common stock acquired   ........................     (6,955,284)        (34,777)      (394,254)
Unrealized gains on securities
 available-for-sale, net of tax  ...............                                                                       13,232
Miscellaneous  .................................                                           677          (11,531)
                                                    -----------       ---------      -----------      ----------     ---------
Balance at end of period   .....................    157,772,802       $ 788,863     $   72,742       $2,759,668      $ 55,694
                                                    ===========       =========     ===========      ==========      =========

WACHOVIA CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                1997             1996
$ in thousands                                                            --------------   ---------------
OPERATING ACTIVITIES
Net income  ............................................................  $   495,961       $    473,829
Adjustments to reconcile net income to net cash provided by operations:
 Provision for loan losses .............................................      148,057            102,468
 Depreciation and amortization   .......................................       71,440             68,371
 Deferred income taxes  ................................................       81,718             40,782
 Investment securities gains  ..........................................       (1,082)              (872)
 Gain on sale of noninterest-earning assets  ...........................       (2,078)            (1,742)
 (Decrease) increase in accrued income taxes ...........................       (9,958)            19,540
 Decrease in accrued interest receivable  ..............................        2,293             13,148
 Increase in accrued interest payable  .................................       70,452              7,841
 Net change in other accrued and deferred income and expense   .........       90,840             (4,692)
 Net trading account activities  .......................................      134,848             (6,046)
 Net loans held for resale .............................................       24,355            271,579
                                                                          ------------      ------------
    Net cash provided by operating activities   ........................    1,106,846            984,206
INVESTING ACTIVITIES
Net increase in interest-bearing bank balances  ........................      (11,741)           (27,989)
Net increase in federal funds sold and securities
 purchased under resale agreements  ....................................     (121,300)          (158,120)
Purchases of securities available-for-sale   ...........................   (1,905,683)          (986,499)
Purchases of securities held-to-maturity  ..............................      (35,858)           (45,679)
Sales of securities available-for-sale .................................    1,178,260            289,330
Calls, maturities and prepayments of securities available-for-sale   ...    1,694,288            800,032
Calls, maturities and prepayments of securities held-to-maturity  ......      173,843            265,593
Net increase in loans made to customers   ..............................   (2,647,848)        (2,645,861)
Capital expenditures ...................................................      (99,651)           (84,996)
Proceeds from sales of premises and equipment   ........................        6,882             18,264
Net decrease (increase) in other assets   ..............................      149,548           (124,368)
Business combinations   ................................................         (947)             2,814
                                                                          ------------      ------------
    Net cash used by investing activities ..............................   (1,620,207)        (2,697,479)
FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts   ............      433,178          1,176,186
Net increase (decrease) in certificates of deposit .....................    1,407,778           (137,933)
Net (decrease) increase in federal funds purchased and securities
 sold under repurchase agreements   ....................................     (154,097)         1,681,672
Net increase in commercial paper .......................................      129,252            101,715
Net increase (decrease) in other short-term borrowings   ...............      259,660         (1,075,374)
Proceeds from issuance of bank notes   .................................      948,372          2,167,053
Maturities of bank notes   .............................................   (2,315,367)        (1,726,242)
Proceeds from issuance of other long-term debt  ........................      589,972            311,410
Payments on other long-term debt .......................................     (325,166)              (320)
Common stock issued  ...................................................       22,614             19,722
Dividend payments ......................................................     (200,038)          (188,442)
Common stock repurchased   .............................................     (423,122)          (286,332)
Net decrease in other liabilities   ....................................      (17,568)           (10,704)
                                                                          ------------      ------------
    Net cash provided by financing activities   ........................      355,468          2,032,411
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   .....................     (157,893)           319,138
Cash and cash equivalents at beginning of year  ........................    3,367,673          2,692,318
                                                                          ------------      ------------
Cash and cash equivalents at end of period   ...........................  $ 3,209,780       $  3,011,456
                                                                          ============      ============
SUPPLEMENTAL DISCLOSURES
Unrealized gains (losses) on securities available-for-sale:
 Increase (decrease) in securities available-for-sale ..................  $    19,914       $   (136,735)
 (Decrease) increase in deferred taxes .................................       (6,468)            53,546
 Increase (decrease) in shareholders' equity ...........................       13,232            (83,189)

                               (WACHOVIA LOGO)




                                    BULK RATE
                                U.S. POSTAGE PAID
                                    WACHOVIA
Wachovia Corporation              CORPORATION
P. O. Box 3099
Winston-Salem, NC 27150