Form 10-K
period 1997-12-31
WACHOVIA CORP/ NC
filed 1998-03-31
CIK 774203

1997 Form 10-K


United States Securities and Exchange Commission
Washington, DC 20549
Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Fiscal Year Ended December 31, 1997
Commission File Number 1-9021



Wachovia Corporation
--------------------------------------------------------------------------------

Incorporated in the State of North Carolina

IRS Employer Identification Number 56-1473727
Address and Telephone:
 100 North Main Street, Winston-Salem, North Carolina, 27101,
  (336) 770-5000
  191 Peachtree Street NE, Atlanta, Georgia, 30303, (404) 332-5000


Securities registered pursuant to Section 12(b) of the Act: Common Stock -- $5.00 par value, which is registered on the New York Stock Exchange.


As of February 5, 1998, Wachovia Corporation had 205,872,778 shares of common stock outstanding. The aggregate market value of Wachovia Corporation common stock held by nonaffiliates on February 5, 1998 was approximately $16.255 billion and the number of shares held by nonaffiliates was 205,765,238.

Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents Incorporated by Reference
--------------------------------------------------------------------------------

Portions of the Wachovia Corporation's Proxy Statement for its 1998 Annual Shareholders' Meeting, which will be filed with the Commission by April 30, 1998 are incorporated by reference into Part III of this report. Portions of the annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Annual Report expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.

 Part I                                                               Page
 Item 1  Business:
         Description of Business..........................   1, 20-48, 78-80, 81
         Subsidiaries of Wachovia
         Corporation......................................   Page 2 of Form 10-K
         Average Balance Sheets/
         Interest/Rates.....................................    70-71, 74-75, 76
         Volume and Rate
         Variance Analysis............................................    24, 48
         Securities................................................    26, 57-58
         Loans.............................................    25, 33, 58-59, 77
         Allowance for Loan Losses
         and Loan Loss Experience..................................    33-35, 48
         Deposits.......................................    27-28, 31, 70-71, 76
         Return on Equity and Assets......................................    76
         Short-Term Borrowed Funds........................................    32
 Item 2  Properties........................................  Page 2 of Form 10-K
 Item 3  Legal Proceedings................................................    65
 Item 4  Submission of Matters to a Vote
         of Security Holders............................................    None
 Part II
 Item 5  Market for Registrant's Common Equity
         and Related Stockholder Matters...............................    78-79
 Item 6  Selected Financial Data...................................    72-73, 77


 Part II -- Continued                                                 Page
 Item 7  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations.................................    20-48, 81
 Item 8  Financial Statements and Supplementary Data...................    43-69
 Item 9  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure...........................................    None
 Part III
 Item 10 Directors and Executive Officers
         of the Registrant...................................    Proxy Statement
 Item 11 Executive Compensation..............................    Proxy Statement
 Item 12 Security Ownership of
         Certain Beneficial Owners
         and Management......................................    Proxy Statement
 Item 13 Certain Relationships and
         Related Transactions................................    Proxy Statement
 Part IV
 Item 14 Exhibits, Financial Statement Schedules
         and Reports on Form 8-K............................ Page 3 of Form 10-K

Subsidiaries of Wachovia Corporation
--------------------------------------------------------------------------------

The following table sets forth the subsidiaries of Wachovia Corporation on December 31, 1997. The common stock of each of these subsidiaries is 100 percent owned by its parent. The financial statements of all subsidiaries are included in the consolidated statements of Wachovia Corporation and subsidiaries.


                                                  Organized under the
                                                  laws of the state of:

 Wachovia Bank, N.A.                              the United States
   Wachovia International Banking Corporation     the United States*
   Wachovia Leasing Corporation                   North Carolina
   Wachovia Insurance Services, Inc.              North Carolina
   Greenville Agricultural Credit Corporation     North Carolina
   Wachovia Auto Leasing Company of Georgia       Georgia
   WMCS, Inc.                                     Georgia
   Wachovia Capital Associates, Inc.              Georgia
   Wachovia Insurance Services of South
     Carolina, Inc.                               South Carolina
   First National Properties, Inc.                South Carolina
 Central Fidelity National Bank                   the United States
   Mulberry Corporation                           Virginia
     G.C. Leasing, Inc.                           Virginia
     North Hart Run, Inc.                         Virginia
   New Salem of Virginia, Inc.                    Virginia
   S. Brooke, Corporation                         Virginia
 Central Fidelity Properties, Inc.                Virginia
 Central Fidelity Services, Inc.                  Virginia
 CFB Insurance Agency, Inc.                       Virginia
 1st United Bank                                  Florida
 Island Investment Services                       Florida
 Jefferson National Bank                          the United States
 Jefferson Properties, Inc.                       Virginia
 Southern Provident Life Insurance Company        Arizona
 Atlantic Savings Bank, FSB                       the United States
   Atlantic Mortgage Corporation of South
     Carolina, Inc.                               South Carolina


                                                  Organized under the
                                                  laws of the state of:

 Wachovia Mortgage Company                        North Carolina
   New Salem, Inc.                                North Carolina
 Wachovia Investments, Inc.                       North Carolina
 Wachovia Corporate Services, Inc.                North Carolina
 Wachovia Operational Services Corporation        North Carolina
 Wachovia Trust Services, Inc.                    North Carolina
 The First National Bank of Atlanta (Delaware)    the United States
 Wachovia Bank Card Services, Inc.                Delaware
 Financial Life Insurance Company of Georgia      Georgia
 The Wachovia Insurance Agency of Georgia, Inc.   Georgia
 First Atlanta Lease Liquidating Corporation      Georgia
 Wachovia Corporation of Florida                  Florida
 Wachovia Corporation of Alabama                  Alabama
 Wachovia Corporation of Tennessee                Tennessee
 Wachovia Capital Markets, Inc.                   Georgia
   Wachovia International Capital Corporation     Georgia
     WSH Holdings, Ltd.                           Cayman Islands,
                                                  British West Indies
       Banco Wachovia                             Brazil
   Wachovia International Servicos Limitada       Brazil
 Wachovia Capital Trust I                         Delaware
 Wachovia Capital Trust II                        Delaware
 Wachovia Capital Trust V                         Delaware
 Central Fidelity Capital Trust I                 Delaware
 Wachovia Community Development Corporation       North Carolina
 * Organized under Chapter 25(a) of the Federal Reserve Act of the United
  States

Properties
--------------------------------------------------------------------------------

The principal offices of the Corporation and Wachovia Bank, N.A., are located at 100 North Main Street, Winston-Salem, North Carolina, where the company owns and occupies approximately 535,000 square feet of office space. Offices are also maintained at 191 Peachtree Street, N.E., Atlanta, Georgia, under a 380,000 square foot office space lease expiring in 2008, and at the Palmetto Center at 1426 Main Street, Columbia, South Carolina, under a 15,660 square foot lease expiring in 2003.


Central Fidelity National Bank occupies approximately 201,665 square feet of office space in the James Center at 1021 East Cary Street, Richmond, Virginia, under a lease expiring in 2002.


Jefferson National Bank owns and occupies approximately 37,400 square feet of office space at 123 East Main Street, Charlottesville, Virginia.

1st United Bank occupies approximately 8,000 square feet of office space at 980 North Federal Highway, Boca Raton, Florida, under a lease expiring in 2002.


The table on page 3 lists the number of banking offices. The Corporation's banking subsidiaries own in fee 516 offices while the others are leased or are located on leased land. The approximate lease terms range from one to fifty years on these properties. In addition, the Corporation's banking subsidiaries own in fee or lease a number of multistory office buildings which house supporting services. Other subsidiaries of the Corporation maintain leased office space in cities in which they conduct their respective operations.

Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------------

Exhibits -- The index of exhibits has been filed as separate pages of the 1997 Form 10-K. Copies of the exhibit list or of Exhibits are available upon request to: Corporate Reporting, Wachovia Corporation, P.O. Box 3099, Winston-Salem, North Carolina, 27150. A copying fee will be charged for the Exhibits.


Financial Statement Schedules -- Omitted due to inapplicability or because required information is shown in the Financial Statements or the Notes thereto.


Financial Data Schedule (for SEC purposes only).


Reports on Form 8-K -- A Current Report on Form 8-K dated October 15, 1997 was filed with the Securities and Exchange Commission relating to Wachovia Corporation's third quarter earnings announcement. A Current Report on Form 8-K dated December 15, 1997 was filed relating to consummation of the merger with Central Fidelity Banks, Inc. A Current Report on Form 8-K dated Decem-ber 19, 1997 was filed relating to the announcement of three special charges in the fourth quarter of 1997.

Signatures
--------------------------------------------------------------------------------

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1998.


WACHOVIA CORPORATION

ROBERT S. McCOY, JR.
--------------------
Robert S. McCoy, Jr.
Senior Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1998.

L. M. BAKER, JR.
----------------
L. M. Baker, Jr.
Director, President
and Chief Executive Officer

ROBERT S. McCOY, JR.
--------------------
Robert S. McCoy, Jr.
Senior Executive Vice President
and Chief Financial Officer

DONALD K. TRUSLOW
-----------------
Donald K. Truslow
Comptroller

The Directors of Wachovia Corporation (listed below) have executed a power of attorney appointing Kenneth W. McAllister, their attorney-in-fact, empowering him to sign this report on their behalf:

James S. Balloun
James F. Betts
Peter C. Browning
John T. Casteen, III
John L. Clendenin
Lawrence M. Gressette, Jr.
Thomas K. Hearn, Jr.
George W. Henderson, III
W. Hayne Hipp
Robert M. Holder, Jr.
Robert A. Ingram
James W. Johnston
George R. Lewis
John G. Medlin, Jr.
Lloyd U. Noland, III
Wyndham Robertson
Herman J. Russell
Sherwood H. Smith, Jr.
John C. Whitaker, Jr.

KENNETH W. McALLISTER
---------------------
Kenneth W. McAllister
Attorney-in-Fact

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of the executive officers of Wachovia as of January 31, 1998 are shown below along with their business experience during the past five years and the year of their employment with Wachovia and subsidiaries. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The required information for the directors is included in the Proxy Statement.


Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

L. M. Baker, Jr., 55               President and Chief Executive Officer of
Director, President since          Wachovia Bank, N.A. since June 1997;
1993 and Chief Executive           Chief Operating Officer of Wachovia
Officer since January 1994         Corporation, February-December 1993;
                                   Executive Vice President of Wachovia
                                   Corporation until January 1993;
                                   President and Chief Executive Officer
                                   of Wachovia Corporation of North
                                   Carolina, January 1990-March 1993;
                                   President and Chief Executive Officer
                                   of Wachovia Bank of North Carolina,
                                   N.A., January 1990-May 1993. Employed in
                                   1969.


Mickey W. Dry, 58                  Executive Vice President of Wachovia
Senior Executive Vice              Corporation, November 1989-October 1997;
President since October 1997       Senior Executive Vice President of
and Chief Credit Officer           Wachovia Bank, N.A. since July 1997;
since November 1989                Executive Vice President of Wachovia Bank
                                   of North Carolina, N.A., October 1989-July
                                   1997. Employed in 1961.


Hugh M. Durden, 54                 President of Wachovia Corporate
Executive Vice President           Services, Inc. since July 1994;
since 1994                         President of Wachovia Trust Services,
                                   Inc., January-June 1994; Executive Vice
                                   President of Wachovia Bank, N.A.; Western
                                   Division Executive, Wachovia Bank of North
                                   Carolina, N.A., 1991-1994; Employed
                                   in 1972.

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

Stanhope A. Kelly, 40              Senior Vice President of Wachovia
Executive Vice President           Corporation, 1996-1997; Regional Vice
since October 1997                 President of Wachovia Bank of North
                                   Carolina, N.A., 1994-1996.  Employed
                                   in 1980.


Robert S. Kniejski, 42             Executive in charge of Wachovia
Executive Vice President           Corporation's Personal Financial
since October 1997                 Services Group since 1995 (Chairman
                                   of Wachovia Investments, Inc. and
                                   Wachovia Insurance Services, Inc.,
                                   Director and President of Wachovia
                                   Trust Services, Inc.); Senior Vice
                                   President of Wachovia Corporation,
                                   1996-1997; Senior Vice President/Group
                                   Executive of Wachovia Investments, Inc.,
                                   1993-1995; Senior Vice President/Group
                                   Executive of Wachovia Bank, N.A. since
                                   1991 (Trust Marketing and Development,
                                   1991-1993). Employed in 1987.


Walter E. Leonard, Jr. 52          Executive Vice President of Wachovia
Senior Executive Vice              Corporation, October 1988-October 1997;
President since October            Senior Executive Vice President of
1997                               Wachovia Bank, N.A. since July 1997;
                                   Executive Vice President of Wachovia
                                   Bank of Georgia, N.A. until June 1997;
                                   President of Wachovia Operational Services
                                   Corporation since 1988.  Employed in 1965.


Kenneth W. McAllister, 49          Executive Vice President of Wachovia
Senior Executive Vice              Corporation, January 1994-October 1997.
President since October            Employed in 1988.
1997 and General Counsel
since 1988


Robert S. McCoy, Jr., 59           Executive Vice President of Wachovia
Senior Executive Vice              Corporation, January 1992-October 1997;
President since October 1997       Senior Executive Vice President of Wachovia
and Chief Financial Officer        Bank, N.A. since July 1997; Executive Vice
since September 1992               President of Wachovia Bank of North Carolina,
                                   N.A., 1992-1997; Chief Financial Officer of
                                   Wachovia Bank of North Carolina, N.A. since
                                   1992.  Employed in 1984.

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

John C. McLean, Jr., 48            Executive in charge of Wachovia Corporation's
Executive Vice President           capital markets and investment banking
since October 1997                 activities since September 1997 (President
                                   and CEO of Wachovia Capital Markets, Inc. and related subsidiaries); Senior Vice President of Wachovia Corporation, 1993-1997; Division
                                   Executive for Consumer Credit and Emerging
                                   Businesses, 1996-1997; Comptroller of
                                   Wachovia Corporation, 1993-1996; Senior Vice
                                   President of Wachovia Bank, N.A., 1990-1993.
                                   Employed in 1975.


G. Joseph Prendergast, 52          Executive Vice President of Wachovia
Senior Executive Vice              Corporation, October 1988-October 1997;
President since October 1997       Senior Executive Vice President of Wachovia
                                   Bank, N.A. since July 1997; Chairman of
                                   Wachovia Bank of Georgia, N.A., January 1994-
                                   June 1997; Chairman of Wachovia Bank of South
                                   Carolina, N.A., July 1995-June 1997;
                                   President and Chief Executive Officer of
                                   Wachovia Bank of Georgia, N.A., January 1993-
                                   January 1995; President and Chief Executive
                                   Officer of Wachovia Corporate Services, Inc.
                                   until July 1994; President and Chief
                                   Executive Officer of Wachovia Corporation of
                                   Georgia, January 1993-March 1993; Employed in
                                   1973.


Donald K. Truslow, 39              Senior Vice President of Wachovia
Executive Vice President           Corporation, April 1996-October 1997;
since October 1997, Comptroller    Executive Vice President, Wachovia
since June 1996 and Treasurer      Corporate Services, September 1995-
since January 1998                 April 1996; Executive Vice President
                                   and Chief Credit Officer, Wachovia Bank of
                                   South Carolina, N.A., January 1992-September
                                   1995. Employed in 1980.

Name, Age                          Business Experience During Past
and Position                       Five Years and Year Employed
------------                       ----------------------------

Beverly B. Wells, 47               Manager of Consumer Lending and
Executive Vice President           Emerging Businesses since September
since October 1997                 1997; President of Wachovia Bank Card
                                   Services, 1994-1997; Manager of Wachovia
                                   Treasury Services, 1993- 1994; Employed in
                                   1976.


During the past five years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to an evaluation of the ability or integrity of any of Wachovia's executive officers, directors, or any persons nominated to become directors.

PART IV

Item 14. Exhibits

       2.1 Agreement and Plan of Merger, dated as of November 17, 1997, by and between Wachovia Corporation, The American Bank of Hollywood and Ameribank Bancshares, Inc.

       2.2 Agreement and Plan of Merger, dated as of August 6, 1997, by and between Wachovia Corporation and 1st United Bancorp (Exhibit 2.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1997, File No. 1-9021*).

       2.3 Agreement and Plan of Merger, dated as of June 23, 1997, by and between Wachovia Corporation and Central Fidelity Banks, Inc. (Exhibit 2.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1997, File No. 1-9021*).

       2.4 Agreement and Plan of Merger, dated as of June 9, 1997, by and between Wachovia Corporation and Jefferson Bankshares, Inc. (Exhibit 2.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1997, File No. 1-9021*).

       3.1 Amended and Restated Articles of Incorporation of the registrant (Exhibit 3.1 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

       3.2 Bylaws of the registrant as amended (Exhibit 3.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1997, File No. 1-9021*).

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

       4.11 Indenture between Wachovia Corporation, Wachovia Capital Trust II and First National Bank of Chicago, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). (Exhibit 4 (c) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365.)

       4.12 Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities (Exhibit 4(b)(iv) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).

       4.13 Preferred Securities Guarantee Agreement of Wachovia Corporation (Exhibit 4 (g) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).
       4.14 Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as trustee, relating to $150,000,000 principal amount of subordinated debt securities (Exhibit 4.1 to Form 8-K of
                Central Fidelity Banks, Inc., dated November 18, 1992, File
                No. 0-8829).
       4.15 Indenture between Central Fidelity Banks, Inc., Central Fidelity Capital Trust I and The Bank of New York, as trustee, relating to $100,000,000 Floating Rate Junior Subordinated Debentures (Exhibit 4.1 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917).
                                       8

       4.16   Amended and Restated Declaration of Trust of Central
                Fidelity Capital Trust I (Exhibit 4.4 to Form S-3
                Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917).
       4.17 Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (Exhibit 4.6 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated as of April 23, 1997, File No. 333-28917
       10.1 Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A. (Exhibit 10.1 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1992, File No. 1-9021*).
       10.2   1983 Amendment to Deferred Compensation Plan described in Exhibit
                10.1 hereto (Exhibit 10.2 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1992, File No. 1-9021*).

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

       10.6 1996 Declaration of Amendment to 1986 Senior Management Stock Option Plan as described in Exhibit 10.4 hereto. (Exhibit 10.6 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

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

       10.11 Amendment to Employment Agreements described in Exhibit 10.9 hereto with L.M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast and Walter E. Leonard, Jr. (Exhibit 10.11 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

       10.12 Amended and Restated Employment Agreements described in 10.9 hereto with L.M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast and Walter E. Leonard, Jr. (Exhibit 10 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1997, File No. 1-9021*).

       10.13  Amendment to Employment Agreement described in Exhibit 10.9 hereto with Hugh M. Durden. (Exhibit 10.12 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

       10.14 Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.16 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

       10.15  Amendment to Agreement between Wachovia Corporation and Mr. John
                G. Medlin, Jr. described in Exhibit 10.14 hereto(Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

       10.16 Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr.(Exhibit 10.18 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).

       10.17  Amendment to Executive Retirement Agreement described in Exhibit
                10.16 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).

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

       10.20 Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr., G. Joseph Prendergast, Walter E. Leonard, Jr., and Hugh M. Durden, dated as of January 27, 1995 (Exhibit 10.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

       10.21 Executive Retirement Agreement between Wachovia Corporation and Mr. Robert S. McCoy, Jr. (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

       10.22  Amendment to Executive Retirement Agreements described in Exhibits
                10.20 and 10.21 hereto. (Exhibit 10.21 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

       10.23 Senior Management and Director Stock Plan of Wachovia Corporation (Exhibit 10 to Quarterly Report on Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File
                No. 1-9021*).

       10.24 1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.23 hereto (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for fiscal year ended December 31, 1989, File No. 1-9021*).

       10.25 1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.23 hereto. (Exhibit 10.24 to Report on Form 10-K of Wachovia Corporation for fiscal year ended December 31, 1996, File No. 1-9021*).

       10.26 Deferred Compensation Plan dated as of January 19, 1987 as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1986, File No. 0-7042*).

       10.27 Amendment to Deferred Compensation Plan described in Exhibit 10.26 hereto (Exhibit 19(b) to Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).

       10.28 Amendment to Deferred Compensation Plan described in Exhibit 10.26 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).

       10.29 Amendment to Deferred Compensation Plan described in Exhibit 10.26 hereto (Exhibit 10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

       10.30 Amended and Restated Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration No. 033-53325.)

       10.31  Wachovia Corporation Director Deferred Stock Unit Plan. (Exhibit
                10.37 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

       10.32  Wachovia Corporation Incentive Plan Deferral Arrangement (Exhibit
                10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

       10.33 Wachovia Corporation Executive Insurance Plan (Exhibit 10.36 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

       10.34  Executive Long Term Disability Income Plan.

       10.35 Form 11-K of the Wachovia Corporation Retirement Savings and Profit-Sharing Plan, to be filed as an amendment to Form 10-K for the year ended December 31, 1997.

       11     Computation of Earnings Per Share (Note P to 1997 Consolidated
                Financial Statements of Wachovia Corporation and Subsidiaries, page 68 of 1997 Annual Report to Shareholders*).

       12     Statement setting forth computation of ratio of earnings to fixed charges.

       13     Wachovia Corporation 1997 Annual Report to Shareholders, with the
                Report of Independent Auditors therein being manually signed in one copy by Ernst & Young LLP. (Except for those portions thereof which are expressly incorporated by reference herein, this report is not "filed" as a part of this Report on Form 10-K).

         21 Subsidiaries of the Registrant (listed under "Subsidiaries of Wachovia Corporation" and included on page 2 of Report on Form 10-K for the fiscal year ended December 31, 1997*).

         23.1   Consent of Ernst & Young LLP.

         23.2   Consent of KPMG Peat Marwick LLP.

         24     Power of Attorney.
         27.1   Financial Data Schedule (for SEC purposes only).
         27.2   1996 restated Financial Data Schedule (for SEC purposes only).
         27.3   1995 restated Financial Data Schedule (for SEC purposes only).
         27.4   Third quarter 1997 restated Financial Data Schedule (for
                SEC purposes only).
         27.5   Second quarter 1997 restated Financial Data Schedule (for
                SEC  purposes only).
         27.6   First quarter 1997 restated Financial Data Schedule (for SEC purposes only).
         27.7   Third quarter 1996 restated Financial Data Schedule (for SEC purposes only).
         27.8   Second quarter 1996 restated Financial Data Schedule (for SEC purposes only).
         27.9   First quarter 1996 restated Financial Data Schedule (for SEC purposes only).

         99.1 Opinion of KPMG Peat Marwick LLP, Independent Accountants, on the financial statements of Central Fidelity National Bank and subsidiaries, a wholly-owned subsidiary of Wachovia Corporation.

         99.2 Opinion of KPMG Peat Marwick LLP, Independent Accountants, on the financial statements of Central Fidelity Banks, Inc. and subsidiaries.

       *      Incorporated by reference.