Form 10-Q
period 1998-03-31
WACHOVIA CORP/ NC
filed 1998-05-14
CIK 774203

----------------
 1998 Form 10-Q
--------------------------------------------------------------------------------
United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1998
Commission File Number 1-9021



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

As of March 31, 1998, Wachovia Corporation had 206,131,388 shares of common stock outstanding.


Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Documents Incorporated by Reference
--------------------------------------------------------------------------------

Portions of the financial supplement for the quarter ended March 31, 1998 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission (SEC).


Part I   Financial Information
Item 1   Financial Statements (unaudited)                     Page
         Selected Period-End Data                                  3
         Common Stock Data -- Per Share                            3
         Consolidated Statements of Condition                     26
         Consolidated Statements of Income                        27
         Consolidated Statements of Shareholders' Equity          28
         Consolidated Statements of Cash Flows                    29
Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations        2,4-25
Item 3   Quantitative and Qualitative
         Disclosures about Market Risk                         12-15

Part II Other Information





Item 6    Exhibits and Reports on Form 8-K

 a)   2.1  Agreement and Plan of Merger, dated as of November 17, 1997, by and between Wachovia Corporation, The American Bank of
             Hollywood and Ameribank Bancshares, Inc.
      3.1  Amended and Restated Articles of Incorporation of the registrant
             (Exhibit 3.1 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).
      3.2  Bylaws of the registrant as amended (Exhibit 3.2 to Quarterly
             Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1997, File No. 1-9021*).
      4.1  Article IV, VII, IX, X and XI of the registrant's Amended and
             Restated Articles of Incorporation (Included in Exhibit 3.1 hereto).
      4.2  Article 1, Section 1.8, and Article 6 of the registrant's Bylaws
             (included in Exhibit 3.2 hereto).
      4.3  Indenture dated as of May 15, 1986 between South Carolina
             National Corporation and Morgan Guaranty Trust Company of New
             York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures due in 2001 (Exhibit
             28 to S-3 Registration Statement of South Carolina National
             Corporation, File No. 33-7710*).
      4.4 First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation, Wachovia
             Corporation and Morgan Guaranty Trust Company of New York, as
             Trustee, amending the Indenture described in Exhibit 4.3 hereto (Exhibit 4.10 to Report on Form 10-K of Wachovia
             Corporation for the fiscal year ended December 31, 1991, File
             No. 1-9021*).
      4.5  Indenture dated as of March 15, 1991 between South Carolina
             National Corporation and Bankers Trust Company, as Trustee, relating to certain unsecured subordinated securities (Exhibit
             4(a) to S-3 Registration Statement of South Carolina National
             Corporation, File No. 33-39754*).
      4.6 First Supplemental Indenture dated as of January 24, 1992 by and among South Carolina National Corporation. Wachovia Corporation and Bankers Trust Company, as Trustee, amending the Indenture described in Exhibit 4.5 hereto (Exhibit 4.12 to Report on Form
             10-K of Wachovia Corporation for the fiscal year ended December
             31, 1991, File No. 1-9021*).
      4.7  Indenture dated as of August 22, 1989 between First Wachovia
             Corporation and The Philadelphia National Bank, as Trustee, relating to $300,000,000 principal amount of subordinated debt securities (Exhibit 4(c) to S-3 (Shelf) Registration Statement of First Wachovia Corporation, File No. 33-30721*).
      4.8 First Supplemental Indenture, dated as of September 15, 1992 between Wachovia Corporation and CoreStates Bank, National
             Association, as Trustee, amending the Indenture described in
             Exhibit 4.7 hereto (Exhibit 4(d) to Report on Form 8 of
             Wachovia Corporation, filed on October 15, 1992, File No.
             1-9021*).
      4.9 Indenture dated as of March 1, 1993 between Wachovia Corporation and CoreStates Bank, National Association, as Trustee, relating to subordinated debt securities (Exhibit 4 to S-3 (Shelf)
             Registration Statement of Wachovia Corporation, File No.
             333-06319*).
      4.10 Indenture dated as of August 15, 1996 between Wachovia
             Corporation and The Chase Manhattan Bank, as Trustee, relating to senior securities (Exhibit 4 (a) of Post-Effective Amendment
             No. 1 to Form S-3 (Shelf) Registration Statement of Wachovia
             Corporation, File No. 33-6280*).
      4.11 Indenture between Wachovia Corporation, Wachovia Capital Trust
             II and First National Bank of Chicago, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest
             Debentures (Junior Subordinated Debentures). (Exhibit 4 (c) of Amendment No. 1 to Form S-3 Registration Statement of
             Wachovia Corporation and Wachovia Capital Trust II dated
             January 22, 1997, File No. 333-19365.)
      4.12 Amended and Restated Declaration of Trust of Wachovia Capital
             Trust II, relating to Preferred Securities (Exhibit 4(b) (iv) of Amendment No. 1 to Form S-3 Registration Statement of
             Wachovia Corporation and Wachovia Capital Trust II dated
             January 22, 1997, File No. 333-19365).
      4.13 Preferred Securities Guarantee Agreement of Wachovia Corporation
             (Exhibit 4 (g) of Amendment No. 1 to Form S-3 Registration
             Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).
      4.14 Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as Trustee, relating to $150,000,000 principal amount of subordinated debt securities (Exhibit 4.1 to Form 8-K of Central Fidelity Banks, Inc., dated November 18, 1992, File
             No. 0-8829).
      4.15 Indenture between Central Fidelity Banks, Inc., Central Fidelity
             Capital Trust I and The Bank of New York, as Trustee, relating to $100,000,000 Floating Rate Junior Subordinated Debentures
             (Exhibit 4.1 to Form S-3 Registration Statement of Central
             Fidelity Banks, Inc., dated April 23, 1997, File No.
             333-28917).
      4.16 Amended and Restated Declaration of Trust of Central Fidelity
             Capital Trust I (Exhibit 4.4 to Form S-3 Registration
             Statement of Central Fidelity Banks, Inc., dated April 23,
             1997, File No. 333-28917).
      4.17 Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (Exhibit 4.6 to Form S-3 Registration Statement of
             Central Fidelity Banks, Inc., dated as of April 23, 1997, File
             No. 333-28917).
      10.1 Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A.
              (Exhibit 10.1 to Report on Form 10-K of Wachovia Corporation for fiscal year ended December 31, 1992, File No. 1-9021*).
      10.2 1983 Amendment to Deferred Compensation Plan described in Exhibit 10.1 hereto (Exhibit 10.2 to Report on Form 10-K of Wachoiva Corporation for the fiscal year ended December 31, 1992, File No. 1-9021*).
      10.3 1986 Amendment to Deferred Compensation Plan described in Exhibit 10.1 hereto (Exhibit 10.9 to Report on Form 10-K of First Wachovia
              Corporation for the fiscal year ended December 31, 1986, File
              No. 1-9021*).
      10.4 1986 Senior Management Stock Option Plan for Wachovia Corporation
              (Exhibit 10.20 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).
      10.5 1987 Declaration of Amendment to 1986 Senior Management Stock Option
              Plan described in Exhibit 10.4 hereto (Exhibit 10.21 to Report on
              Form 10-K of First Wachovia Corporation for the fiscal year ended
              December 31, 1986, File No. 1-921*).
      10.6 1996 Declaration of Amendment to 1986 Senior Management Stock Option
              Plan as described in Exhibit 10.4 hereto (Exhibit 10.6 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended
              December 31, 1996, File No. 1-9021*).
      10.7 Senior Management Incentive Plan of Wachovia Corporation as amended through April 22, 1994 (Exhibit 10.2 to Quarterly Report on Form
              10-Q of Wachovia Corporation of the quarter ended March 31, 1994,
              File No. 1-9021*).
      10.8 Retirement Savings and Profit-Sharing Benefit Equalization Plan of
              Wachovia Corporation (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File
              No. 1-9021*).
      10.9 Form of Employment Agreement between Wachovia Corporation and L.M.
              Baker , Jr., Robert S. McCoy, Jr., G. Joseph Prendergast and Walter
              E. Leonard, Jr. (Exhibit 10 to Quarterly Report on Form 10-Q of
              Wachovia Corporation for the quarter ended March 31, 1997, File
              No. 1-9021*).
     10.10 Form of Employment between Wachovia Corporation and Hugh M. Durden
              Exhibit 10.12 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).
     10.11 Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr.
              (Exhibit 10.16 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).








     10.12 Amendment to Agreement between Wachovia Corporation and Mr. John G.
              Medlin, Jr. described in Exhibit 10.14 hereto (Exhibit 10.4 to
              Quarterly Report on Form 10-Q of Wachovia Corporation for the
              quarter ended June 30, 1995, File No. 1-9021*).
     10.13 Executive Retirement Agreement between Wachovia Corporation and Mr.
              John G. Medlin, Jr. (Exhibit 10.18 to Report on Form 10-K of First
              Wachovia Corporation for the fiscal year ended December 31, 1987,
              File no. 1-9021*)
     10.14 Amendment to Executive Retirement Agreement described in Exhibit 10.16 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia
              Corporation for the fiscal year ended December 31, 1991, File No.
              1-9021*).
     10.15 Amendment to Executive Retirement Agreement between Wachovia
              Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.3 to Quarterly
              Report on Form 10-Q of Wachovia Corporation for the quarter ended
              September 30, 1993, File No. 1-9021*).
     10.16 Amendment to Executive Retirement Agreement between Wachovia
              Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.4 to Quarterly
              Report on Form 10-Q of Wachovia Corporation for the quarter ended
              September 30, 1993, File No. 1-9021*).
     10.17 Executive Retirement Agreements between Wachovia Corporation and Messrs.
              L.M. Baker, Jr., G. Joseph Prendergast, Walter E. Leonard, Jr.,
              and Hugh M. Durden, dated as of January 27, 1995 (Exhibit 10.1 to
              Quarterly Report on Form 10-Q of Wachovia Corporation for the
              quarter ended June 30, 1995, File No. 1-9021*).
     10.18 Executive Retirement Agreement between Wachovia Corporation and Mr.
              Robert S. McCoy, Jr. (Exhibit 10.2 to Quarterly Report on Form 10-Q
              of Wachovia Corporation for the quarter ended June 30, 1995, File
              No. 1-9021*).
     10.19 Amendment to Executive Retirement Agreements described in Exhibits
              10.20 and 10.21 hereto (Exhibit 10.21 to Report on Form 10-K of
              Wachovia Corporation for the fiscal year ended December 31, 1996,
              File No. 1-9021*).
     10.20 Senior Management and Director Stock Plan of Wachovia Corporation
              (Exhibit 10 to Quarterly Report on Form 10-Q of First Wachovia
              Corporation for the quarter ended March 31, 1989, File No. 1-9021*).
     10.21 1990 Declaration of Amendment to Senior Management and Director Stock
              Plan as described in Exhibit 10.23 hereto (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for fiscal year ended
              December 31, 1989, File No. 1-9021*).
     10-22 1996 Declaration of Amendment to Senior Management and Director Stock
              Plan as described in Exhibit 10.23 hereto (Exhibit 10.24 to Report on Form 10-K of Wachovia Corporation for fiscal year ended December
              31, 1996, File No. 1-9021*).
     10.23 Deferred Compensation Plan dated as of January 19, 1987, as amended
              (Exhibit 10(c) to Report on Form 10-K of South Carolina National
              Corporation for the fiscal year ended December 31, 1986, File No.
              0-7042*).

     10.24 Amendment to Deferred Compensation Plan described in Exhibit 10.26 hereto (Exhibit 19(b) to Quarterly Report on Form 10-Q of South
              Carolina National Corporation for the quarter ended September 30,
              1987, File No. 0-7042*).

     10.25 Amendment to Deferred Compensation Plan described in Exhibit 10.26 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina
               National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).

     10.26 Amendment to Deferred Compensation Plan described in Exhibit 10.26 hereto (Exhibit 10.35 to Report on Form 10-K of Wachovia
               Corporation for the fiscal year ended December 31, 1993, File No.
               1-9021*).

     10.27 Amended and Restated Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement No. 033-53325*).

     10.28  Wachovia Corporation Director Deferred Stock Unit Plan (Exhibit
               10.37 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

     10.29  Wachovia Corporation Incentive Plan Deferral Arrangement (Exhibit
               10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

     10.30  Wachovia Corporation Executive Insurance Plan (Exhibit 10.36 to
               Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

     10.31  Executive Long Term Disability Income Plan.

     11     Computation of Earnings per Share (Table 3 on page 6 of the first quarter 1998 financial supplement*).

     12     Statement setting forth computation of ratio of earnings to fixed charges.

     27     Financial Data Schedule (For SEC purposes only).



*   Incorporated by reference.

b) A Current Report on Form 8-K dated February 13, 1998 was filed with the Securities and Exchange Commission to publish financial results for the one-month period ended January 31, 1998.

Signatures
--------------------------------------------------------------------------------
       Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WACHOVIA CORPORATION



  May 13, 1998   ROBERT S. McCOY, JR.                May 13, 1998   DONALD K. TRUSLOW
                 ---------------------------------                  ------------------
                 Robert S. McCoy, Jr.                               Donald K. Truslow
                 Senior Executive Vice President                    Comptroller
                 and Chief Financial Officer

                          (Wachovia Logo appears here)
                              Financial Supplement



                                 And Form 10-Q




                               First Quarter 1998

---------------------------------------------------
 Directors and Officers
--------------------------------------------------------------------------------
Directors of Wachovia Corporation and Wachovia Bank, N.A.

L.M. Baker, Jr.
Chairman, President and
Chief Executive Officer


James S. Balloun
Chairman, President and
Chief Executive Officer
National Service Industries, Inc.


James F. Betts
Consultant and
Former President
USLIFE Corporation


Peter C. Browning
President and
Chief Executive Officer
Sonoco Products Company


John T. Casteen III
President
University of Virginia


John L. Clendenin
Chairman Emeritus
BellSouth Corporation

Lawrence M. Gressette, Jr.
Chairman of the
Executive Committee
SCANA Corporation


Thomas K. Hearn, Jr.
President
Wake Forest University


George W. Henderson III
President and
Chief Executive Officer
Burlington Industries, Inc.


W. Hayne Hipp
President and
Chief Executive Officer
The Liberty Corporation


Robert A. Ingram
Chief Executive Officer
Glaxo Wellcome plc
Chairman, Chief Executive
Officer and President
Glaxo Wellcome Inc.

George R. Lewis
President and
Chief Executive Officer
Philip Morris Capital Corporation


John G. Medlin, Jr.
Chairman Emeritus


Lloyd U. Noland, III
Chairman, President and
Chief Executive Officer
Noland Company


Sherwood H. Smith, Jr.
Chairman of the Board
Carolina Power & Light Company


John C. Whitaker, Jr.
Chairman and
Chief Executive Officer
Inmar Enterprises, Inc.

Principal Corporate Officers of Wachovia Corporation

L.M. Baker, Jr.
Chairman, President and
Chief Executive Officer


Mickey W. Dry
Senior Executive Vice President
Chief Credit Officer

Walter E. Leonard, Jr.
Senior Executive Vice President
Operations/Technology


Kenneth W. McAllister
Senior Executive Vice President
General Counsel/Administrative Services

Robert S. McCoy, Jr.
Senior Executive Vice President
Chief Financial Officer


G. Joseph Prendergast
Senior Executive Vice President
General Banking

---------------------------------------------------------------
 Forward-Looking Statements
--------------------------------------------------------------------------------

The Private Securities Litigation Reform Act of 1995 evidences Congress' determination that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements by corporate management. The corporation's Financial Supplement and Form 10-Q can contain forward-looking statements that involve risk and uncertainty. To comply with the terms of the safe harbor, the corporation notes that a variety of factors could cause the corporation's actual results and experience to differ materially from anticipated results or other expectations expressed in any forward-looking statements.

The risks and uncertainties that may affect the operations, performance, development, growth projections and results of the corporation's business include, but are not limited to, the growth of the economy, interest rate movements, timely development by the corporation of technology enhancements for its products and operating systems, the impact of competitive products, services and pricing, customer business requirements, Congressional legislation and similar matters. Readers of this report are cautioned not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events. Actual results, accordingly, may differ materially from management expectations.

--------------------------
 Selected Period-End Data
--------------------------------------------------------------------------------

                                                   March 31     March 31
                                                       1998         1997
                                                  -------       -------
Banking offices:
 North Carolina ...............................       203           219
 Virginia .....................................       263           248
 Georgia ......................................       131           123
 South Carolina ...............................       125           131
 Florida ......................................        34            --
                                                  -------       -------
  Total .......................................       756           721
                                                  =======       =======
Automated banking machines:
 North Carolina ...............................       437           374
 Virginia .....................................       302           228
 Georgia ......................................       288           232
 South Carolina ...............................       276           224
 Florida ......................................         6            --
                                                  -------       -------
  Total .......................................     1,309         1,058
                                                  =======       =======
Employees (full-time equivalent) ..............    21,512        20,272
Common stock shareholders of record ...........    55,111        47,710
Common shares outstanding (thousands) .........   206,131       198,476

--------------------------------
 Common Stock Data -- Per Share
--------------------------------------------------------------------------------

                                            1998                               1997
                                          ------     ----------------------------------------------------
                                           First       Fourth         Third        Second         First
                                         Quarter       Quarter       Quarter       Quarter       Quarter
                                         -------     ---------       -------       -------       -------
Market value:*
 Period-end ........................    $  84.81      $  81.13      $  72.00      $  58.31      $  54.50
 High ..............................       85.75         83.94         72.38         66.88         64.63
 Low ...............................       72.75         71.06         58.19         53.50         54.50
Book value at period-end** .........       25.40         25.13         23.31         23.07         22.75
Dividend* ..........................         .44           .44           .44           .40           .40
Price/earnings ratio*** ............        28.9x         27.6x         17.7x         14.5x         13.9x

* Information before the fourth quarter 1997 represents that of Wachovia Corporation prior to merger with Central Fidelity Banks, Inc.
** Book value per share has been restated to reflect the merger with Central Fidelity Banks, Inc., as a pooling-of-interests.
*** Based on the most recent twelve months of net income per diluted share and end of period stock price. Information for periods before the fourth quarter 1997 represents Wachovia prior to merger with Central Fidelity Banks, Inc. Excluding the after-tax impact of nonrecurring charges, the first quarter 1998 and fourth quarter 1997 price earnings ratios were 21.0x and 20.5x, respectively.



-----------------------
 Financial Information
--------------------------------------------------------------------------------
Wachovia Shareholder Direct
Shareholders and other interested individuals can access timely corporate information on Wachovia, such as earnings and dividend announcements, by calling 1-888-4WB-NEWS (1-888-492-6397).



Internet Address


The corporation's Internet address is: www.wachovia.com



Investor Contact


Robert S. McCoy, Jr.     James C. Mabry
Chief Financial Officer  Senior Vice President
(336) 732-5926           Investor Relations
Winston-Salem, NC 27150  (336) 732-5788
                         Winston-Salem, NC 27150

Management's Discussion and Analysis of Financial Condition
and Results of Operations
---------------------------
 Financial Summary Table 1
--------------------------------------------------------------------------------

                                                         Twelve
                                                         Months             1998        1997
                                                         Ended           ---------   ----------
                                                       March 31             First       Fourth
                                                          1998             Quarter      Quarter
                                                     -----------         ---------   ----------
Summary of Operations
(thousands, except per share data)
Interest income .................................... $4,391,989        $ 1,147,829    $1,119,617
Interest expense ...................................  2,231,531            578,686       564,145
                                                     -----------       -----------   -----------
Net interest income ................................  2,160,458            569,143       555,472
Provision for loan losses (1) ......................    276,844             74,126        76,915
                                                     -----------       -----------   -----------
Net interest income after provision for loan
 losses ............................................  1,883,614            495,017       478,557
Other operating revenue ............................  1,062,622            283,723       263,258
Investment securities gains (losses) (2) ...........      3,053              3,157        (1,693)
                                                     -----------       -----------   -----------
Total other income .................................  1,065,675            286,880       261,565
Personnel expense ..................................    953,242            259,724       244,250
Nonrecurring charges (3) ...........................    323,100             35,568       287,532
Other expense ......................................    796,027            198,957       200,636
                                                     -----------       -----------   -----------
Total other expense ................................  2,072,369            494,249       732,418
Income before income taxes .........................    876,920            287,648         7,704
Applicable income taxes ............................    282,268             92,327         4,100
                                                     -----------       -----------   -----------
Net income (4) ..................................... $  594,652        $   195,321    $    3,604
                                                     ===========       ===========   ===========
Net income per common share:
 Basic ............................................. $     2.99        $       .95    $      .02
 Diluted (4) ....................................... $     2.93        $       .93    $      .02
Cash dividends paid per common share (5) ........... $     1.72        $       .44    $      .44
Cash dividends paid on common stock (6) ............ $  339,587        $    90,589    $   87,045
Cash dividend payout ratio (7) .....................      41.18%             41.52%        41.31%
Average basic shares outstanding ...................    199,716            205,894       201,415
Average diluted shares outstanding .................    203,591            210,158       205,934
Selected Average Balances (millions)
Total assets ....................................... $   59,284        $    63,133    $   59,835
Loans -- net of unearned income ....................     41,079             43,749        41,770
Investment securities ..............................     10,703             10,737        10,225
Other interest-earning assets ......................      1,523              1,630         1,637
Total interest-earning assets ......................     53,305             56,116        53,632
Interest-bearing deposits ..........................     30,470             32,455        30,706
Short-term borrowed funds ..........................      9,537             10,635         9,444
Long-term debt .....................................      6,033              6,107         5,935
Total interest-bearing liabilities .................     46,040             49,197        46,085
Noninterest-bearing deposits .......................      7,090              7,240         7,484
Total deposits .....................................     37,560             39,695        38,190
Shareholders' equity ...............................      4,689              5,109         4,884
Ratios (averages)
Annualized net loan losses to loans ................        .67%               .68%          .73%
Annualized net yield on interest-earning assets.....       4.16               4.21          4.21
Shareholders' equity to
 Total assets ......................................       7.91               8.09          8.16
 Net loans .........................................      11.56              11.82         11.85
Annualized return on assets (8) ....................       1.00               1.24           .02
Annualized return on shareholders'
 equity (8) ........................................      12.68              15.29           .30



                                                                            1997
                                                          -------------------------------------------
                                                          Third          Second           First
                                                         Quarter         Quarter         Quarter
                                                         ------          ------          ------


Summary of Operations
(thousands, except per share data)
Interest income ....................................   $ 1,072,921     $ 1,051,622     $ 1,018,225
Interest expense ...................................       549,277         539,423         515,973
                                                       -----------     -----------     -----------
Net interest income ................................       523,644         512,199         502,252
Provision for loan losses (1) ......................        62,756          63,047          62,231
                                                       -----------     -----------     -----------
Net interest income after provision for loan
 losses ............................................       460,888         449,152         440,021
Other operating revenue ............................       256,047         259,594         226,869
Investment securities gains (losses) (2) ...........         1,091             498           1,558
                                                       -----------     -----------     -----------
Total other income .................................       257,138         260,092         228,427
Personnel expense ..................................       230,352         218,916         211,639
Nonrecurring charges (3) ...........................            --              --              --
Other expense ......................................       194,949         201,485         176,962
                                                       -----------     -----------     -----------
Total other expense ................................       425,301         420,401         388,601
Income before income taxes .........................       292,725         288,843         279,847
Applicable income taxes ............................        93,803          92,038          86,372
                                                       -----------     -----------     -----------
Net income (4) .....................................   $   198,922     $   196,805     $   193,475
                                                       ===========     ===========     ===========
Net income per common share:
 Basic .............................................   $      1.02      $     1.00      $      .97
 Diluted (4) .......................................   $      1.00      $      .98      $      .95
Cash dividends paid per common share (5) ...........   $       .44      $      .40      $      .40
Cash dividends paid on common stock (6) ............   $    83,952      $   78,001      $   78,305
Cash dividend payout ratio (7) .....................         42.20%          39.63%          40.47%
Average basic shares outstanding ...................       194,981         196,676         200,110
Average diluted shares outstanding .................       198,555         199,819         203,307
Selected Average Balances (millions)
Total assets .......................................   $    57,183     $    57,044     $    56,333
Loans -- net of unearned income ....................        39,731          39,100          38,223
Investment securities ..............................        10,724          11,129          11,370
Other interest-earning assets ......................         1,457           1,370           1,316
Total interest-earning assets ......................        51,912          51,599          50,909
Interest-bearing deposits ..........................        29,300          29,450          28,857
Short-term borrowed funds ..........................         9,172           8,917           8,403
Long-term debt .....................................         6,031           6,063           6,465
Total interest-bearing liabilities .................        44,503          44,430          43,725
Noninterest-bearing deposits .......................         6,843           6,789           6,612
Total deposits .....................................        36,143          36,239          35,469
Shareholders' equity ...............................         4,391           4,376           4,479
Ratios (averages)
Annualized net loan losses to loans ................           .63%            .64%            .65%
Annualized net yield on interest-earning assets.....          4.12            4.10            4.13
Shareholders' equity to
 Total assets ......................................          7.68            7.67            7.95
 Net loans .........................................         11.20           11.34           11.88
Annualized return on assets (8) ....................          1.39            1.38            1.37
Annualized return on shareholders'
 equity (8) ........................................         18.12           17.99           17.28

(1) Includes $10,845 in nonrecurring merger-related provision in the twelve months ended March 31, 1998 and in the 1997 fourth quarter.
(2) Includes $4,639 of nonrecurring losses to restructure the available-for-sale portfolio in the twelve months ended March 31, 1998 and in 1997 fourth quarter.
(3) Nonrecurring charges in the twelve months ended March 31, 1998 include merger-related items of $255,898 and personal computer charges of $67,202. Nonrecurring charges in the 1998 first quarter include merger-related items of $35,568. Nonrecurring charges in the 1997 fourth quarter include merger-related charges of $220,330 and personal computer impairment charge of $67,202.
(4) Net income excluding nonrecurring items was $824,622 in the twelve months ended March 31, 1998, $218,168 in the 1998 first quarter and $210,727 in the 1997 fourth quarter. Net income per diluted share excluding nonrecurring items was $4.04 in the twelve months ended March 31, 1998, $1.04 in the 1998 first quarter and $1.02 in the 1997 fourth quarter.
(5) Cash dividends per common share are those of Wachovia Corporation prior to the merger with Central Fidelity Banks, Inc.
(6) Includes amounts of pooled companies.
(7) Includes amounts of pooled companies and excludes the after-tax impact of nonrecurring charges. Cash dividend payout ratio including nonrecurring items was 57.11% in the twelve months ended March 31, 1998, 46.38% in the 1998 first quarter and 2415.23% in the 1997 fourth quarter.
(8) Excluding the after-tax impact of nonrecurring charges of $229,970 in the twelve months ended March 31, 1998, annualized returns were 1.39% on assets and 17.59% on shareholders' equity. Excluding the after-tax impact of nonrecurring charges of $22,847 in the 1998 first quarter, annualized returns were 1.38% on assets and 17.08% on shareholders' equity. Excluding the after-tax impact of nonrecurring charges of $207,123 in the 1997 fourth quarter, annualized returns were 1.41% on assets and 17.26% on shareholders' equity.

              --------------------------
               Results of Operations
              -----------------------------------------------------------------

Overview Wachovia Corporation ("Wachovia") is a southeastern interstate bank holding company with dual head quarters in Atlanta, Georgia, and Winston-Salem, North Carolina. The corporation's principal banking subsidiaries are Wachovia Bank, N. A., which maintains operations in Georgia, North Carolina, South Carolina and Virginia; First National Bank of Atlanta, which provides credit card services; and 1st United Bank, which operates in Florida. On March 20, 1998, Central Fidelity National Bank and Jefferson National Bank were merged into Wachovia Bank, N. A. On April 1, 1998, Wachovia Corporation acquired Ameribank Bancshares, Inc., a $280 million asset Florida bank holding company and parent of American Bank of Hollywood, Florida. The acquisition was accounted for as a purchase transaction. Subsequent to the acquisition, American Bank was merged into 1st United Bank, which became a subsidiary of Wachovia Corporation on November 11, 1997. It is anticipated that 1st United Bank will be merged into Wachovia Bank, N. A., in late summer 1998.

              The corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book values, and, therefore, some dilution of the corporation's book value and net income per share may occur in connection with any future transactions.

              Economic growth in the U.S. continued at a moderately strong pace in the first quarter of 1998, with gross domestic product up an annualized 4.2 percent from the preceding three months based on advance estimates. Seasonally adjusted unemployment for the nation remained unchanged from the fourth quarter of 1997 at 4.7 percent. Within Wachovia's primary operating states, economic conditions for the period were good. Seasonally adjusted unemployment averaged 4.7 percent in Florida, 4.1 percent in Georgia, 3.7 percent in North Carolina, 3.2 percent in South Carolina and 3.3 percent in Virginia.

              Wachovia's net income for the first quarter of 1998 was $195.321 million or $.93 per diluted share compared with $193.475 million or $.95 per diluted share a year earlier. Results for the quarter included $35.568 million, pretax, in previously announced merger-related charges, taken primarily for systems conversions and signage changes in Virginia. The net impact of the charges was $22.847 million, after-tax, or $.11 per diluted share. On an operating basis, excluding the merger-related charges, net income for the first quarter of 1998 totaled $218.168 million or $1.04 per diluted share. Remaining integration charges of between $15 million to $20 million, pretax, are expected to be taken later in 1998, primarily in the second quarter of the year.

              Expanded discussion of operating results and the corporation's financial condition is presented in the following narrative with accompanying tables. Interest income is stated on a taxable equivalent basis, which is adjusted for the tax-favored status of earnings from certain loans and investments. References to changes in assets and liabilities represent daily average levels unless otherwise noted. Prior year financial results have been restated to reflect the corporation's pooling-of-interests merger with Central Fidelity Banks, Inc., effective December 15, 1997 but have not been restated for the corporation's purchase acquisitions of Jefferson Bankshares, Inc., and 1st United Bancorp in the fourth quarter of 1997.

-------------------------------------------------
 Components of Earnings Per Basic Share Table 2
--------------------------------------------------------------------------------

                                                                     1998          1997
                                                                    First         First
                                                                  Quarter       Quarter       Change
                                                                  -------       -------       ----
Interest income .............................................    $   5.57      $   5.09       $  .48
Interest expense ............................................        2.81          2.58          .23
                                                                 --------      --------       ------
Net interest income .........................................        2.76          2.51          .25
Provision for loan losses ...................................         .36           .31          .05
                                                                 --------      --------       ------
Net interest income after provision for loan losses .........        2.40          2.20          .20
Other operating revenue .....................................        1.38          1.13          .25
Investment securities gains .................................         .02           .01          .01
                                                                 --------      --------       ------
Total other income ..........................................        1.40          1.14          .26
Personnel expense ...........................................        1.26          1.06          .20
Merger-related charges ......................................         .17            --          .17
Other expense ...............................................         .97           .88          .09
                                                                 --------      --------       ------
Total other expense .........................................        2.40          1.94          .46
Income before income taxes ..................................        1.40          1.40           --
Applicable income taxes .....................................         .45           .43          .02
                                                                 --------      --------       ------
Net income ..................................................    $    .95      $    .97       ($ .02)
                                                                 ========      ========       ======

----------------------------------------------------
 Computation of Earnings Per Common Share Table 3
--------------------------------------------------------------------------------
(thousands, except per share)

                                                              Three Months        Three Months
                                                                     Ended               Ended
                                                                  March 31            March 31
                                                                      1998                1997
                                                                   --------            --------
Basic
Average common shares outstanding ..............................    205,894             200,110
                                                                   ========            ========
Net income .....................................................   $195,321            $193,475
                                                                   ========            ========
Per share amount ...............................................   $    .95            $    .97
Diluted
Average common shares outstanding ..............................    205,894             200,110
Dilutive common stock options at average market price ..........      3,987               3,019
Dilutive common stock awards at average market price ...........        272                 169
Convertible long-term debt assumed converted ...................          5                   9
                                                                   --------            --------
Average diluted shares outstanding .............................    210,158             203,307
                                                                   ========            ========
Net income .....................................................   $195,321            $193,475
Add interest on convertible long-term debt, net of tax .........          1                   2
                                                                   --------            --------
Adjusted net income ............................................   $195,322            $193,477
                                                                   ========            ========
Per share amount ...............................................   $    .93            $    .95

Net Interest  Taxable equivalent net interest income for the first quarter of
Income 1998 increased $62.876 million or 12.1 percent from the same period a year earlier. The gain reflected strong loan growth and a higher average earning yield, with the corporation benefiting also from continued balance sheet management efforts. Compared with the fourth quarter of 1997, taxable equivalent net interest income was up $12.271 million or 2.2 percent, due to continued good loan demand and a lower average rate paid on interest-bearing liabilities. The net yield on interest-earning assets (taxable equivalent net interest income as a percentage of average interest-earning assets) improved 8 basis points from a year earlier to 4.21 percent and was unchanged from the fourth quarter.

              Taxable equivalent interest income for the quarter rose $125.589 million or 12.1 percent year over year, the result of solid loan expansion and a higher average rate earned on interest-earning assets. Loans advanced $5.526 billion or 14.5 percent, paced primarily by the commercial sector, and represented 78.1 percent of total interest-earning assets compared with 75.2 percent in the same three months of 1997. The average rate earned on interest-earning assets rose 15 basis points to 8.40 percent, with the average loan yield increasing 11 basis points. Taxable equivalent interest income grew $26.812 million or 2.4 percent from the fourth quarter of 1997, due principally to a higher level of interest-earning assets. Loans increased $1.979 billion or 4.7 percent, driven largely by taxable commercial loans and commercial real estate.

              Commercial loans, including related real estate categories, grew $4.485 billion or 21.5 percent year over year. Gains were led by taxable commercial loans, which increased $3.037 billion or 28.7 percent; commercial mortgages, up $973 million or 16.8 percent; and construction loans, which expanded $540 million or 41.2 percent. Based on regulatory definitions, commercial real estate loans were $8.699 billion or 19.5 percent of total loans at March 31, 1998 compared with $7.207 billion or 18.3 percent one year earlier and with $8.570 billion or 19.4 percent at year-end 1997. Regulatory definitions for commercial real estate include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation. Good growth also occurred in foreign loans and in lease financing, which primarily consists of commercial leases and other structured corporate transactions. The corporation's foreign loan exposure at March 31, 1998 was $548 million, representing 1.2 percent of total loans outstanding. Tax-exempt loans declined for the period, reflecting paydowns in employee stock ownership plan loans and the reduced availability of tax-exempt borrowing and lending at attractive rates under current tax laws.

              Consumer loans, including residential mortgages, were higher by $1.041 billion or 6 percent, with gains occurring primarily in residential mortgages and credit cards. Residential mortgages increased $844 million or 11.8 percent, reflecting growth in home equity loans and in adjustable rate mortgages, while credit cards were up $170 million or 3.1 percent. At March 31, 1998, the corporation's managed credit card portfolio, which includes securitized loans, was $6.103 billion, representing 13.6 percent of total managed loans. This compared with $6.180 billion in managed credit card outstandings, representing 15.5 percent of total managed loans one year earlier and with $6.419 billion or
              14.4 percent at year-end 1997. Managed credit card amounts included $500 million of securitized loans at March 31, 1998, $615 million one year earlier and $500 million at December 31, 1997. Additional information on the corporation's managed credit card portfolio is presented on page 17.

---------------------------------------------------
 Net Interest Income and Average Balances Table 4
--------------------------------------------------------------------------------

                                                     Twelve
                                                     Months               1998
                                                      Ended             ------
                                                   March 31              First
                                                        1998           Quarter
                                                 -----------        ----------
Net Interest Income -- Taxable
 Equivalent (thousands)
Interest income:
 Loans .........................................    $3,622,311    $    952,282
 Investment securities .........................       739,817         185,655
 Interest-bearing bank balances ................         7,782           3,228
 Federal funds sold and securities
  purchased under resale agreements ............        24,726           5,285
 Trading account assets ........................        51,231          13,130
                                                     -----------  ------------
    Total ......................................     4,445,867       1,159,580
Interest expense:
 Interest-bearing demand .......................        65,979          16,751
 Savings and money market savings ..............       422,416         111,133
 Savings certificates ..........................       585,802         146,030
 Large denomination certificates ...............       157,803          34,117
 Time deposits in foreign offices ..............       106,161          36,210
 Short-term borrowed funds .....................       510,092         138,892
 Long-term debt ................................       383,277          95,553
                                                     -----------  ------------
    Total ......................................     2,231,530         578,686
                                                     -----------  ------------
Net interest income ............................    $2,214,337    $    580,894
                                                     ===========  ============
Annualized net yield on
 interest-earning assets .......................          4.16%           4.21%
Average Balances (millions)
Assets:
 Loans -- net of unearned income ...............     $  41,079    $     43,749
 Investment securities .........................        10,624          10,623
 Interest-bearing bank balances ................           123             189
 Federal funds sold and securities
  purchased under resale agreements ............           436             374
 Trading account assets ........................           964           1,067
                                                     -----------  ------------
    Total interest-earning assets ..............        53,226          56,002
 Cash and due from banks .......................         3,035           3,340
 Premises and equipment ........................           810             819
 Other assets ..................................         2,661           3,396
 Unrealized gains on securities
  available-for-sale ...........................            79             114
 Allowance for loan losses .....................          (527)           (538)
                                                     -----------  ------------
    Total assets ...............................     $  59,284    $     63,133
                                                     ===========  ============
Liabilities and shareholders' equity:
 Interest-bearing demand .......................     $   4,594    $      5,984
 Savings and money market savings ..............        10,637          10,334
 Savings certificates ..........................        10,544          11,044
 Large denomination certificates ...............         2,786           2,449
 Time deposits in foreign offices ..............         1,909           2,644
 Short-term borrowed funds .....................         9,537          10,635
 Long-term debt ................................         6,033           6,107
                                                     -----------  ------------
    Total interest-bearing liabilities .........        46,040          49,197
 Demand deposits in domestic offices ...........         7,077           7,234
 Demand deposits in foreign offices ............             1               1
 Noninterest-bearing deposits in
  domestic offices .............................            12               5
 Other liabilities .............................         1,465           1,587
 Shareholders' equity ..........................         4,689           5,109
                                                     -----------  ------------
    Total liabilities and
     shareholders' equity ......................     $  59,284    $     63,133
                                                     ===========  ============
Total deposits .................................     $  37,560    $     39,695


                                                                             1997
                                                 ---------------------------------------------------------
                                                     Fourth         Third          Second         First
                                                    Quarter        Quarter        Quarter        Quarter
                                                 ---------         ------         ------         ------
Net Interest Income -- Taxable
 Equivalent (thousands)
Interest income:
 Loans .........................................  $    930,055   $    883,318   $    856,656   $    821,962
 Investment securities .........................       179,283        183,759        191,120        194,924
 Interest-bearing bank balances ................         1,920          1,816            818            675
 Federal funds sold and securities
  purchased under resale agreements ............         8,542          5,980          4,919          2,878
 Trading account assets ........................        12,968         12,063         13,070         13,552
                                                 -------------   ------------   ------------   ------------
    Total ......................................     1,132,768      1,086,936      1,066,583      1,033,991
Interest expense:
 Interest-bearing demand .......................        17,333         16,009         15,886         15,021
 Savings and money market savings ..............       108,682        102,930         99,671         94,161
 Savings certificates ..........................       150,959        145,163        143,650        142,372
 Large denomination certificates ...............        40,830         39,806         43,050         40,705
 Time deposits in foreign offices ..............        23,778         23,825         22,348         17,370
 Short-term borrowed funds .....................       127,304        125,115        118,781        106,961
 Long-term debt ................................        95,259         96,428         96,037         99,383
                                                 -------------   ------------   ------------   ------------
    Total ......................................       564,145        549,276        539,423        515,973
                                                 -------------   ------------   ------------   ------------
Net interest income ............................  $    568,623   $    537,660   $    527,160   $    518,018
                                                 =============   ============   ============   ============
Annualized net yield on
 interest-earning assets .......................          4.21%          4.12%          4.10%          4.13%
Average Balances (millions)
Assets:
 Loans -- net of unearned income ...............  $     41,770   $     39,731   $     39,100   $     38,223
 Investment securities .........................        10,126         10,649         11,102         11,310
 Interest-bearing bank balances ................           116            126             62             50
 Federal funds sold and securities
  purchased under resale agreements ............           594            423            352            215
 Trading account assets ........................           927            908            956          1,051
                                                 -------------   ------------   ------------   ------------
    Total interest-earning assets ..............        53,533         51,837         51,572         50,849
 Cash and due from banks .......................         3,165          2,797          2,844          2,808
 Premises and equipment ........................           844            790            788            791
 Other assets ..................................         2,733          2,206          2,321          2,336
 Unrealized gains on securities
  available-for-sale ...........................            99             76             28             61
 Allowance for loan losses .....................          (539)          (523)          (509)          (512)
                                                 -------------   ------------   ------------   ------------
    Total assets ...............................  $     59,835   $     57,183   $     57,044   $     56,333
                                                 =============   ============   ============   ============
Liabilities and shareholders' equity:
 Interest-bearing demand .......................  $      4,368   $      4,000   $      4,047   $      4,017
 Savings and money market savings ..............        11,189         10,603         10,413         10,163
 Savings certificates ..........................        10,676         10,207         10,258         10,316
 Large denomination certificates ...............         2,816          2,776          3,099          3,029
 Time deposits in foreign offices ..............         1,657          1,714          1,633          1,332
 Short-term borrowed funds .....................         9,444          9,172          8,917          8,403
 Long-term debt ................................         5,935          6,031          6,063          6,465
                                                 -------------   ------------   ------------   ------------
    Total interest-bearing liabilities .........        46,085         44,503         44,430         43,725
 Demand deposits in domestic offices ...........         7,469          6,829          6,776          6,601
 Demand deposits in foreign offices ............             1             --             --             --
 Noninterest-bearing deposits in
  domestic offices .............................            14             14             13             11
 Other liabilities .............................         1,382          1,446          1,449          1,517
 Shareholders' equity ..........................         4,884          4,391          4,376          4,479
                                                 -------------   ------------   ------------   ------------
    Total liabilities and
     shareholders' equity ......................  $     59,835   $     57,183   $     57,044   $     56,333
                                                 =============   ============   ============   ============
Total deposits .................................  $     38,190   $     36,143   $     36,239   $     35,469

              Loans outstanding at March 31, 1998 and the preceding four quarters are presented in the following table.


                                  March 31        Dec. 31       Sept. 30        June 30       March 31
  $ in thousands                      1998           1997           1997           1997           1997
                               -----------    -----------    -----------    -----------    -----------
  Commercial ................. $14,519,889    $13,528,344    $12,133,710    $11,838,009    $11,620,696
  Tax-exempt .................   1,379,660      1,607,159      1,695,993      1,848,958      1,830,264
                               -----------    -----------    -----------    -----------    -----------
  Total commercial ...........  15,899,549     15,135,503     13,829,703     13,686,967     13,450,960
  Direct retail ..............   1,160,162      1,249,612      1,161,279      1,177,404      1,174,380
  Indirect retail ............   3,038,397      3,028,288      2,879,128      2,905,645      3,013,780
  Credit card ................   5,603,381      5,919,098      5,693,563      5,587,343      5,565,152
  Other revolving credit .....     485,093        459,563        422,389        418,214        419,095
                               -----------    -----------    -----------    -----------    -----------
  Total retail ...............  10,287,033     10,656,561     10,156,359     10,088,606     10,172,407
  Construction ...............   1,873,528      1,779,522      1,553,500      1,534,364      1,357,319
  Commercial mortgages .......   6,824,990      6,790,446      6,098,647      6,022,473      5,849,521
  Residential mortgages ......   7,959,185      8,098,794      7,563,967      7,357,546      7,186,219
                               -----------    -----------    -----------    -----------    -----------
  Total real estate ..........  16,657,703     16,668,762     15,216,114     14,914,383     14,393,059
  Lease financing ............   1,105,555      1,094,169      1,049,269      1,013,115        849,408
  Foreign ....................     548,441        639,387        496,164        497,905        516,891
                               -----------    -----------    -----------    -----------    -----------
  Total loans ................ $44,498,281    $44,194,382    $40,747,609    $40,200,976    $39,382,725
                               ===========    ===========    ===========    ===========    ===========


              Investment securities, the second largest category of interest-earning assets, decreased $687 million or 6.1 percent year over year but were up $497 million or 4.9 percent from the fourth quarter. The decline from a year earlier reflected runoff in the available-for-sale portfolio, and the company anticipates additional runoff of investment securities throughout 1998 as part of the corporation's balance sheet management efforts. At March 31, 1998, available-for-sale securities were $9.871 billion and held-to-maturity securities were $1.376 billion, as shown in the following table.



$ in thousands
    Securities available-for-sale at fair value:
    U.S. Government and agency .........................  $ 4,436,446
    Mortgage-backed securities .........................    4,685,716
    Other ..............................................      749,087
                                                          -----------
            Total securities available-for-sale ........    9,871,249
    Securities held-to-maturity:
    U.S. Government and agency .........................      157,694
    Mortgage-backed securities .........................      904,090
    State and municipal ................................      199,663
    Other ..............................................      114,512
                                                          -----------
          Total securities held-to-maturity ............    1,375,959
                                                          -----------
          Total investment securities ..................  $11,247,208
                                                          ===========


              Securities held-to-maturity had a fair value of $1.440 billion at March 31, 1998, representing a $64 mil lion appreciation over book value. Marking the available-for-sale securities portfolio at March 31, 1998 to fair value resulted in an unrealized gain over amortized cost of $104.220 million, pretax, and $63.849 million, net of tax. Marking the average available-for-sale securities to fair value resulted in an unrealized gain over amortized cost of $113.970 million, pretax, and $70.913 million, net of tax, for the quarter. The unrealized gain is included, net of tax, in shareholders' equity.

              Interest expense for the period rose $62.713 million or 12.2 percent year over year. Interest-bearing liabilities were up $5.472 billion or 12.5 percent, accounting for the increase which was offset slightly by a decline of 2 basis points in the average rate paid. Compared with the fourth quarter of 1997, interest expense was up $14.541 million or 2.6 percent, reflecting higher levels of interest-bearing liabilities, primarily deposits and short-term borrowings. Interest-bearing liabilities rose $3.112 billion or 6.8 percent from the fourth quarter, while the average rate paid decreased 9 basis points muting the growth in interest expense.

              As part of its funding strategy, the corporation is innovatively marketing traditional funding products while issuing a variety of debt instruments. Traditional funding sources are being broadened through marketing of the corporation's Premiere and Business Premiere accounts, both of which are high-yield money market deposit products; the introduction of PC Banking; and significant enhancements to the corporation's basic checking products. Wholesale funding sources include senior debt, trust capital securities and a global bank note program. Management believes continued flexibility and innovation will be required of financial institutions to attract future funding through deposit products and alternative sources.

              Interest-bearing deposits grew $3.598 billion or 12.5 percent year over year. Growth occurred primarily in demand deposits, which increased $1.967 billion or 49 percent, and in savings certificates, up $728 million or 7.1 percent. Reflecting their attractiveness relative to alternative wholesale funding sources, foreign deposits were increased sharply for the period, while large denomination certificates were reduced. Interest-bearing deposits were higher by $1.749 billion or 5.7 percent from the fourth quarter of 1997, driven by continued growth in demand deposits and savings certificates as well as by increases made in foreign deposits. Total gross deposits averaged $39.695 billion for the quarter, up $4.226 billion or 11.9 percent from $35.469 billion a year earlier. Collected deposits, net of float, averaged $37.423 billion for the first three months of 1998, an increase of $3.877 billion or 11.6 percent from $33.546 billion in the same period of 1997.

              Short-term borrowings rose $2.232 billion or 26.6 percent from the year-earlier quarter and were higher by $1.191 billion or
              12.6 percent from the preceding three months. Growth from both periods was led by other short-term borrowings, which primarily consists of short-term bank notes, with all categories of short-term borrowings increasing both year over year and from the preceding quarter.

              Long-term debt, consisting of medium-term bank notes and other long-term debt, decreased $358 million or 5.5 percent year over year but was up $172 million or a modest 2.9 percent from the fourth quarter of 1997. Lower levels of medium-term bank notes accounted for the decline from the year-earlier period, which was partially offset by growth in other long-term debt, primarily in trust capital securities. Other long-term debt at March 31, 1998 included a total of $996 million of trust capital securities issued in December 1996, and in January, April and June 1997. The trust capital securities qualify as part of Tier I capital under risk-based capital guidelines and are rated Aa3 by Moody's and A+ by Standard & Poor's.

----------------------------------------------------------------------------
 Taxable Equivalent Rate/Volume Variance Analysis -- First Quarter* Table 5
--------------------------------------------------------------------------------
 + (Millions)
++ (Thousands)



Average Volume+            Average Rate
----------------------- -------------------
     1998       1997       1998      1997
---------    -------    -------      ----    Interest Income
                                             Loans:
    $13,602   $10,565       7.22      7.24   Commercial .....................................
      1,455     1,857       8.57      9.03   Tax-exempt .....................................
-----------  --------
     15,057    12,422       7.35      7.50   Total commercial ...............................
      1,209     1,192       9.18      8.96   Direct retail ..................................
      3,033     3,066       8.58      8.71   Indirect retail ................................
      5,743     5,573      13.43     12.61   Credit card ....................................
        465       422      10.05     12.25   Other revolving credit .........................
-----------  --------
     10,450    10,253      11.38     11.00   Total retail ...................................
      1,851     1,311       9.16      9.53   Construction ...................................
      6,771     5,798       8.83      8.18   Commercial mortgages ...........................
      7,976     7,132       8.15      7.95   Residential mortgages ..........................
-----------  --------
     16,598    14,241       8.54      8.19   Total real estate ..............................
      1,095       840       9.77      8.97   Lease financing ................................
        549       467       7.42      6.88   Foreign ........................................
-----------  --------
     43,749    38,223       8.83      8.72   Total loans ....................................
                                             Investment securities:
                                             Held-to-maturity:
        160        --       6.33        --   U.S. Government and agency .....................
        917     1,105       8.32      8.08   Mortgage-backed securities .....................
        208       236      10.81     12.42   State and municipal ............................
        118         2       6.68     12.98   Other ..........................................
-----------  --------
      1,403     1,343       8.32      8.85   Total securities held-to-maturity ..............
                                             Available-for-sale:**
      4,464     5,466       6.84      6.67   U.S. Government and agency .....................
      4,023     3,332       6.90      6.92   Mortgage-backed securities .....................
        733     1,169       7.29      6.54   Other ..........................................
-----------  --------
      9,220     9,967       6.90      6.74   Total securities available-for-sale ............
-----------  --------
     10,623    11,310       7.09      6.99   Total investment securities ....................
        189        50       6.92      5.46   Interest-bearing bank balances .................
                                             Federal funds sold and securities purchased
        374       215       5.74      5.43   under resale agreements ........................
      1,067     1,051       4.99      5.23   Trading account assets .........................
-----------  --------
    $56,002   $50,849       8.40      8.25   Total interest-earning assets ..................
===========  ========
                                             Interest Expense
    $ 5,984   $ 4,017       1.14      1.52   Interest-bearing demand ........................
     10,334    10,163       4.36      3.76   Savings and money market savings ...............
     11,044    10,316       5.36      5.60   Savings certificates ...........................
      2,449     3,029       5.65      5.45   Large denomination certificates ................
-----------  --------
                                             Total interest-bearing deposits in
     29,811    27,525       4.19      4.31   domestic offices ...............................
      2,644     1,332       5.55      5.29   Time deposits in foreign offices ...............
-----------  --------
     32,455    28,857       4.30      4.35   Total interest-bearing deposits ................
                                             Federal funds purchased and securities sold
      7,575     6,738       5.35      5.16   under repurchase agreements ....................
      1,046       680       5.14      4.88   Commercial paper ...............................
      2,014       985       5.17      5.39   Other short-term borrowed funds ................
-----------  --------
     10,635     8,403       5.30      5.16   Total short-term borrowed funds.................
      2,975     3,558       6.43      6.03   Bank notes .....................................
      3,132     2,907       6.27      6.48   Other long-term debt ...........................
-----------  --------
      6,107     6,465       6.35      6.23   Total long-term debt ...........................
-----------  --------
    $49,197   $43,725       4.77      4.79   Total interest-bearing liabilities .............
===========  ========   --------     -----
                            3.63      3.46   Interest rate spread
                        ========     =====
                                             Net yield on interest-earning assets and net
                            4.21      4.13   interest income ................................
                        ========     =====

                                                                                            Variance
                                                            Interest                     Attributable to
                                                   --------------------------  ------------------------------------
                                                       1998          1997      Variance++       Rate       Volume
                                                   ------------  ------------  ----------    ----------  ----------
  Interest Income
  Loans:
  Commercial .....................................  $   242,308   $   188,491  $   53,817    $    (520)  $   54,337
  Tax-exempt .....................................       30,764        41,359     (10,595)      (2,018)      (8,577)
                                                   ------------  ------------  ----------
  Total commercial ...............................      273,072       229,850      43,222       (4,677)      47,899
  Direct retail ..................................       27,361        26,325       1,036          663          373
  Indirect retail ................................       64,190        65,836      (1,646)        (954)        (692)
  Credit card ....................................      190,228       173,229      16,999       11,577        5,422
  Other revolving credit .........................       11,527        12,740      (1,213)      (2,435)       1,222
                                                   ------------  ------------  ----------
  Total retail ...................................      293,306       278,130      15,176        9,764        5,412
  Construction ...................................       41,809        30,804      11,005       (1,237)      12,242
  Commercial mortgages ...........................      147,402       116,910      30,492        9,798       20,694
  Residential mortgages ..........................      160,275       139,763      20,512        3,595       16,917
                                                   ------------  ------------  ----------
  Total real estate ..............................      349,486       287,477      62,009       12,728       49,281
  Lease financing ................................       26,370        18,567       7,803        1,771        6,032
  Foreign ........................................       10,048         7,938       2,110          653        1,457
                                                   ------------  ------------  ----------
  Total loans ....................................      952,282       821,962     130,320       10,457      119,863
  Investment securities:
  Held-to-maturity:
  U.S. Government and agency .....................        2,489            --       2,489           --        2,489
  Mortgage-backed securities .....................       18,815        22,012      (3,197)         637       (3,834)
  State and municipal ............................        5,557         7,231      (1,674)        (881)        (793)
  Other ..........................................        1,937            61       1,876          (44)       1,920
                                                   ------------  ------------  ----------
  Total securities held-to-maturity ..............       28,798        29,304        (506)      (1,791)       1,285
  Available-for-sale:**
  U.S. Government and agency .....................       75,264        89,944     (14,680)       2,233      (16,913)
  Mortgage-backed securities .....................       68,414        56,810      11,604         (164)      11,768
  Other ..........................................       13,179        18,866      (5,687)       1,970       (7,657)
                                                   ------------  ------------  ----------
 Total securities available-for-sale .............      156,857       165,620      (8,763)       3,861      (12,624)
                                                   ------------  ------------  ----------
 Total investment securities .....................      185,655       194,924      (9,269)       2,744      (12,013)
 Interest-bearing bank balances ..................        3,228           675       2,553          224        2,329
 Federal funds sold and securities purchased
 under resale agreements .........................        5,285         2,878       2,407          173        2,234
 Trading account assets ..........................       13,130        13,552        (422)        (619)         197
                                                   ------------  ------------  ----------
 Total interest-earning assets ...................    1,159,580     1,033,991     125,589       19,111      106,478

 Interest Expense
 Interest-bearing demand ........................       16,751        15,021       1,730       (4,395)       6,125
 Savings and money market savings ...............      111,133        94,161      16,972       15,356        1,616
 Savings certificates ...........................      146,030       142,372       3,658       (6,209)       9,867
 Large denomination certificates ................       34,117        40,705      (6,588)       1,447       (8,035)
                                                  ------------  ------------  ----------
 Total interest-bearing deposits in
 domestic offices ...............................      308,031       292,259      15,772       (8,234)      24,006
 Time deposits in foreign offices ...............       36,210        17,370      18,840          896       17,944
                                                  ------------  ------------  ----------
 Total interest-bearing deposits ................      344,241       309,629      34,612       (3,594)      38,206
 Federal funds purchased and securities sold
 under repurchase agreements ....................       99,963        85,686      14,277        3,266       11,011
 Commercial paper ...............................       13,274         8,184       5,090          458        4,632
 Other short-term borrowed funds ................       25,655        13,091      12,564         (556)      13,120
                                                  ------------  ------------  ----------
 Total short-term borrowed funds.................      138,892       106,961      31,931        2,958       28,973
 Bank notes .....................................       47,142        52,905      (5,763)       3,335       (9,098)
 Other long-term debt ...........................       48,411        46,478       1,933       (1,549)       3,482
                                                  ------------  ------------  ----------
 Total long-term debt ...........................       95,553        99,383      (3,830)       1,854       (5,684)
                                                  ------------  ------------  ----------
 Total interest-bearing liabilities .............      578,686       515,973      62,713       (2,146)      64,859
                                                  ------------  ------------  ----------
Interest rate spread
Net yield on interest-earning assets and net
interest income ................................  $    580,894   $   518,018  $   62,876       10,086       52,790
                                                  ============  ============  ==========

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense.
** Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $114 million in 1998 and $60 million in 1997.

              Wachovia Bank has an ongoing $16 billion global bank note program consisting of issues with original maturities beginning at 7 days. Bank notes with original maturities of one year or less are included in other short-term borrowed funds; bank notes with original maturities greater than one year are classified as long-term debt. The bank note program will be replaced by a new $18 billion global bank note program authorized by the corporation's board of directors at its meeting on April 24, 1998. The new global bank note program is expected to become effective in the second quarter of 1998. At March 31, 1998, short-term bank notes were $1.122 billion with an average cost of 5.53 percent and an average maturity of 3 months. Medium-term bank notes totaled $3.010 billion and had an average cost of 6.03 percent and an average maturity of 2.6 years. Short-term issues under the global bank note program are rated P-1 by Moody's and A-1+ by Standard & Poor's, while medium-term issues are rated Aa2 by Moody's and AA+ by Standard & Poor's.

Asset and     The income stream of the corporation is subject to risk
Liability     resulting from interest rate fluctuations to the extent there is a
Management,   difference between the amount of the corporation's interest-
Interest      earning assets and the amount of interest-bearing liabilities that
Rate          are prepaid, withdrawn, mature or reprice in specified periods.
Sensitivity   The goal of asset and liability management is to maintain high
and           quality and consistent growth of net interest income with
Liquidity     acceptable levels of risk to changes in interest rates. The
Management    corporation seeks to meet this goal by influManagement encing the maturity and repricing characteristics of the various lending and deposit taking lines of business, by managing discretionary balance sheet asset and liability portfolios and by utilizing off-balance sheet financial instruments.

              Interest rate risk management is carried out by Funds Management which operates under the policies established by the Finance Committee of the corporation's board of directors and the guidance of the Management Finance Committee. Rate risk, liquidity, capital positions and discretionary on- and off-balance sheet activity is reviewed quarterly by the Board Finance Committee. Interim oversight of the asset and liability management function is provided through regular meetings of Funds Management managers and the Chief Financial Officer. Funds Management personnel carry out day-to-day activity within approved risk management guidelines and strategies.

              The corporation uses a number of tools to measure interest rate risk, including simulating net interest income under various rate scenarios, monitoring the change in present value of the asset and liability portfolios under the same rate scenarios and monitoring the difference or gap between rate sensitive assets and liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, and prepayment behavior for assets and liabilities. The Management Finance Committee regularly reviews the assumptions used in the model.

              The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. The corporation policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of March 31, 1998, the model indicated the impact of a 200 basis point gradual rise in rates over 12 months would approximate a .9 percent decrease in net interest income, while a 200 basis point decline in rates over the same period would approximate a .5 percent increase from an unchanged rate environment. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The corporation maintains trading accounts primarily to facilitate customer investment and risk management needs. The market risk inherent in these portfolios was immaterial at March 31, 1998.

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

              Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At March 31, 1998, the corporation had $2.768 billion notional amount of derivatives outstanding for asset and liability management purposes. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing transactions under International Swaps and Derivatives Association Master Agreements and by using collateral instruments to reduce exposure where appropriate. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.

              The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $79 million at March 31, 1998. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $12 million on the same date. Fair value details and additional asset and liability derivative information are included in the following tables.


              Estimated Fair Value of Asset and Liability Management Derivatives by Purpose
              -----------------------------------------------------------------









                                                                  March 31, 1998
                                          ----------------------------------------------------
                                                       Net                          Net
                                                       Fair                         Fair
                                                       Fair      Fair               Value
                                           Notional   Value     Value               Gains
            $ in millions                     Value   Gains     (Losses)          (Losses)
                                          ----------  ------   ---------         -----------

  Convert floating rate liabilities to
    fixed:
  Swaps -- pay fixed/receive
    floating ..............................  $    451   $   1    $      (3)      $      (2)
  Convert fixed rate assets to
    floating:
  Swaps -- pay fixed/receive
    floating ..............................       333      --           (9)             (9)
  Forward starting swaps --
    pay fixed/receive floating ............        --      --           --               --
  Convert fixed rate liabilities to
    floating:
  Swaps -- receive fixed/pay
    floating ..............................     1,375      71           --              71
  Convert term liabilities with
    quarterly rate resets to monthly:
  Swaps -- receive floating/pay
    floating ..............................       300      --           --               --
  Convert floating rate assets to
    fixed:
  Swaps -- receive fixed/pay
    floating ..............................       309       7           --               7
  Index amortizing swaps --
    receive fixed/pay floating ............        --      --           --              --
                                            ---------   -----    -----------     -----------
              Total derivatives ...........  $  2,768   $  79    $     (12)      $      67
                                            =========   =====    ===========     ===========



                                                                March 31, 1997
                                                   -------------------------------------------
                                                                                         Net
                                                                                         Fair
                                                                Fair      Fair          Value
                                                   Notional    Value     Value          Gains
            $ in millions                            Value     Gains    (Losses)      (Losses)
                                                   --------    -----    --------      --------
  Convert floating rate liabilities to
    fixed:
  Swaps -- pay fixed/receive
    floating ..............................     $    214   $   2    $      (2)     $      --
  Convert fixed rate assets to
    floating:
  Swaps -- pay fixed/receive
    floating ..............................          368      --           (4)            (4)
  Forward starting swaps --
  pay fixed/receive floating ............             18      --           (1)            (1)
  Convert fixed rate liabilities to
    floating:
  Swaps -- receive fixed/pay
    floating ..............................        1,100       2          (19)           (17)
  Convert term liabilities with
    quarterly rate resets to monthly:
  Swaps -- receive floating/pay
    floating ..............................          300      --           --             --
  Convert floating rate assets to
    fixed:
  Swaps -- receive fixed/pay
    floating ..............................          310      --           (1)            (1)
  Index amortizing swaps --
    receive fixed/pay floating ............          250       3            --             3
                                               ---------   -----    -----------    -----------
              Total derivatives ...........     $  2,560   $   7    $     (27)     $     (20)
                                               =========   =====    ===========    ===========

              Maturity Schedule of Asset and Liability Management Derivatives
              -----------------------------------------------------------------
              March 31, 1998



                                      Within                                                   Over                Average
                                         One      Two       Three       Four       Five        Five                   Life
  $ in millions                         Year     Years      Years      Years      Years       Years      Total      (Years)
                                     -------    -------    -------    -------    ------      ------     -------    --------
  Interest rate swaps:
  Pay fixed/receive floating:
    Notional amount..................  $   258    $   224    $    17    $   102    $    18     $  165     $  784         2.28
    Weighted average rates received..     5.04%      5.19%      5.80%      5.92%      5.69%      5.56%      5.34%
    Weighted average rates paid .....     6.77       6.23       6.89       6.48       7.94       6.60       6.57
  Receive fixed/pay floating:
    Notional amount .................  $   151    $   151    $   103    $     2    $   350     $  927     $1,684        10.64
    Weighted average rates received..     6.57%      6.63%      6.48%     10.11%      7.28%      7.48%      7.22%
    Weighted average rates paid .....     5.69       5.66       5.76       8.50       5.70       5.91       5.82
  Receive floating/pay floating:
    Notional amount .................       --         --         --    $   300         --         --     $  300         3.18
    Weighted average rates received..       --         --         --       5.75%        --         --       5.75%
    Weighted average rates paid .....       --         --         --       5.66         --         --       5.66
  Total interest rate swaps:
    Notional amount .................  $   409    $   375    $   120    $   404    $   368     $1,092     $2,768         7.46
    Weighted average rates received..     5.61%      5.77%      6.38%      5.81%      7.20%      7.19%      6.53%
    Weighted average rates paid .....     6.37       6.00       5.93       5.88       5.81       6.01       6.01
  Total Derivatives
  (notional amount) ...............    $   409    $   375    $   120    $   404    $   368     $1,092     $2,768         7.46

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

Non-          Nonperforming assets at March 31, 1998 were $147.723 million or
performing    .33 percent of period-end loans and foreclosed property. The total
Assets        was up $18.512 million or 14.3 percent from one year earlier and was higher by $18.228 million or 14.1 percent from December 31, 1997. The rise in nonperforming assets both year over year and from the preceding quarter end reflected increased levels of cash-basis assets largely attributable to one credit.

              The largest category of nonperforming assets are real estate related. Real estate nonperforming assets at March 31, 1998 were $102.530 million or .61 percent of real estate loans and foreclosed real estate versus $111.271 million or .77 percent one year earlier and $106.318 million or .64 percent at the end of the fourth quarter of 1997. Included in real estate nonperforming assets were real estate nonperforming loans of $81.766 million at March 31, 1998, $80.569 million one year earlier and $84.872 million at December 31, 1997.

              Commercial real estate nonperforming assets totaled $47.125 million or .54 percent of related loans and foreclosed real estate compared with $72.972 million or 1.01 percent at first quarter close 1997 and with $50.930 million or .59 percent at year-end 1997. Commercial real estate nonperforming loans were $40.981 million at March 31, 1998, $52.495 million one year earlier and $45.335 million at December 31, 1997.

-----------------------------------------------------------------------
 NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS TABLE 6
--------------------------------------------------------------------------------
(Thousands)

                                                          Mar 31        Dec 31       Sept 30       June 30        Mar 31
                                                           1998              1997       1997          1997           1997
                                                        --------      -----------   --------      --------      ---------
Nonperforming assets:
  Cash-basis assets ................................... $121,734       $101,156      $95,580       $97,813       $95,444
  Restructured loans ..................................      --              --           --            --            --
                                                        --------      -----------   --------      --------      ---------
     Total nonperforming loans ........................ 121,734         101,156       95,580        97,813        95,444
  Foreclosed property:
   Foreclosed real estate .............................  35,518          38,071       33,930        35,710        36,843
   Less valuation allowance ...........................  14,754          16,625       10,983        11,038        10,782
   Other foreclosed assets ............................   5,225           6,893        5,534         6,103         7,706
                                                        --------      -----------   --------      --------      ---------
     Total foreclosed property ........................  25,989          28,339       28,481        30,775        33,767
                                                        --------      -----------   --------      --------      ---------
     Total nonperforming assets ....................... $147,723       $129,495     $124,061      $128,588      $129,211
                                                        ========      ===========   ========      ========      =========
  Nonperforming loans to period-end loans .............     .27%            .23%        .23%          .24%          .24%
  Nonperforming assets to period-end loans and
   foreclosed property ................................     .33             .29         .30           .32           .33
  Period-end allowance for loan losses times
   nonperforming loans ................................    4.47x           5.38x       5.43x         5.31x         5.44x
  Period-end allowance for loan losses times
   nonperforming assets ...............................    3.69            4.21        4.19          4.04          4.02
Contractually past due loans -- accruing loans past due
  90 days or more ..................................... $87,569        $114,343     $81,931       $86,084       $79,155
                                                        ========      ===========   ========      ========      =========

Provision     The provision for loan losses for the first quarter of 1998 was
and           $74.126 million, up $11.895 million or 19.1 percent from $62.231
Allowance     million a year earlier. The provision was lower by $2.789 million
for Loan      or 3.6 percent from the fourth quarter of 1997, which included
Losses        $10.845 million in a special merger-related charge to align the practices of merged entities with those of the corporation.
              Excluding this special charge, the provision for loan losses in the first quarter of 1998 increased $8.056 million or 12.2 percent from the preceding three-month period.

              The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to credit deterioration or changes in risk profile. Factors considered in this assessment include the strength and consistency of the corporation's underwriting standards and charge-off policy, current and anticipated economic conditions, historical credit loss experience and the composition of the loan portfolio. Credit evaluations are made on a cash flow analysis basis with follow-up credit reviews consistently maintained. In addition, the corporation enforces an aggressive loan loss policy of early recognition and charge-off of troubled credits. Effective with the first quarter of 1998, management began implementing as part of its overall credit review process assessments of Year 2000 compliance among borrowers.

              Net loan losses for the period totaled $74.108 million or .68 percent annualized of average loans, up $11.892 million or 19.1 percent from $62.216 million or .65 percent of loans a year earlier. Higher losses in credit cards accounted for the rise. Net loan losses were lower by $2.081 million or 2.7 percent from the fourth quarter of 1997, due primarily to reduced charge-offs in real estate loans and to a decline in net loan losses associated with commercial loans and other revolving credit. Excluding credit cards, net charge-offs for the quarter were $8.986 million or .09 percent annualized of average loans, down $4.186 million or 31.8 percent from the year-earlier period and lower by $4.658 million or 34.1 percent from the fourth quarter of 1997.

              Credit card net charge-offs totaled $65.122 million or 4.54 percent annualized of average credit card loans, up $16.078 million or 32.8 percent from $49.044 million or 3.52 percent of credit card loans in the first three months of 1997. The increase in credit card net charge-offs from a year earlier largely reflected accelerated recognition in the Virginia portfolio of credit card losses by approximately 30 days. The change for the Virginia portfolio was implemented effective with the fourth quarter of 1997 to align its practices with those of the corporation's. Net loan losses in commercial loans and in lease financing declined $1.523 million or 66.7 percent and $527 thousand or 40.3 percent, respectively. Net recoveries of real estate loans increased to $1.328 million or .03 percent of average real estate loans from $211 thousand or .01 percent of real estate loans a year earlier.

              Selected data on the corporation's managed credit card portfolio, which includes securitized loans, appears in the following table.



              Managed Credit Card Data
              -----------------------------------------------------------------


                                                  1998                                    1997
                                                ------      -------------------------------------------------------------
                                                 First        Fourth            Third           Second            First
            $ in thousands                     Quarter        Quarter          Quarter          Quarter          Quarter
                                             ---------      ----------         --------         -------          -------
            Average credit card outstanding  $ 6,246,315      $ 6,281,488      $ 6,221,174      $ 6,154,577      $ 6,197,630
            Net loan losses .................     69,409           67,735           59,595           58,762           54,296
            Net loan losses to average loans        4.44%            4.31%            3.83%            3.82%            3.50%
            Delinquencies (30 days or more) to
              period-end loans ..............       2.68             2.75             2.77             2.44             2.45


              At March 31, 1998, the allowance for loan losses was $544.741 million, representing 1.22 percent of loans and 447 percent of nonperforming loans. This compared with $519.312 million, representing 1.32 percent of loans and 544 percent of nonperforming loans one year earlier, and with $544.723 million, representing 1.23 percent of loans and 538 percent of nonperforming loans at year-end 1997.

-----------------------------------------------
 Quarterly Allowance for Loan Losses Table 7
--------------------------------------------------------------------------------
(thousands)

                                                            1998                             1997
                                                          ------     -------------------------------------------------
                                                           First        Fourth        Third        Second       First
                                                         Quarter        Quarter      Quarter       Quarter     Quarter
                                                         -------     --------        ------        ------      ------
Summary of Transactions
Balance at beginning of period .......................  $544,723       $ 519,356      $519,335    $519,312    $519,297
Additions from acquisitions ..........................        --          24,641           --           --          --
Provision for loan losses ............................    74,126          76,915       62,756       63,047      62,231
Deduct net loan losses:
 Loans charged off:
  Commercial .........................................     2,662           3,801          686        1,772       2,995
  Credit card ........................................    72,061          68,796       61,277       59,935      56,000
  Other revolving credit .............................     2,089           3,659        2,520        2,259       2,126
  Other retail .......................................    10,388           9,032        8,777       10,027      11,965
  Real estate ........................................     2,040           5,786        1,469        1,764       2,545
  Lease financing ....................................       886             916          988        1,218       1,366
  Foreign ............................................        --              --           --           --          --
                                                        --------     -----------     ---------    --------    --------
    Total ............................................    90,126          91,990       75,717       76,975      76,997
 Recoveries:
  Commercial .........................................     1,900           1,184          988        1,289         710
  Credit card ........................................     6,939           6,251        6,894        6,573       6,956
  Other revolving credit .............................       690             588          575          591         607
  Other retail .......................................     3,015           2,577        2,638        2,929       3,693
  Real estate ........................................     3,368           5,125        1,787        2,465       2,756
  Lease financing ....................................       106              76          100          104          59
  Foreign ............................................        --              --           --           --          --
                                                        --------     -----------     ---------    --------    --------
    Total ............................................    16,018          15,801       12,982       13,951      14,781
                                                        --------     -----------     ---------    --------    --------
 Net loan losses .....................................    74,108          76,189       62,735       63,024      62,216
                                                        --------     -----------     ---------    --------    --------
Balance at end of period .............................  $544,741       $ 544,723      $519,356    $519,335    $519,312
                                                        ========     ===========     =========    ========    ========
Net Loan Losses (Recoveries)
 by Category
Commercial ...........................................  $    762       $   2,617      $  (302)    $    483    $  2,285
Credit card ..........................................    65,122          62,545       54,383       53,362      49,044
Other revolving credit ...............................     1,399           3,071        1,945        1,668       1,519
Other retail .........................................     7,373           6,455        6,139        7,098       8,272
Real estate ..........................................    (1,328)            661         (318)        (701)       (211)
Lease financing ......................................       780             840          888        1,114       1,307
Foreign ..............................................        --              --           --           --          --
                                                        --------     -----------     ---------    --------    --------
    Total ............................................  $ 74,108       $  76,189      $62,735     $ 63,024    $ 62,216
                                                        ========     ===========     =========    ========    ========
Net loan losses -- excluding credit cards ............  $  8,986       $  13,644      $ 8,352     $  9,662    $ 13,172
Annualized Net Loan Losses (Recoveries) to Average
 Loans by Category
Commercial ...........................................       .02%            .08%        (.01%)        .01%        .07%
Credit card ..........................................      4.54            4.36          3.85        3.85        3.52
Other revolving credit ...............................      1.20            2.81          1.87        1.59        1.44
Other retail .........................................       .70             .61           .61         .69         .78
Real estate ..........................................      (.03)            .02         (.01)        (.02)       (.01)
Lease financing ......................................       .29             .32           .35         .50         .62
Foreign ..............................................        --              --            --          --          --
Total loans ..........................................       .68             .73           .63         .64         .65
Total loans -- excluding credit cards ................       .09             .15           .10         .12         .16
Period-end allowance to outstanding loans ............      1.22%           1.23%        1.27%        1.29%       1.32%

Noninterest   Total other operating revenue, which excludes investment
Income        securities sales, rose $56.854 million or 25.1 percent for the first quarter compared with a year earlier. Solid growth occurred in all major categories, including capital markets income, deposit account revenues, trust fees and investment fee income. Included in total other operating revenue for the first quarter of 1998 was a gain of $17.155 million from sales of branch offices divested as part of the corporation's Virginia merger agreement. Excluding the gain from branch sales, total other operating revenue increased $39.699 million or 17.5 percent year over year and was higher by $3.310 million or 1.3 percent from the fourth quarter of 1997.

              Capital markets income grew $8.798 million or 120.3 percent year over year, reflecting gains largely in foreign exchange income and in trading account profits. Capital markets income includes revenues from foreign exchange transactions; corporate financing activities such as loan syndications, private placements and variable rate demand bond usage; derivatives activities; trading account profits; and consulting services.

              Deposit account service charge revenues rose $6.780 million or
              9.2 percent. Growth occurred primarily in commercial analysis fees, insufficient funds charges and overdraft charges.

              Income from trust service fees increased $5.203 million or 12.7 percent, representing gains largely in trust and investment management services, institutional trust and retirement services and asset management fees. On March 31, 1998, the corporation announced it had reached a definitive agreement to acquire Hunt, DuPree, Rhine and Associates, Inc., a benefits consulting firm, and its affiliate, Retirement Plan Securities, Inc., a registered investment advisor. Acquisition of the two affiliated firms will enable the corporation to offer expanded benefit consulting services to its middle market corporate customers.

              Investment fee income, consisting of fees received from annuity income, mutual fund income, portfolio management, fixed income securities and brokerage commissions, grew $2.735 million or 32.3 percent. Higher mutual fund income accounted for the majority of the growth, with increased brokerage commission income also contributing to the rise.

              Mortgage fee income was up $2.534 million or 49 percent. Growth reflected greater volume in mortgage servicing activity as well as increased gains on sales of mortgage loans to the secondary market.

              Credit card income expanded $1.688 million or 4.6 percent. Increased credit card sales transactions and higher overlimit charge activity primarily accounted for the rise.

              Electronic banking revenues, consisting of fees from debit cards and ATM usage, rose $1.629 million or 11 percent. Gains reflected increases in ATM foreign access fees and in debit card interchange income.

              Remaining combined categories of total other operating revenue, excluding gains from branch sales, were up $10.332 million or
              26.2 percent. Bankers' acceptance and letter of credit fees were higher by $1.658 million or 21 percent, and insurance premiums and commissions rose $668 thousand or 9.7 percent. Other service charges and fees were up modestly for the period, while other income expanded $7.856 million or 54.7 percent.

              Including investment securities sales, total noninterest income for the first quarter of 1998 was higher by $58.453 million or
              25.6 percent. Investment securities sales resulted in net gains of $3.157 million for the period versus $1.558 million a year earlier.


----------------------------
 Noninterest Income Table 8
--------------------------------------------------------------------------------
(thousands)

                                                                 1998                                1997
                                                              --------      ---------------------------------------------------
                                                                 First        Fourth         Third         Second        First
                                                                Quarter       Quarter       Quarter       Quarter       Quarter
                                                              --------      --------        ------        ------        ------
Noninterest Income
Service charges on deposit accounts .......................    $ 80,874      $ 80,977      $ 76,584      $ 74,576      $ 74,094
Fees for trust services ...................................      46,053        47,378        43,653        43,668        40,850
Credit card income -- net of interchange payments .........      38,544        38,382        43,182        43,814        36,856
Electronic banking ........................................      16,395        17,355        16,841        15,678        14,766
Capital markets income ....................................      16,110        16,040        14,994        11,176         7,312
Investment fee income .....................................      11,191         9,541         9,721         8,533         8,456
Mortgage fee income .......................................       7,704         7,509         5,711         5,154         5,170
Insurance premiums and commissions ........................       7,568         7,169         7,966         8,170         6,900
Bankers' acceptance and letter of credit fees .............       9,569         8,116         9,589         8,910         7,911
Other service charges and fees ............................      10,350         9,257         9,671         9,622        10,200
Other income ..............................................      39,365        21,534        18,135        30,293        14,354
                                                              ---------     ---------      --------      --------      --------
    Total other operating revenue .........................     283,723       263,258       256,047       259,594       226,869
Investment securities gains (losses) ......................       3,157        (1,693)        1,091           498         1,558
                                                              ---------     ---------      --------      --------      --------
    Total .................................................    $286,880      $261,565      $257,138      $260,092      $228,427
                                                              =========     =========      ========      ========      ========

Noninterest   Total noninterest expense for the first quarter was up $105.648
Expense       million or 27.2 percent year over year and included $35.568 million in pretax merger-related charges associated primarily with systems conversions and signage changes in Virginia. On a core operating basis excluding nonrecurring charges, total noninterest expense increased $70.080 million or 18 percent from a year earlier and was higher by $13.795 million or 3.1 percent from the fourth quarter of 1997. The corporation's overhead ratio measuring noninterest expense as a percentage of total revenues (taxable equivalent net interest income plus total other operating revenue) was 53.1 percent on a core operating basis versus 52.2 percent in the same period a year earlier and 53.5 percent in the fourth quarter of 1997.

              Total personnel expense for the quarter rose $48.085 million or
              22.7 percent year over year, accounting for the majority of the core growth in total noninterest expense. Salaries expense increased $40.932 million or 23.8 percent, primarily reflecting a higher employee base and greater incentive pay. Employee benefits expense was up $7.153 million or 18 percent, largely due to expanded payroll taxes and growth in retirement savings benefits expenses.

              Combined net occupancy and equipment expense increased $6.443 million or 10.4 percent. Higher net occupancy expenses, associated largely with premise leasing, building depreciation and building maintenance costs, accounted for most of the growth.

              Remaining combined categories of noninterest expense, excluding merger-related charges, rose $15.552 million or 13.5 percent. Amortization expense increased $6.853 million, principally due to higher levels of goodwill and deposit base intangibles following the corporation's purchase acquisitions in the fourth quarter of 1997. Advertising expense was up $2.164 million or 13.9 percent, reflecting greater marketing costs, while professional services expense grew $2.026 million or 21.8 percent, largely due to Year 2000 project costs.

              The corporation has been working since late 1995 to identify and begin remediating data recognition problems that will be caused in computer systems and software by the change in date from the year 1999 to the year 2000. Management has identified all business and operational functions that will be impacted by the date change and is moving aggressively to convert its application systems for year 2000 date recognition. Conversion and testing of all in-house application systems is expected to be completed by mid-year 1998, with testing of remaining vendor application system packages expected to be finished by the end of 1998. While many companies will be doing their 21st century date testing beginning in 1999, Wachovia already has included 21st century date testing as part of its conversion process. In addition, the corporation is working to convert and test all of its application systems by year-end 1998 and not simply those considered critical to operations. Throughout 1999, the corporation will conduct testing with external entities, such as business partners and the Federal Reserve, as they become Year 2000 ready. The corporation also is working to assess Year 2000 readiness on the part of its current and future vendors, particularly those vendors considered critical to the ongoing operations and business of the corporation. Management estimates that total Year 2000 project costs will be approximately $55 million, of which $44 million has been spent through March 31, 1998. The corporation's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity or capital resources. The impact of Year 2000 noncompliance by all outside parties with whom the corporation may transact business cannot be gauged fully at this time.


-----------------------------
 Noninterest Expense Table 9
--------------------------------------------------------------------------------
(thousands)

                                                                   1998                            1997
                                                                 ------   ----------------------------------------------------
                                                                  First      Fourth         Third        Second          First
                                                                Quarter      Quarter       Quarter       Quarter       Quarter
                                                               --------   --------         -----         -----        -------
Noninterest Expense
Salaries ..................................................   $ 212,758     $ 200,859     $ 190,434     $ 178,987    $171,826
Employee benefits .........................................      46,966        43,391        39,918        39,929      39,813
                                                              ---------   -----------     ---------     ---------    --------
    Total personnel expense ...............................     259,724       244,250       230,352       218,916     211,639
Net occupancy expense .....................................      33,783        30,687        29,816        27,657      28,494
Equipment expense .........................................      34,687        36,619        36,283        35,792      33,533
Postage and delivery ......................................      13,278        12,539        11,883        11,899      12,336
Outside data processing, programming and software .........      12,737        22,952        21,980        26,988      14,577
Stationery and supplies ...................................       7,506         7,637         8,415         7,676       7,232
Advertising and sales promotion ...........................      17,738        15,768        20,355        20,349      15,574
Professional services .....................................      11,304        16,348        14,102        14,385       9,278
Travel and business promotion .............................       6,439         7,433         6,120         6,154       5,508
Regulatory agency fees and other bank services ............       4,485         3,523         3,458         3,791       3,828
Amortization of intangible assets .........................       9,117         6,433         2,347         2,264       2,264
Foreclosed property expense ...............................         130           492           487           951         (55)
Personal computer impairment charge .......................          --        67,202            --            --          --
Merger-related charges ....................................      35,568       220,330            --            --          --
Other expense .............................................      47,753        40,205        39,703        43,579      44,393
                                                              ---------   -----------     ---------     ---------    --------
    Total .................................................   $ 494,249     $ 732,418     $ 425,301     $ 420,401    $388,601
                                                              =========   ===========     =========     =========    ========
Overhead ratio* ...........................................        57.2%         88.0%         53.6%         53.4%       52.2%

* Overhead ratio excluding the impact of nonrecurring charges was 53.1% in the 1998 first quarter and 53.5% in the 1997 fourth quarter.

Income        Applicable income taxes for the quarter were higher by $5.955
Taxes         million or 6.9 percent from a year earlier. Income taxes computed at the statutory rate are reduced primarily by the interest income earned on state and municipal loans and debt securities. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on certain state and municipal debt instruments is exempt from federal taxes. All Georgia and North Carolina state and municipal debt instruments are exempt from Georgia and North Carolina taxes but are taxable in other states. State and municipal obligations of other states are generally subject to state taxes. The tax-exempt nature of these assets provide both an attractive return for the corporation and substantial interest savings for local governments and their constituents.


-----------------------
 Income Taxes Table 10
--------------------------------------------------------------------------------
(thousands)

                                                                    Three Months     Three Months
                                                                           Ended            Ended
                                                                        March 31         March 31
                                                                            1998             1997
                                                                    ------------     ------------
Income before income taxes ........................................   $287,648          $279,847
                                                                      ========          ========
Federal income taxes at statutory rate ............................   $100,677          $97,946
State and local income taxes -- net of federal benefit ............    (1,021)            3,709
Effect of tax-exempt securities interest and other income .........   (12,382)          (12,414)
Other items .......................................................     5,053            (2,869)
                                                                      --------          --------
   Total tax expense ..............................................   $92,327           $86,372
                                                                      ========          ========
Current:
  Federal .........................................................   $68,763           $66,882
  Foreign .........................................................       115                59
  State and local .................................................     3,729             1,878
                                                                      --------          --------
   Total ..........................................................    72,607            68,819
Deferred:
  Federal .........................................................    25,021            13,729
  State and local .................................................    (5,301)            3,824
                                                                      --------          --------
   Total ..........................................................    19,720            17,553
                                                                      --------          --------
   Total tax expense ..............................................   $92,327           $86,372
                                                                      ========          ========

New           In December 1996, the Financial Accounting Standards Board issued
Accounting    Statement of Financial Accounting Standards No. 127, "Deferral of
Standards     the Effective Date of Certain Provisions of FASB Statement No.
              125, an amendment of FASB Statement No. 125" (FASB 127). FASB 127 delayed until 1998 certain provisions of FASB 125 that deal with repurchase agreements, securities lending and other similar transactions and pledged collateral. Adoption of FASB 127 was not material.

              In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. FASB 130 requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of FASB 130 have been included in the corporation's consolidated statements of shareholders' equity.

              Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB
              131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required. FASB 131 will be adopted, as required, beginning with year-end 1998; the disclosure requirements will have no impact on the corporation's financial position or results of operations.

              In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. Management is in the process of assessing the impact and period of adoption of this standard.

              ---------------------------------------------
               Financial Condition and Capital Ratios
              -----------------------------------------------------------------


              Assets at March 31, 1998 totaled $65.125 billion, with $57.464 billion of interest-earning assets and $44.498 billion of loans. Comparable amounts one year earlier were $58.060 billion of assets, $52.258 billion of interest-earning assets and $39.383 billion of loans. At December 31, 1997, total assets were $65.397 billion, interest-earning assets were $57.335 billion and loans were $44.194 billion.

              Deposits at the end of the first quarter of 1998 were $39.857 billion, including $31.331 billion of interest-bearing deposits, representing 78.6 percent of the total. Deposits one year earlier were $36.849 billion with interest-bearing deposits of $29.159 billion or 79.1 percent of the total, and at December 31, 1997, deposits were $42.654 billion, including $34.056 billion of interest-bearing deposits or 79.8 percent of the total. The decrease in deposits from year-end 1997 resulted from the corporation divesting selected branches in the first quarter of 1998 in connection with the Virginia merger.

              Shareholders' equity at March 31, 1998 was $5.237 billion, up $738.369 million or 16.4 percent from $4.498 billion one year earlier. Included in shareholders' equity at March 31, 1998 was $747.744 million from common stock issued in connection with the corporation's fourth quarter 1997 purchase acquisitions of Jefferson Bankshares and 1st United Bancorp. Shareholders' equity at March 31, 1998 also included $63.849 million, net of tax, in unrealized gains on securities available-for-sale marked to fair value compared with an unrealized loss of $4 thousand, net of tax, one year earlier. During the first quarter of 1998, the corporation repurchased a total of 850,000 shares of its common stock at an average cost of $78.261 per share for a total cost of $66.522 million. The shares were repurchased under a January 23, 1998 authorization by the corporation's board of directors to repurchase shares of stock in connection with Wachovia's purchase acquisition of Ameribank Bancshares. Total repurchases are authorized up to an amount that would preserve the accounting for Wachovia's merger in the fourth quarter of 1997 with Central Fidelity Banks, Inc., as a pooling-of-interests. At its meeting on April 24, 1998, the corporation's board of directors declared a second quarter dividend of $.44 per common share payable June 1 to shareholders of record on May 7. The dividend is higher by 10 percent from $.40 per share paid in the same three months of 1997. For the year to date, the dividend will total $.88 per share, an increase of 10 percent from $.80 per share paid in 1997.

              Intangible assets at March 31, 1998 totaled $619.334 million, consisting of $508.010 million of goodwill, $96.315 million of deposit base intangibles, $13.530 million of mortgage servicing rights, and $1.480 million of other intangibles, principally purchased credit card premiums. Intangible assets at first quarter close 1997 were $107.210 million, with $40.558 million of goodwill, $54.427 million of deposit base intangibles, $11.078 million of mortgage servicing rights, and $1.147 million of other intangibles. The increase in goodwill and deposit base intangibles from March 31, 1997 resulted from the corporation's purchase acquisitions in the fourth quarter of 1997.

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

              Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks, which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards.

              At March 31, 1998, the corporation's Tier I to risk-adjusted assets ratio was 8.87 percent and total capital to risk-adjusted assets was 11.64 percent. The Tier I leverage ratio was 8.91 percent. Included in the capital ratios at March 31, 1998 was $996.087 million of trust capital securities versus $596.578 million one year earlier.



-----------------------------------------
 Capital Components and Ratios Table 11
--------------------------------------------------------------------------------
(thousands)

                                                        1998                                 1997
                                                     -------   --------------------------------------------------------------
                                                       First          Fourth           Third          Second         First
                                                     Quarter         Quarter         Quarter         Quarter       Quarter
                                                   ---------   ------------        --------        --------        -------
Tier I capital:
 Common shareholders' equity .................   $ 5,236,700     $ 5,174,301     $ 4,517,021     $ 4,483,461     $  4,498,331
 Trust capital securities ....................       996,087         995,993         995,899         995,804          596,578
 Less ineligible intangible assets ...........       604,325         634,052          93,101          94,767           89,890
 Unrealized (gains) losses on securities
  available-for-sale, net of tax .............       (63,849)        (71,098)        (68,657)        (44,329)               4
                                                 -----------   -------------     -----------     -----------     ------------
    Total Tier I capital .....................     5,564,613       5,465,144       5,351,162       5,340,169        5,005,023
Tier II capital:
 Allowable allowance for loan losses .........       544,741         544,723         519,356         519,335          519,312
 Allowable long-term debt ....................     1,193,533       1,193,451       1,283,165       1,283,093        1,288,138
                                                 -----------   -------------     -----------     -----------     ------------
    Tier II capital additions ................     1,738,274       1,738,174       1,802,521       1,802,428        1,807,450
                                                 -----------   -------------     -----------     -----------     ------------
    Total capital ............................   $ 7,302,887     $ 7,203,318     $ 7,153,683     $ 7,142,597     $  6,812,473
                                                 ===========   =============     ===========     ===========     ============
Risk-adjusted assets .........................   $62,747,353     $59,543,254     $56,481,076     $52,408,490     $ 50,933,933
Quarterly average assets* ....................   $62,457,463     $59,139,712     $57,042,701     $56,931,778     $ 56,205,483
Risk-based capital ratios:
 Tier I capital ..............................          8.87%           9.18%           9.47%          10.19%            9.83%
 Total capital ...............................         11.64           12.10           12.67           13.63            13.38
Tier I leverage ratio ........................          8.91            9.24            9.38            9.38             8.90

* Excludes ineligible intangible assets and average unrealized gains (losses) on securities available-for-sale, net of tax.

Wachovia Corporation and Subsidiaries

---------------------------------------
 Consolidated Statements of Condition
--------------------------------------------------------------------------------
$ in thousands



                                                                                 March 31    December 31          March 31
                                                                                     1998           1997              1997
Assets
Cash and due from banks .....................................................   $3,661,602   $ 4,221,818       $ 3,266,242
Interest-bearing bank balances ..............................................      154,415       133,191            36,581
Federal funds sold and securities purchased under resale agreements .........      365,987     1,589,234           386,205
Trading account assets ......................................................    1,198,056       999,122         1,058,687
Securities available-for-sale ...............................................    9,871,249     8,909,537        10,068,609
Securities held-to-maturity (fair value of $1,440,438, $1,578,464 and
 $1,377,812 respectively)....................................................    1,375,959     1,509,339         1,325,556
Loans and leases, net of unearned income ....................................   44,498,281    44,194,382        39,382,725
Less allowance for loan losses ..............................................      544,741       544,723           519,312
                                                                              ------------   -----------    ---------------
  Net loans and leases ......................................................   43,953,540    43,649,659        38,863,413
Premises and equipment ......................................................      840,350       810,155           795,524
Due from customers on acceptances ...........................................      692,444       628,398           637,117
Other assets ................................................................    3,011,113     2,946,616         1,622,153
                                                                              ------------   -----------    ---------------
  Total assets .............................................................. $ 65,124,715   $65,397,069       $58,060,087
                                                                              ============   ===========    ===============
Liabilities
Deposits in domestic offices:
 Demand ..................................................................... $  8,521,550   $ 8,589,595       $ 7,676,554
 Interest-bearing demand ....................................................    4,831,044     4,654,172         4,072,727
 Savings and money market savings ...........................................   11,687,725    11,679,432        10,396,101
 Savings certificates .......................................................   10,093,897    10,934,720        10,275,042
 Large denomination certificates ............................................    2,854,234     2,284,068         3,254,373
 Noninterest-bearing time ...................................................        4,698         8,460            13,531
                                                                              ------------   -----------    ---------------
  Total deposits in domestic offices ........................................   37,993,148    38,150,447        35,688,328
Time deposits in foreign offices ............................................    1,863,739     4,503,396         1,160,977
                                                                              ------------   -----------    ---------------
  Total deposits ............................................................   39,856,887    42,653,843        36,849,305
Federal funds purchased and securities sold under repurchase agreements .....    8,796,505     8,322,716         7,272,047
Commercial paper ............................................................    1,217,459     1,034,024           663,525
Other short-term borrowed funds .............................................    1,935,326       752,874         1,404,537
Long-term debt:
 Bank notes .................................................................    3,010,426     2,939,952         3,065,344
 Other long-term debt .......................................................    3,445,940     2,994,181         2,999,917
                                                                              ------------   -----------    ---------------
  Total long-term debt ......................................................    6,456,366     5,934,133         6,065,261
Acceptances outstanding .....................................................      692,444       628,398           637,117
Other liabilities ...........................................................      933,028       896,780           669,964
                                                                              ------------   -----------    ---------------
  Total liabilities .........................................................   59,888,015    60,222,768        53,561,756
Shareholders' Equity
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none issued or outstanding ...................          --             --               --
Common stock, par value $5 per share:
 Authorized 500,000,000 shares; issued and outstanding 206,131,388,
  205,926,632 and 198,476,424 respectively ..................................    1,030,657     1,029,633           992,382
Capital surplus .............................................................      941,071       974,803           562,420
Retained earnings ...........................................................    3,201,123     3,098,767         2,943,533
Accumulated other comprehensive income (loss) ...............................       63,849        71,098                (4)
                                                                              ------------   -----------    ----------------
  Total shareholders' equity ................................................    5,236,700     5,174,301         4,498,331
                                                                              ------------   -----------    ---------------
  Total liabilities and shareholders' equity ................................ $ 65,124,715   $65,397,069       $58,060,087
                                                                              ============   ===========    ===============

Wachovia Corporation and Subsidiaries

------------------------------------
 Consolidated Statements of Income
-------------------------------------------------------------------------------
In thousands, except per share


                                                                                     Three Months Ended
                                                                                          March 31
                                                                                     1998             1997
Interest Income
Loans ....................................................................    $   945,437      $   811,917
Securities available-for-sale:
 Other investments .......................................................        153,938          162,888
Securities held-to-maturity:
 State and municipal .....................................................          3,936            4,496
 Other investments .......................................................         23,241           22,170
Interest-bearing bank balances ...........................................          3,228              675
Federal funds sold and securities purchased under resale agreements ......          5,285            2,878
Trading account assets ...................................................         12,764           13,201
                                                                             ------------      -----------
  Total interest income ..................................................      1,147,829        1,018,225
Interest Expense
Deposits:
 Domestic offices ........................................................        308,030          292,259
 Foreign offices .........................................................         36,210           17,370
                                                                             ------------      -----------
  Total interest on deposits .............................................        344,240          309,629
Short-term borrowed funds ................................................        138,893          106,961
Long-term debt ...........................................................         95,553           99,383
                                                                             ------------      -----------
  Total interest expense .................................................        578,686          515,973
Net Interest Income ......................................................        569,143          502,252
Provision for loan losses ................................................         74,126           62,231
                                                                             ------------      -----------
Net interest income after provision for loan losses ......................        495,017          440,021
Other Income
Service charges on deposit accounts ......................................         80,874           74,094
Fees for trust services ..................................................         46,053           40,850
Credit card income .......................................................         38,544           36,856
Electronic banking .......................................................         16,395           14,766
Capital markets income ...................................................         16,110            7,312
Investment fee income ....................................................         11,191            8,456
Mortgage fee income ......................................................          7,704            5,170
Other operating income ...................................................         66,852           39,365
                                                                             ------------      -----------
  Total other operating revenue ..........................................        283,723          226,869
Investment securities gains ..............................................          3,157            1,558
                                                                             ------------      -----------
  Total other income .....................................................        286,880          228,427
Other Expense
Salaries .................................................................        212,758          171,826
Employee benefits ........................................................         46,966           39,813
                                                                             ------------      -----------
  Total personnel expense ................................................        259,724          211,639
Net occupancy expense ....................................................         33,783           28,494
Equipment expense ........................................................         34,687           33,533
Merger-related charges ...................................................         35,568               --
Other operating expense ..................................................        130,487          114,935
                                                                             ------------      -----------
  Total other expense ....................................................        494,249          388,601
Income before income taxes ...............................................        287,648          279,847
Applicable income taxes ..................................................         92,327           86,372
                                                                             ------------      -----------
Net Income ...............................................................    $   195,321      $   193,475
                                                                             ============      ===========
Net income per common share:
 Basic ...................................................................    $       .95      $       .97
 Diluted .................................................................    $       .93      $       .95
Average shares outstanding:
 Basic ...................................................................        205,894          200,110
 Diluted .................................................................        210,158          203,307

Wachovia Corporation and Subsidiaries

--------------------------------------------------
 Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
$ in thousands, except per share


                                                      Common Stock             Capital
                                                    Shares         Amount      Surplus
Period ended March 31, 1997
Balance at beginning of year ...............   201,252,539     $1,006,263    $   706,649
Net income .................................
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment ...............
    Comprehensive income ...................
Cash dividends declared by pooled
 companies:
 Wachovia Corporation -- $.40 a share.......
 Central Fidelity Banks, Inc. -- $.20 a
  share ....................................
Common stock issued pursuant to:
 Stock option and employee benefit
  plans ....................................       519,385          2,596         27,309
 Dividend reinvestment plan ................        58,328            292          3,231
Common stock acquired ......................    (3,353,828)       (16,769)      (175,446)
Miscellaneous ..............................                                         677
                                              -------------    -----------   -----------
Balance at end of period ...................   198,476,424     $  992,382    $   562,420
                                             =============     ==========    ===========
Period ended March 31, 1998
Balance at beginning of year ...............   205,926,632     $1,029,633    $   974,803
Net income .................................
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment ...............
    Comprehensive income ...................
Cash dividends declared on common
 stock -- $.44 a share......................
Common stock issued pursuant to:
 Stock option and employee benefit
  plans ....................................     1,084,512          5,423         31,249
 Dividend reinvestment plan ................        77,565            388          5,741
Common stock acquired ......................      (957,321)        (4,787)       (70,220)
Miscellaneous ..............................                                        (502)
                                               -----------    -----------    -----------
Balance at end of period ...................   206,131,388     $1,030,657    $   941,071
                                             =============     ==========    ===========



                                                              Accumulated
                                                                    Other           Total
                                                 Retained    Comprehensive   Shareholders'
                                                 Earnings           Income          Equity
Period ended March 31, 1997
Balance at beginning of year ...............   $2,843,803   $      51,686    $   4,608,401
Net income .................................      193,475                          193,475
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment ...............                      (51,690)         (51,690)
                                                                             -------------
    Comprehensive income ...................                                       141,785
Cash dividends declared by pooled
 companies:
 Wachovia Corporation -- $.40 a share.......      (65,408)                         (65,408)
 Central Fidelity Banks, Inc. -- $.20 a
  share ....................................      (12,897)                         (12,897)
Common stock issued pursuant to:
 Stock option and employee benefit
  plans ....................................                                        29,905
 Dividend reinvestment plan ................                                         3,523
Common stock acquired ......................                                      (192,215)
Miscellaneous ..............................      (15,440)                         (14,763)
                                               ----------   -------------    -------------
Balance at end of period ...................   $2,943,533   $          (4)   $   4,498,331
                                               ==========   =============    =============
Period ended March 31, 1998
Balance at beginning of year ...............   $3,098,767   $      71,098    $   5,174,301
Net income .................................      195,321                          195,321
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment ...............                       (7,249)          (7,249)
                                                                             -------------
    Comprehensive income ...................                                       188,072
Cash dividends declared on common
 stock -- $.44 a share......................      (90,589)                         (90,589)
Common stock issued pursuant to:
 Stock option and employee benefit
  plans ....................................                                        36,672
 Dividend reinvestment plan ................                                         6,129
Common stock acquired ......................                                       (75,007)
Miscellaneous ..............................       (2,376)                          (2,878)
                                               ----------  --------------    -------------
Balance at end of period ...................   $3,201,123   $      63,849    $   5,236,700
                                               ==========   =============    =============

Wachovia Corporation and Subsidiaries

----------------------------------------
 Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
$ in thousands


                                                                                      Three Months Ended
                                                                                           March 31
                                                                                    1998              1997
Operating Activities
Net income ...............................................................    $    195,321      $    193,475
Adjustments to reconcile net income to
 net cash provided by operations:
 Provision for loan losses ...............................................          74,126            62,231
 Depreciation and amortization ...........................................          34,125            27,783
 Deferred income taxes ...................................................          19,720            16,483
 Investment securities gains .............................................          (3,157)           (1,558)
 Gain on sale of noninterest-earning assets ..............................            (508)             (609)
 Increase in accrued income taxes ........................................          59,442            58,786
 Increase in accrued interest receivable .................................         (14,746)           (8,651)
 Increase in accrued interest payable ....................................          45,300            53,158
 Net change in other accrued and deferred income and expense .............         (22,789)          (55,824)
 Net trading account activities ..........................................        (198,934)          131,023
 Net loans held for resale ...............................................        (158,512)         (290,254)
                                                                             -------------     -------------
  Net cash provided by operating activities ..............................          29,388           186,043
Investing Activities
Net (increase) decrease in interest-bearing bank balances ................         (21,224)           41,290
Net decrease (increase) in federal funds sold and securities
 purchased under resale agreements .......................................       1,223,247          (110,264)
Purchases of securities available-for-sale ...............................      (1,677,570)       (1,001,781)
Purchases of securities held-to-maturity .................................            ----           (35,152)
Sales of securities available-for-sale ...................................             166           203,490
Calls, maturities and prepayments of securities available-for-sale .......         711,186           464,125
Calls, maturities and prepayments of securities held-to-maturity .........         134,927            62,719
Net increase in loans made to customers ..................................        (222,157)       (1,154,616)
Capital expenditures .....................................................         (72,658)          (32,259)
Proceeds from sales of premises and equipment ............................          16,535               870
Net (increase) decrease in other assets ..................................         (96,137)          240,446
                                                                             -------------     -------------
  Net cash used by investing activities ..................................          (3,685)       (1,321,132)
Financing Activities
Net increase in demand, savings and money market accounts ................         113,358           582,245
Net (decrease) increase in certificates of deposit .......................      (2,910,314)          945,328
Net increase in federal funds purchased and securities sold
 under repurchase agreements .............................................         473,789            66,042
Net increase (decrease) in commercial paper ..............................         183,435           (48,517)
Net increase in other short-term borrowings ..............................       1,182,452           370,981
Proceeds from issuance of bank notes .....................................         100,000              ----
Maturities of bank notes .................................................         (29,867)       (1,241,283)
Proceeds from issuance of other long-term debt ...........................         455,764           316,633
Payments on other long-term debt .........................................          (4,288)          (27,032)
Common stock issued ......................................................          29,733            12,846
Dividend payments ........................................................         (90,589)          (78,467)
Common stock repurchased .................................................         (69,066)         (188,899)
Net (decrease) increase in other liabilities .............................         (20,326)           17,262
                                                                             -------------     -------------
  Net cash (used) provided by financing activities .......................        (585,919)          727,139
Decrease in Cash and Cash Equivalents ....................................        (560,216)         (407,950)
Cash and cash equivalents at beginning of year ...........................       4,221,818         3,674,192
                                                                             -------------     -------------
Cash and cash equivalents at end of period ...............................    $  3,661,602      $  3,266,242
                                                                             =============     =============
Supplemental Disclosures
Unrealized losses on securities available-for-sale:
 Decrease in securities available-for-sale ...............................    $    (10,641)     $    (85,218)
 Increase in deferred taxes ..............................................           3,396            31,854
 Decrease in shareholders' equity ........................................          (7,249)          (51,690)

[WACHOVIA LOGO APPEARS HERE]



Wachovia Corporation                       BULK RATE
P.O. Box 3099                          U.S. POSTAGE PAID
Winston-Salem, NC 27150                     WACHOVIA
                                          CORPORATION