Form 10-Q
period 1998-06-30
WACHOVIA CORP/ NC
filed 1998-08-13
CIK 774203

----------------
 1998 Form 10-Q
--------------------------------------------------------------------------------
United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1998
Commission File Number 1-9021



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

As of June 30, 1998, Wachovia Corporation had 206,622,903 shares of common stock outstanding.


Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Documents Incorporated by Reference
--------------------------------------------------------------------------------

Portions of the financial supplement for the quarter ended June 30, 1998 are incorporated by reference into Parts I and II as indicated in the table below. Except for parts of the Wachovia Corporation Financial Supplement expressly incorporated herein by reference, this Financial Supplement is not to be deemed filed with the Securities and Exchange Commission (SEC).


Part I   Financial Information
Item 1   Financial Statements (unaudited)                         Page
         Selected Period-End Data ...............................     3
         Common Stock Data -- Per Share .........................     3
         Consolidated Statements of Condition ...................    26
         Consolidated Statements of Income ......................    27
         Consolidated Statements of Shareholders' Equity ........    28
         Consolidated Statements of Cash Flows ..................    29
Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..........  4-25
Item 3   Quantitative and Qualitative
         Disclosures About Market Risk .......................... 13-15


Part II   Other Information

Item 4    Submission of Matters to a Vote of Security Holders

          At the annual meeting of shareholders held on April 24, 1998, eight directors were elected, the articles of incorporation were amended to increase the number of authorized shares of Common Stock to be issued and the appointment of Ernst & Young LLP as independent auditors for 1998 was ratified. The distribution of shareholders' votes was as follows:



                                     Shares
                                      Voted        Shares
                                   in Favor      Withheld
                                -------------   ---------
     Election of Directors
     James F. Betts             170,511,674     1,601,548
     John T. Casteen III        170,341,993     1,771,229
     George R. Lewis            170,424,287     1,688,934
     James S. Balloun           170,483,470     1,629,752
     Peter C. Browning          170,396,817     1,716,404
     Hayne Hipp                 170,491,327     1,621,894
     Lloyd U. Noland, III       170,521,645     1,591,576
     Sherwood H. Smith, Jr.     170,509,406     1,603,815

     Approval of the Amendment to the Articles of Incorporation
     Shares Voted in Favor     156,514,908
     Shares Voted Against       14,077,799
     Abstentions                 1,514,951
     Broker Nonvotes                 5,563

     Ratification of the Appointment of Independent Auditors
     Shares Voted in Favor     170,881,814
     Shares Voted Against          339,740
     Abstentions                   886,103

Item 5   Other Information--None

Item 6   Exhibits and Reports on Form 8-K

Exhibits

2.1 Agreement and Plan of Merger, dated as of November 17, 1997, by and between Wachovia Corporation, The American Bank of Hollywood and Ameribank Bancshares, Inc. (Exhibit 2.1 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1997, File No. 1-9021*)

3.1      Amended and Restated Articles of Incorporation of the registrant.

3.2 Bylaws of the registrant as amended (Exhibit 3.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1997, File No. 1-9021*).

4 Instruments defining the rights of security holders, including indentures -- Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security hoders that are not required to be filed.

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

4.4 First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation, Wachovia Corporation and Morgan Guaranty Trust Company of New York, Trustee, amending the Indenture described in Exhibit 4.3 hereto (Exhibit 4.10 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).

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

4.7 Indenture dated as of March 1, 1993 between Wachovia Corporation and CoreStates Bank, National Association, as Trustee (now succeeded as trustee by Chase Manhattan Trust Company, N.A.), relating to subordinated debt securities (Exhibit 4 to S-3 (Shelf) Registration Statement of Wachovia Corporation, File No. 333-06319*).

4.8 Indenture dated as of August 15, 1996 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee, relating to senior securities (Exhibit 4(a) of Post-Effective Amendment No. 1 to Form S-3 (Shelf) Registration Statement of Wachovia Corporation, File No. 33-6280*).

4.9 Indenture between Wachovia Corporation, Wachovia Capital Trust II and First National Bank of Chicago, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). (Exhibit 4(c) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365.)

4.10 Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities (Exhibit 4(b)(iv) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).

4.11 Preferred Securities Guarantee Agreement of Wachovia Corporation (Exhibit 4 (g) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).

4.12 Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as Trustee, relating to $150,000,000 principal amount of subordinated debt securities (Exhibit 4.1 to Form 8-K of Central Fidelity Banks, Inc., dated November 18, 1992, File No. 0-8829).

4.13 Indenture between Central Fidelity Banks, Inc., Central Fidelity Capital Trust I and The Bank of New York, as Trustee, relating to $100,000,000 Floating Rate Junior Subordinated Debentures (Exhibit 4.1 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917).

4.14 Amended and Restated Declaration of Trust of Central Fidelity Capital Trust I (Exhibit 4.4 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917).

4.15 Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (Exhibit 4.6 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated as of April 23, 1997, File No. 333-28917).

10.1 Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A. (Exhibit 10.1 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31,1992, File No. 1-9021*).

10.2 1983 Amendment to Deferred Compensation Plan described in Exhibit 10.1 hereto (Exhibit 10.2 to Report on Form 10-K Wachovia Corporation for the fiscal year ended December 31, 1992, File No. 1-9021*).

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

10.9 Form of Employment Agreement between Wachovia Corporation an L.M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast and Walter E. Leonard, Jr. (Exhibit 10 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1997, File No. 1-9021*).

10.10 Form of Employment Agreement between Wachovia Corporation and Hugh M. Durden (Exhibit 10.12 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.11 Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.16 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

10.12 Amendment to Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. described in Exhibit 10.11 hereto (Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.13 Consulting Agreement and Contract between Wachovia Corporation and Mr. John G. Medlin, Jr. as of April 24, 1998.

10.14 Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.18 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).

10.15 Amendment to Executive Retirement Agreement described in Exhibit 10.14 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).

10.16 Amendment to Executive Retirement Agreement described in Exhibit 10.14 hereto (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).

10.17 Amendment to Executive Retirement Agreement described in Exhibit 10.14 hereto (Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).

10.18 Form of Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr., G. Joseph Prendergast, Walter E. Leonard, Jr., and Hugh M. Durden, dated as of January 27, 1995 (Exhibit 10.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.19 Executive Retirement Agreement between Wachovia Corporation and Mr. Robert S. McCoy, Jr. (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.20    Amendment to Executive Retirement Agreements described in Exhibits
         10.18 and 10.19 hereto (Exhibit 10.21 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

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

10.23 1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.21 hereto (Exhibit 10.24 to Report on Form 10-K of Wachovia Corporation for fiscal year ended December 31, 1996, File No. 1-9021*).

10.24 Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1986, File No. 0-7042*).

10.25 Amendment to Deferred Compensation Plan described in Exhibit 10.24 hereto (Exhibit 19(b) to Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).

10.26 Amendment to Deferred Compensation Plan described in Exhibit 10.24 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).

10.27 Amendment to Deferred Compensation Plan described in Exhibit 10.24 hereto (Exhibit 10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

10.28 Amended and Restated Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement No. 033-53325*).

10.29 Wachovia Corporation Director Deferred Stock Unit Plan (Exhibit 10.37 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.30 Wachovia Corporation Incentive Plan Deferral Arrangement (Exhibit 10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.31 Wachovia Corporation Executive Insurance Plan (Exhibit 10.36 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.32 Executive Long Term Disability Income Plan. (Exhibit 10.34 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1997, File No. 1-9021*)

11 Computation of Earnings Per Common Share (Table 2 on page 6 of the second quarter 1998 Financial Supplement*).

12 Statement setting forth computation of ratio of earnings to fixed charges.

19 "Unaudited Consolidated Financial Statements," listed in Part I, Item 1 do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the second quarter of 1998 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

27       Financial Data Schedule (for SEC purposes only).

*  Incorporated by reference.

Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended June 30, 1998.

Signatures
--------------------------------------------------------------------------------
    Pursuant to the requirements to Section 13 or 15(d) of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WACHOVIA CORPORATION



  August 12, 1998   ROBERT S. McCOY, JR.            August 12, 1998   DONALD K. TRUSLOW
                    -----------------------------                     ------------------
                    Robert S. McCoy, Jr.                              Donald K. Truslow
                    Executive Vice President                          Comptroller
                    and Chief Financial Officer

                          (Wachovia Logo appears here)


                              Financial Supplement



                                 And Form 10-Q




                              Second Quarter 1998

------------------------
 Directors and Officers
--------------------------------------------------------------------------------
Directors of Wachovia Corporation and Wachovia Bank, N.A.

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

Walter E. Leonard, Jr.
Senior Executive Vice President
Operations/Technology


Kenneth W. McAllister
Senior Executive Vice President
General Counsel/Administrative Services

Robert S. McCoy, Jr.
Senior Executive Vice President
Chief Financial Officer


G. Joseph Prendergast
Senior Executive Vice President
General Banking

--------------------------
 Selected Period-End Data
--------------------------------------------------------------------------------

                                                   June 30     June 30
                                                      1998        1997
                                                  -------      -------
Banking offices:
 North Carolina ...............................       199           202
 Virginia .....................................       264           243
 Georgia ......................................       132           121
 South Carolina ...............................       122           128
 Florida ......................................        39          ----
                                                  -------      --------
  Total .......................................       756           694
                                                  =======      ========
Automated banking machines:
 North Carolina ...............................       445           386
 Virginia .....................................       308           237
 Georgia ......................................       299           246
 South Carolina ...............................       282           251
 Florida ......................................        30          ----
                                                  -------      --------
  Total .......................................     1,364         1,120
                                                  =======      ========
Employees (full-time equivalent) ..............    21,146        20,509
Common stock shareholders of record ...........    54,825        47,510
Common shares outstanding (thousands) .........   206,623       195,276

--------------------------------
 Common Stock Data -- Per Share
--------------------------------------------------------------------------------

                                                                                  1998
                                                                        ----------------------
                                                                          Second       First
                                                                          Quarter     Quarter
                                                                        --------      --------
Market value: (1)
 Period-end ...........................................................  $   84.50   $   84.81
 High .................................................................      90.19       85.75
 Low ..................................................................      77.38       72.75
Book value at period-end (2) ..........................................      26.02       25.40
Dividend (1) ..........................................................        .44         .44
Price/earnings ratio (1) (3) ..........................................       28.6x       28.9x
Price/earnings ratio without nonrecurring items (1), (3), (4) .........       20.4        21.0



                                                                                        1997
                                                                        ----------------------------------
                                                                          Fourth       Third      Second
                                                                          Quarter     Quarter     Quarter
                                                                        ----------   ---------    --------
Market value: (1)
 Period-end ...........................................................  $   81.13   $   72.00   $   58.31
 High .................................................................      83.94       72.38       66.88
 Low ..................................................................      71.06       58.19       53.50
Book value at period-end (2) ..........................................      25.13       23.31       23.07
Dividend (1) ..........................................................        .44         .44         .40
Price/earnings ratio (1) (3) ..........................................       27.6x       17.7x       14.5x
Price/earnings ratio without nonrecurring items (1), (3), (4) .........       20.5        17.7        14.5

(1) Information before the 1997 fourth quarter represents that of Wachovia Corporation prior to merger with Central Fidelity Banks, Inc.
(2) Book value per share has been restated to reflect the merger with Central Fidelity Banks, Inc., as a pooling-of-interests.
(3) Based on the most recent twelve months of net income per diluted share and end of period stock price.
(4) Excludes the after-tax impact of nonrecurring charges as described in notes
    (1), (2) and (3) of Table 1.



-----------------------
 Financial Information
--------------------------------------------------------------------------------
Wachovia Shareholder Direct
Shareholders and other interested individuals can access timely corporate information on Wachovia, such as earnings and dividend announcements, by calling 1-888-4WB-NEWS (1-888-492-6397).



Investor Contact                                        Internet Address
Robert S. McCoy, Jr.        James C. Mabry              Wachovia's Internet address is: www.wachovia.com
Chief Financial Officer     Senior Vice President
(336) 732-5926              Investor Relations
Winston-Salem, NC 27150     (336) 732-5788
                            Winston-Salem, NC 27150

Management's Discussion and Analysis of Financial Condition
and Results of Operations
---------------------------
 Financial Summary Table 1
--------------------------------------------------------------------------------

                                                       Twelve                   1998                   1997
                                                       Months      -----------------------------    -----------
                                                        Ended
                                                      June 30           Second          First            Fourth
                                                          1998         Quarter         Quarter          Quarter
                                                   -----------     -------------     -----------    -----------
Summary of Operations
(thousands, except per share data)
Interest income .................................. $4,510,125        $ 1,169,758     $ 1,147,829     $1,119,617
Interest expense .................................  2,279,162            587,054         578,686        564,145
                                                   -----------     -------------     -----------   ------------
Net interest income ..............................  2,230,963            582,704         569,143        555,472
Provision for loan losses (1) ....................    282,238             68,441          74,126         76,915
                                                   -----------     -------------     -----------   ------------
Net interest income after provision for loan
 losses ..........................................  1,948,725            514,263         495,017        478,557
Other operating revenue ..........................  1,118,071            315,043         283,723        263,258
Securities gains (losses) (2) ....................      5,547              2,992           3,157         (1,693)
                                                   -----------     -------------     -----------   ------------
Total other income ...............................  1,123,618            318,035         286,880        261,565
Personnel expense ................................    996,732            262,406         259,724        244,250
Nonrecurring charges (3) .........................    353,949             30,849          35,568        287,532
Other expense ....................................    818,281            223,739         198,957        200,636
                                                   -----------     -------------     -----------   ------------
Total other expense ..............................  2,168,962            516,994         494,249        732,418
Income before income taxes .......................    903,381            315,304         287,648          7,704
Applicable income taxes ..........................    295,618            105,388          92,327          4,100
                                                   -----------     -------------     -----------   ------------
Net income ....................................... $  607,763        $   209,916     $   195,321     $    3,604
                                                   ===========     =============     ===========   ============
Net income per common share:
 Basic ........................................... $     3.01        $      1.02     $       .95     $      .02
 Diluted ......................................... $     2.95        $      1.00     $       .93     $      .02
Cash dividends paid per common share (4).......... $     1.76        $       .44     $       .44     $      .44
Cash dividends paid on common stock (5)........... $  352,559        $    90,973     $    90,589     $   87,045
Cash dividend payout ratio (5) ...................      58.01%             43.34%          46.38%      2,415.23%
Average basic shares outstanding .................    202,220            206,718         205,894        201,415
Average diluted shares outstanding ...............    206,294            210,662         210,158        205,934
Selected Average Balances
(millions)
Total assets ..................................... $   60,997        $    63,916     $    63,133     $   59,835
Loans -- net of unearned income ..................     42,293             43,974          43,749         41,770
Securities .......................................     10,624             11,102          10,623         10,126
Other interest-earning assets ....................      1,570              1,558           1,630          1,637
Total interest-earning assets ....................     54,487             56,634          56,002         53,533
Interest-bearing deposits ........................     31,150             32,182          32,455         30,706
Short-term borrowed funds ........................     10,044             10,947          10,635          9,444
Long-term debt ...................................      6,041              6,092           6,107          5,935
Total interest-bearing liabilities ...............     47,235             49,221          49,197         46,085
Noninterest-bearing deposits .....................      7,376              7,939           7,240          7,484
Total deposits ...................................     38,526             40,121          39,695         38,190
Shareholders' equity .............................      4,897              5,211           5,109          4,884
Ratios (averages)
Annualized net loan losses to loans ..............        .66%               .62%            .68%           .73%
Annualized net yield on interest-earning
 assets ..........................................       4.19               4.21            4.21           4.21
Shareholders' equity to:
 Total assets ....................................       8.03               8.15            8.09           8.16
 Net loans .......................................      11.73              12.00           11.82          11.85
Annualized return on assets ......................       1.00               1.31            1.24            .02
Annualized return on shareholders' equity.........      12.41              16.11           15.29            .30
Net Income and Ratios Excluding
 the After-Tax Effect of
 Nonrecurring Items Described
 in (1), (2) and (3) (thousands,
 except per share data)
Net income ....................................... $  858,093        $   230,276     $   218,168     $  210,727
Net income per diluted share ..................... $     4.15        $      1.09     $      1.04     $     1.02
Annualized return on assets ......................       1.41%              1.44%           1.38%          1.41%
Annualized return on shareholders' equity.........      17.52              17.68           17.08          17.26
Cash dividend payout ratio (5) ...................      41.09              39.51           41.52          41.31



                                                                                          Six Months Ended
                                                                1997                           June 30
                                                     ---------------------------   -----------------------------
                                                        Third          Second
                                                       Quarter         Quarter              1998            1997
                                                     -----------     -----------   -------------     -----------
Summary of Operations
(thousands, except per share data)
Interest income ..................................   $ 1,072,921     $ 1,051,622     $ 2,317,587     $ 2,069,847
Interest expense .................................       549,277         539,423       1,165,740       1,055,396
                                                     -----------     -----------   -------------     -----------
Net interest income ..............................       523,644         512,199       1,151,847       1,014,451
Provision for loan losses (1) ....................        62,756          63,047         142,567         125,278
                                                     -----------     -----------   -------------     -----------
Net interest income after provision for loan
 losses ..........................................       460,888         449,152       1,009,280         889,173
Other operating revenue ..........................       256,047         259,594         598,766         486,463
Securities gains (losses) (2) ....................         1,091             498           6,149           2,056
                                                     -----------     -----------   -------------     -----------
Total other income ...............................       257,138         260,092         604,915         488,519
Personnel expense ................................       230,352         218,916         522,130         430,555
Nonrecurring charges (3) .........................          ----            ----          66,417            ----
Other expense ....................................       194,949         201,485         422,696         378,447
                                                     -----------     -----------   -------------     -----------
Total other expense ..............................       425,301         420,401       1,011,243         809,002
Income before income taxes .......................       292,725         288,843         602,952         568,690
Applicable income taxes ..........................        93,803          92,038         197,715         178,410
                                                     -----------     -----------   -------------     -----------
Net income .......................................   $   198,922     $   196,805     $   405,237     $   390,280
                                                     ===========     ===========   =============     ===========
Net income per common share:
 Basic ...........................................   $      1.02     $      1.00     $      1.96     $      1.97
 Diluted .........................................   $      1.00     $       .98     $      1.93     $      1.94
Cash dividends paid per common share (4)..........   $       .44     $       .40     $       .88     $       .80
Cash dividends paid on common stock (5)...........   $    83,952     $    78,001     $   181,562     $   156,306
Cash dividend payout ratio (5) ...................         42.20%          39.63%          44.80%          40.05%
Average basic shares outstanding .................       194,981         196,676         206,308         198,384
Average diluted shares outstanding ...............       198,555         199,819         210,412         201,553
Selected Average Balances
(millions)
Total assets .....................................   $    57,183     $    57,044     $    63,527     $    56,690
Loans -- net of unearned income ..................        39,731          39,100          43,862          38,664
Securities .......................................        10,649          11,102          10,864          11,205
Other interest-earning assets ....................         1,457           1,370           1,594           1,344
Total interest-earning assets ....................        51,837          51,572          56,320          51,213
Interest-bearing deposits ........................        29,300          29,450          32,318          29,155
Short-term borrowed funds ........................         9,172           8,917          10,795           8,661
Long-term debt ...................................         6,031           6,063           6,100           6,263
Total interest-bearing liabilities ...............        44,503          44,430          49,213          44,079
Noninterest-bearing deposits .....................         6,843           6,789           7,591           6,701
Total deposits ...................................        36,143          36,239          39,909          35,856
Shareholders' equity .............................         4,391           4,376           5,160           4,427
Ratios (averages)
Annualized net loan losses to loans ..............           .63%            .64%            .65%            .65%
Annualized net yield on interest-earning
 assets ..........................................          4.12            4.10            4.21            4.12
Shareholders' equity to:
 Total assets ....................................          7.68            7.67            8.12            7.81
 Net loans .......................................         11.20           11.34           11.91           11.60
Annualized return on assets ......................          1.39            1.38            1.28            1.38
Annualized return on shareholders' equity.........         18.12           17.99           15.71           17.63
Net Income and Ratios Excluding
 the After-Tax Effect of
 Nonrecurring Items Described
 in (1), (2) and (3) (thousands,
 except per share data)
Net income .......................................   $   198,922     $   196,805     $   448,444     $   390,280
Net income per diluted share .....................   $      1.00     $       .98     $      2.13     $      1.94
Annualized return on assets ......................          1.39%           1.38%           1.41%           1.38%
Annualized return on shareholders' equity.........         18.12           17.99           17.38           17.63
Cash dividend payout ratio (5) ...................         42.20           39.63           40.49           40.05

(1) Includes $10,845 in nonrecurring merger-related provision in the twelve months ended June 30, 1998 and in the 1997 fourth quarter.
(2) Includes $4,639 of nonrecurring losses to restructure the available-for-sale portfolio in the twelve months ended June 30, 1998 and in the 1997 fourth quarter.
(3) Nonrecurring charges in the twelve months ended June 30, 1998 include merger-related items of $286,747 and personal computer charges of $67,202. Nonrecurring charges in the 1998 second and first quarters include merger-related items of $30,849 and $35,568, respectively; nonrecurring charges in the 1997 fourth quarter include merger-related charges of $220,330 and personal computer impairment charge of $67,202.
(4) Cash dividends per common share are those of Wachovia Corporation prior to the merger with Central Fidelity Banks, Inc.
(5) Includes amounts of pooled companies.

              --------------------------
               Results of Operations
              -----------------------------------------------------------------

Overview
              The following narrative contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainty and any number of factors could cause actual results to differ materially from statements contained in this Financial Supplement and Form 10-Q. Risks and uncertainties that may affect future results include, but are not limited to, growth of the economy, interest rate movements, timely development by Wachovia of technology enhancements for its products and operating systems, the ability of Wachovia and its customers and vendors to address effectively Year 2000 issues, the impact of competitive products, services and pricing, Congressional legislation and similar matters. Management cautions readers of this Financial Supplement and Form 10-Q not to place undue reliance on forward-looking statements which are subject to influence by the named risk factors and unanticipated future events.

              Wachovia Corporation ("the corporation") is a southeastern interstate bank holding company with dual headquarters in Atlanta, Georgia, and Winston-Salem, North Carolina. The corporation's principal banking subsidiaries are Wachovia Bank,
              N. A., which maintains operations in Georgia, North Carolina, South Carolina and Virginia, and The First National Bank of Atlanta, which provides credit card services. On April 1, 1998, Wachovia Corporation acquired Ameribank Bancshares, Inc., a $280 million asset Florida bank holding company and parent of American Bank of Hollywood, Florida. The acquisition was accounted for as a purchase transaction. Subsequent to the acquisition, American Bank was merged into 1st United Bank, a former subsidiary of Wachovia Corporation. First United Bank, which maintains operations in Florida, was merged into Wachovia Bank on July 1, 1998.

              Wachovia's growth strategies include using acquisitions to gain access to additional customers in attractive markets and to enhance product and service capabilities. The corporation regularly evaluates acquisition opportunities and conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations may take place and future acquisitions involving cash, debt or equity securities may occur. Acquisitions typically involve the payment of a premium over book values, and, therefore, some dilution of the corporation's book value and net income per share may occur in connection with any future transactions.

              The U.S. economy slowed in the second quarter of 1998 as the impact of turmoil in Asian markets widened and industrial auto production was hampered by strikes. Gross domestic product for the period, based on advance estimates, grew at a 1.4 percent annualized rate compared with a 5.5 percent growth rate in the first quarter based on revised figures. The nation's seasonally adjusted unemployment rate dropped in the period to 4.4 percent from 4.7 percent in the preceding three months. Business conditions within Wachovia's primary operating states remained generally strong during the second quarter. Seasonally adjusted unemployment for the period averaged 4.6 percent in Florida, 4 percent in Georgia, 3.3 percent in North Carolina, 3.2 percent in South Carolina and 3 percent in Virginia.

              Wachovia reported net income of $209.916 million or $1.00 per diluted share for the second quarter of 1998 and $405.237 million or $1.93 per diluted share for the first half of the year. Results reflected strong revenue growth masked by merger-related charges, principally for systems conversions and employee bene-fits expenses in Virginia. The net after-tax impact of the merger-related charges was $20.360 million or

              $.09 per diluted share for the second period and $43.207 million or $.20 per diluted share year to date. Excluding merger-related expenses, operating net income totaled $230.276 million or $1.09 per diluted share for the three months and $448.444 million or $2.13 per diluted share for the first six months. Noninterest income for the first half of 1998 included branch sale gains of $17.155 million, all of which occurred in the first quarter, versus gains of $18.659 million in the second quarter of 1997. Management anticipates additional integration expenses of approximately $10 million for the remainder of 1998, with the majority of charges expected to be recognized in the third quarter.

              Expanded discussion of the corporation's operating results and financial condition is presented in the following narrative with accompanying tables. Interest income is stated on a taxable equivalent basis, which is adjusted for the tax-favored status of earnings from certain loans and securities. References to changes in assets and liabilities represent daily average levels unless otherwise noted. Prior year financial results have been restated to reflect the corporation's pooling-of-interests merger with Central Fidelity Banks, Inc., effective December 15, 1997 but have not been restated for the corporation's purchase acquisitions of Jefferson Bankshares, Inc., and 1st United Bancorp in the fourth quarter of 1997 and of Ameribank Bancshares in the second quarter of 1998.


---------------------------------------------------
 Computation of Earnings Per Common Share Table 2
--------------------------------------------------------------------------------
(thousands, except per share)

                                                                         Three Months Ended              Six Months Ended
                                                                               June 30                        June 30
                                                                          1998            1997            1998            1997
                                                                   -----------       ---------     -----------       ---------
BASIC
Average common shares outstanding ..............................       206,718         196,676         206,308         198,384
                                                                   ===========         =======     ===========         =======
Net income .....................................................     $ 209,916       $ 196,805       $ 405,237       $ 390,280
                                                                   ===========       =========     ===========       =========
Per share amount ...............................................     $    1.02       $    1.00       $    1.96       $    1.97
DILUTED
Average common shares outstanding ..............................       206,718         196,676         206,308         198,384
Dilutive common stock options at average market price ..........         3,684           2,964           3,835           2,990
Dilutive common stock awards at average market price ...........           248             171             260             171
Convertible long-term debt assumed converted ...................            12               8               9               8
                                                                   -----------       ---------     -----------       ---------
Average diluted shares outstanding .............................       210,662         199,819         210,412         201,553
                                                                   ===========       =========     ===========       =========
Net income .....................................................     $ 209,916       $ 196,805       $ 405,237       $ 390,280
Add interest on convertible long-term debt, net of tax .........             7               1               8               3
                                                                   -----------       ---------     -----------       ---------
Adjusted net income ............................................     $ 209,923       $ 196,806       $ 405,245       $ 390,283
                                                                   ===========       =========     ===========       =========
Per share amount ...............................................     $    1.00       $     .98       $    1.93       $    1.94

Net Interest
Income Taxable equivalent net interest income for the second quarter of 1998 rose $67.372 million or 12.8 percent year over year and expanded $130.247 million or 12.5 percent for the first six months. Gains in both periods were driven by good loan growth and improvement in the net yield on interest-earning assets (defined as taxable equivalent net interest income as a percentage of average interest-earning assets). Compared with the first quarter of 1998, taxable equivalent net interest income was up $13.638 million or 9.4 percent annualized, reflecting modest growth in interest-earning assets and one additional accrual day. The net yield on interest-earning assets increased 11 basis points for the second period from a year earlier and 9 basis points year to date and was unchanged from the first three months of the year. Management expects taxable equivalent net interest income to rise in the third quarter of 1998 from second quarter's level and the net yield on interest-earning assets to moderate, based on business trends as of the beginning of the third quarter.

              Taxable equivalent interest income expanded $115.003 million or
              10.8 percent and $240.591 million or 11.5 percent for the second period and first half, respectively. Increased loan volume primarily fueled the growth, with a higher average rate earned also contributing to the rise. Loans advanced $4.874 billion or
              12.5 percent for the three months and $5.198 billion or 13.4 percent for the first six months, with the average rate earned up 3 basis points and 7 basis points, respectively. The loan growth was attributable partly to the purchase accounting transactions consummated in 1997 and 1998. The mix of loans to total interest-earning assets rose to 77.6 percent for the second quarter from
              75.8 percent a year earlier and to 77.9 percent for the first half versus 75.5 percent in 1997. Compared with the first quarter of 1998, taxable equivalent interest income was higher by $22.006 million or 7.6 percent annualized, largely due to greater volume of interest-earning assets.

              Loan growth for both the quarter and first six months occurred primarily in the commercial portfolio. Commercial loans, including related real estate categories, rose $4.010 billion or
              18.4 percent for the three months from a year earlier and $4.246 billion or 19.9 percent for the first six months. Taxable commercial loans, commercial mortgages and construction loans led the gains in both periods, expanding $2.642 billion or 23.5 percent, $854 million or 14.3 percent and $432 million or 30 percent, respectively, for the quarter, and $2.839 billion or
              26.1 percent, $913 million or 15.5 percent and $486 million or
              35.3 percent, respectively, for the first half. Good growth also occurred in foreign loans, driven, in part, by originations in the corporation's London office to companies operating in Europe, and in lease financing, which primarily consists of commercial leases and other structured corporate transactions. Based on regulatory definitions, commercial real estate loans at June 30, 1998 were $8.632 billion or 19.4 percent of total loans compared with $7.557 billion or 18.8 percent of loans one year earlier and $8.699 billion or 19.5 percent at March 31, 1998. Regulatory definitions for commercial real estate include loans which have real estate as the collateral but not the primary consideration in a credit risk evaluation. Foreign loans at June 30, 1998 were $843 million, representing 1.9 percent of total loans, versus $498 million or 1.2 percent of loans one year earlier and $548 million or 1.2 percent at the end of the first quarter of 1998. Foreign loan exposure to Asia was insignificant.

              Consumer loans, including residential mortgages, increased $864 million or 5 percent for the quarter and $952 million or 5.5 percent for the first half. Residential mortgages accounted for most of the growth, rising $734 million or 10.1 percent for the three months and $789 million or 11 percent for the first six months including gains in equity bank lines. Good expansion also occurred in other revolving credit, while indirect retail loans and credit cards were up modestly. Credit card outstandings decreased in the second quarter from the first quarter, primarily reflecting lower new account openings. Managed credit card outstandings at June 30, 1998 were $6.033 billion, representing
              13.4 percent of total managed loans, compared with $6.173 billion or 15.1 percent of managed loans one year earlier and $6.103 billion or 13.6 percent at

--------------------------------------------------
 Net Interest Income and Average Balances Table 3
--------------------------------------------------------------------------------

                                              Twelve                   1998                      1997
                                              Months      ----------------------------  -------------
                                               Ended
                                             June 30           Second        First          Fourth
                                                1998          Quarter       Quarter        Quarter
                                          -----------     -------------   ------------  -------------
NET INTEREST INCOME --
 TAXABLE EQUIVALENT
 (THOUSANDS)
Interest income:
 Loans, including fees ..................$3,733,116        $    967,461   $    952,282   $    930,055
 Securities .............................   740,363             191,666        185,655        179,283
 Interest-bearing bank balances .........    10,375               3,411          3,228          1,920
 Federal funds sold and securities
  purchased under resale
  agreements ............................    25,542               5,735          5,285          8,542
 Trading account assets .................    51,474              13,313         13,130         12,968
                                          -----------     -------------   ------------  -------------
   Total ................................ 4,560,870           1,181,586      1,159,580      1,132,768
Interest expense:
 Interest-bearing demand ................    67,140              17,047         16,751         17,333
 Savings and money market
  savings ...............................   432,823             110,078        111,133        108,682
 Savings certificates ...................   578,934             136,782        146,030        150,959
 Large denomination certificates ........   160,179              45,426         34,117         40,830
 Interest-bearing deposits in
  foreign offices .......................   121,145              37,332         36,210         23,778
 Short-term borrowed funds ..............   537,138             145,827        138,892        127,304
 Long-term debt .........................   381,802              94,562         95,553         95,259
                                          -----------     -------------   ------------  -------------
   Total ................................ 2,279,161             587,054        578,686        564,145
                                          -----------     -------------   ------------  -------------
Net interest income .....................$2,281,709        $    594,532   $    580,894   $    568,623
                                          ===========     =============   ============  =============
Annualized net yield on
 interest-earning assets ................      4.19%               4.21%          4.21%          4.21%
AVERAGE BALANCES (MILLIONS)
Assets:
 Loans -- net of unearned income......... $  42,293        $     43,974   $     43,749   $     41,770
 Securities .............................    10,624              11,102         10,623         10,126
 Interest-bearing bank balances .........       142                 139            189            116
 Federal funds sold and securities
  purchased under resale
  agreements ............................       451                 411            374            594
 Trading account assets .................       977               1,008          1,067            927
                                          -----------     -------------   ------------  -------------
   Total interest-earning assets.........    54,487              56,634         56,002         53,533
 Cash and due from banks ................     3,116               3,166          3,340          3,165
 Premises and equipment .................       824                 845            819            844
 Other assets ...........................     3,007               3,709          3,396          2,733
 Unrealized gains on securities
  available-for-sale ....................        96                  96            114             99
 Allowance for loan losses ..............      (533)               (534)          (538)          (539)
                                          -----------     -------------   ------------  -------------
   Total assets ......................... $  60,997        $     63,916   $     63,133   $     59,835
                                          ===========     =============   ============  =============
Liabilities and shareholders' equity:
 Interest-bearing demand ................ $   4,753        $      4,687   $      5,984   $      4,368
 Savings and money market
  savings ...............................    10,958              11,700         10,334         11,189
 Savings certificates ...................    10,476               9,984         11,044         10,676
 Large denomination certificates ........     2,814               3,212          2,449          2,816
 Interest-bearing deposits in
  foreign offices .......................     2,149               2,599          2,644          1,657
 Short-term borrowed funds ..............    10,044              10,947         10,635          9,444
 Long-term debt .........................     6,041               6,092          6,107          5,935
                                          -----------     -------------   ------------  -------------
  Total interest-bearing liabilities.....    47,235              49,221         49,197         46,085
 Demand deposits ........................     7,376               7,939          7,240          7,484
 Other liabilities ......................     1,489               1,545          1,587          1,382
 Shareholders' equity ...................     4,897               5,211          5,109          4,884
                                          -----------     -------------   ------------  -------------
   Total liabilities and
    shareholders' equity ................ $  60,997        $     63,916   $     63,133   $     59,835
                                          ===========     =============   ============  =============
Total deposits .......................... $  38,526        $     40,121   $     39,695   $     38,190



                                                    1997                       Six Months Ended
                                           ---------------------------             June 30
                                              Third          Second
                                             Quarter        Quarter              1998            1997
                                           ------------   ------------  -------------     -----------
NET INTEREST INCOME --
 TAXABLE EQUIVALENT
 (THOUSANDS)
Interest income:
 Loans, including fees ..................  $    883,318   $    856,656    $ 1,919,743     $ 1,678,618
 Securities .............................       183,759        191,120        377,321         386,044
 Interest-bearing bank balances .........         1,816            818          6,639           1,494
 Federal funds sold and securities
  purchased under resale
  agreements ............................         5,980          4,919         11,020           7,797
 Trading account assets .................        12,063         13,070         26,443          26,622
                                           ------------   ------------  -------------     -----------
   Total ................................     1,086,936      1,066,583      2,341,166       2,100,575
Interest expense:
 Interest-bearing demand ................        16,009         15,886         33,798          30,907
 Savings and money market
  savings ...............................       102,930         99,671        221,211         193,832
 Savings certificates ...................       145,163        143,650        282,812         286,022
 Large denomination certificates ........        39,806         43,050         79,543          83,755
 Interest-bearing deposits in
  foreign offices .......................        23,825         22,348         73,542          39,718
 Short-term borrowed funds ..............       125,115        118,781        284,719         225,742
 Long-term debt .........................        96,428         96,037        190,115         195,420
                                           ------------   ------------  -------------     -----------
   Total ................................       549,276        539,423      1,165,740       1,055,396
                                           ------------   ------------  -------------     -----------
Net interest income .....................  $    537,660   $    527,160    $ 1,175,426     $ 1,045,179
                                           ============   ============  =============     ===========
Annualized net yield on
 interest-earning assets ................          4.12%          4.10%          4.21%           4.12%
AVERAGE BALANCES (MILLIONS)
Assets:
 Loans -- net of unearned income.........  $     39,731   $     39,100    $    43,862     $    38,664
 Securities .............................        10,649         11,102         10,864          11,205
 Interest-bearing bank balances .........           126             62            164              56
 Federal funds sold and securities
  purchased under resale
  agreements ............................           423            352            392             284
 Trading account assets .................           908            956          1,038           1,004
                                           ------------   ------------  -------------     -----------
   Total interest-earning assets.........        51,837         51,572         56,320          51,213
 Cash and due from banks ................         2,797          2,844          3,253           2,826
 Premises and equipment .................           790            788            832             789
 Other assets ...........................         2,206          2,321          3,553           2,328
 Unrealized gains on securities
  available-for-sale ....................            76             28            105              44
 Allowance for loan losses ..............          (523)          (509)          (536)           (510)
                                           ------------   ------------  -------------     -----------
   Total assets .........................  $     57,183   $     57,044    $    63,527     $    56,690
                                           ============   ============  =============     ===========
Liabilities and shareholders' equity:
 Interest-bearing demand ................  $      4,000   $      4,047    $     5,332     $     4,032
 Savings and money market
  savings ...............................        10,603         10,413         11,021          10,289
 Savings certificates ...................        10,207         10,258         10,511          10,287
 Large denomination certificates ........         2,776          3,099          2,832           3,064
 Interest-bearing deposits in
  foreign offices .......................         1,714          1,633          2,622           1,483
 Short-term borrowed funds ..............         9,172          8,917         10,795           8,661
 Long-term debt .........................         6,031          6,063          6,100           6,263
                                           ------------   ------------  -------------     -----------
  Total interest-bearing liabilities.....        44,503         44,430         49,213          44,079
 Demand deposits ........................         6,843          6,789          7,591           6,701
 Other liabilities ......................         1,446          1,449          1,563           1,483
 Shareholders' equity ...................         4,391          4,376          5,160           4,427
                                           ------------   ------------  -------------     -----------
   Total liabilities and
    shareholders' equity ................  $     57,183   $     57,044    $    63,527     $    56,690
                                           ============   ============  =============     ===========
Total deposits ..........................  $     36,143   $     36,239    $    39,909     $    35,856

              March 31, 1998. Managed credit card amounts included $500 million of securitized loans at June 30, 1998, $586 million one year earlier and $500 million at the end of the first quarter of 1998. Additional information on the corporation's managed credit card portfolio is presented on page 17.

              Period-end loans as of June 30, 1998 and the preceding four quarters are shown in the following table.


                                                June 30        Mar. 31        Dec. 31       Sept. 30        June 30
  $ in thousands                                   1998           1998           1997           1997           1997
                                            -----------    -----------    -----------    -----------    -----------
  Commercial .............................. $14,162,763    $14,519,889    $13,528,344    $12,133,710    $11,838,009
  Tax-exempt ..............................   1,285,639      1,379,660      1,607,159      1,695,993      1,848,958
                                            -----------    -----------    -----------    -----------    -----------
  Total commercial ........................  15,448,402     15,899,549     15,135,503     13,829,703     13,686,967
  Direct retail ...........................   1,125,885      1,160,162      1,249,612      1,161,279      1,177,404
  Indirect retail .........................   3,056,582      3,038,397      3,028,288      2,879,128      2,905,645
  Credit card .............................   5,533,435      5,603,381      5,919,098      5,693,563      5,587,343
  Other revolving credit ..................     503,758        485,093        459,563        422,389        418,214
                                            -----------    -----------    -----------    -----------    -----------
  Total retail ............................  10,219,660     10,287,033     10,656,561     10,156,359     10,088,606
  Construction ............................   1,835,906      1,873,528      1,779,522      1,553,500      1,534,364
  Commercial mortgages ....................   6,796,424      6,824,990      6,790,446      6,098,647      6,022,473
  Residential mortgages ...................   7,893,928      7,959,185      8,098,794      7,563,967      7,357,546
                                            -----------    -----------    -----------    -----------    -----------
  Total real estate .......................  16,526,258     16,657,703     16,668,762     15,216,114     14,914,383
  Lease financing .........................   1,420,875      1,105,555      1,094,169      1,049,269      1,013,115
  Foreign .................................     843,353        548,441        639,387        496,164        497,905
                                            -----------    -----------    -----------    -----------    -----------
  Total loans, net of unearned income ..... $44,458,548    $44,498,281    $44,194,382    $40,747,609    $40,200,976
                                            ===========    ===========    ===========    ===========    ===========


              Securities, the second largest category of interest-earning assets, were flat with the second quarter of 1997 and moderately lower year to date. Compared with the preceding three months, securities increased $479 million or 4.5 percent in the second quarter, primarily reflecting higher levels of available-for-sale mortgage-backed securities. At June 30, 1998, securities available-for-sale were $9.524 billion and securities held-to-maturity were $1.656 billion, as detailed in the following table.



$ in thousands
  Securities available-for-sale at market value:
    U.S. Government and agency ...........................  $ 4,130,559
    Mortgage-backed securities ...........................    4,695,836
    Other ................................................      697,963
                                                            -----------
  Total securities available-for-sale ....................    9,524,358
  Securities held-to-maturity:
    U.S. Government and agency ...........................      554,137
    Mortgage-backed securities ...........................      805,336
    State and municipal ..................................      194,623
    Other ................................................      101,421
                                                            -----------
  Total securities held-to-maturity ......................    1,655,517
                                                            -----------
  Total securities .......................................  $11,179,875
                                                            ===========


              Securities held-to-maturity had a fair value of $1.716 billion at June 30, 1998, representing a $61 million appreciation over book value. Marking the securities available-for-sale portfolio at June 30, 1998 to fair value resulted in an unrealized gain over amortized cost of $121.947 million, pretax, and $74.990 million, net of tax. Marking the average available-for-sale portfolio to fair value resulted in unrealized gains of $95.969 million, pretax, and $62.873 million, net of tax, for the second period and $104.919 million, pretax, and $67.408 million, net of tax, year to date. Unrealized gains are included, net of tax, in shareholders' equity.

              Interest expense for the quarter was up $47.631 million or 8.8 percent and rose $110.344 million or 10.5 percent for the first half. Higher levels of interest-bearing liabilities, principally interest-bearing deposits and short-term borrowings, accounted for the growth, which was moderated by a lower average rate paid. Interest-bearing liabilities rose $4.791 billion or 10.8 percent for the three months and $5.134 billion or 11.6 percent for the first six months, while the average rate paid decreased 9 basis points and 5 basis points, respectively. A portion of the increase in interest-bearing liabilities is attributable to the effects of purchase accounting transactions consummated during 1997 and 1998. Interest expense increased $8.368 million or 5.8 percent annualized from the first quarter of 1998, largely reflecting growth in short-term borrowings and a slightly higher average rate paid.

              As part of its funding strategy, the corporation is marketing traditional funding products while issuing a variety of debt instruments. Traditional funding sources are being broadened through marketing of the corporation's Premiere and Business Premiere accounts, both of which are high-yield money market deposit products; the introduction of PC Banking; and significant enhancements to the corporation's basic checking products. Wholesale funding sources include senior and subordinated debt, trust capital securities and a global bank note program. Management believes continued flexibility and innovation will be required of financial institutions to attract future funding through deposit products and alternative sources.

              Interest-bearing deposits increased $2.732 billion or 9.3 percent and $3.163 billion or 10.8 percent for the second quarter and first half, respectively. Savings and money market savings grew $1.287 billion or 12.4 percent for the three months and $732 million or 7.1 percent for the first six months, driven by gains in the corporation's Premiere and Business Premiere accounts, while interest-bearing demand deposits expanded $640 million or
              15.8 percent and $1.300 billion or 32.2 percent, respectively. Interest-bearing deposits in foreign offices increased $966 million or 59.2 percent for the quarter and $1.139 billion or
              76.8 percent for the first half, reflecting their attractiveness relative to other wholesale funding sources as well as new deposit-taking capabilities at the corporation's London office. Interest-bearing deposits were slightly lower from the first quarter of 1998, reflecting, in part, the full impact in the second quarter of the loss of deposits from branches divested in Virginia during the first three months of the year. Gross deposits averaged $40.121 billion for the three months and $39.909 billion for the first six months, up $3.882 billion or
              10.7 percent and $4.053 billion or 11.3 percent, respectively, from a year earlier. Collected deposits, net of float, averaged $37.855 billion for the second period and $37.640 billion year to date, an increase of $3.550 billion or 10.3 percent and $3.712 billion or 10.9 percent, respectively, from the same periods in 1997.

              Short-term borrowings increased $2.030 billion or 22.8 percent for the three months and $2.134 billion or 24.6 percent for the first six months, with all categories of short-term borrowings expanding. Federal funds purchased and securities sold under repurchase agreements rose $1.343 billion or 21 percent for the quarter and $1.091 billion or 16.6 percent for the first half, while commercial paper borrowings expanded $475 million or 64.7 percent and $421 million or 59.5 percent, respectively. Other short-term borrowings, primarily consisting of short-term bank notes, were higher by $212 million or 11.9 percent for the second period and $622 million or 44.9 percent year to date. Short-term borrowings grew $312 million or 2.9 percent from the first quarter, reflecting increases in commercial paper, and in federal funds purchased and securities sold under repurchase agreements.

              Long-term debt for the second quarter was essentially unchanged from a year earlier and was modestly lower year to date. Other long-term debt, primarily trust capital securities, increased $300 million or 9.5 percent for the three months and $263 million or 8.7 percent for the first six months, largely offsetting declines in medium-term bank notes. Long-term debt remained essentially flat with the first quarter of 1998, as expansion in other long-term debt was moderated by declines in medium-term bank notes. At June 30, 1998, trust capital securities totaled $996 million, reflecting issuances in December 1996 and in January, April and June 1997. The corporation's trust capital securities are rated aa3 by Moody's and A+ by Standard & Poor's and qualify as part of Tier I capital under risk-based capital guidelines. On July 15, the corporation filed a registration statement with the Securities and Exchange Commission for a shelf offering of up to $2.500 billion of debt securities. The securities may consist of unsecured senior debt and/or unsecured subordinated debt. On July 29, $350 million of 10-year subordinated notes was issued as part of the debt securities. The notes are rated A1 by Moody's and AA- by Standard & Poor's.

-----------------------------------------------------------------------------
 Taxable Equivalent Rate/Volume Variance Analysis -- Second Quarter* Table 4
--------------------------------------------------------------------------------
 + (millions)
++ (thousands)


                                                                  Average Volume+        Average Rate
                                                            ----------------------- --------------------
                                                                 1998        1997       1998      1997
                                                             ---------    --------  ----------   -------
Interest Income
Loans:
Commercial .......................................            $ 13,859    $ 11,217        7.41      7.29
Tax-exempt .......................................               1,310       1,773        9.29      8.94
                                                             ---------    --------
Total commercial .................................              15,169      12,990        7.57      7.51
Direct retail ....................................               1,140       1,178        9.44      8.93
Indirect retail ..................................               3,027       2,939        8.36      8.58
Credit card ......................................               5,557       5,550       13.39     12.98
Other revolving credit ...........................                 493         420       11.63     12.24
                                                             ---------    --------
Total retail .....................................              10,217      10,087       11.37     11.19
Construction .....................................               1,873       1,441        9.06      9.46
Commercial mortgages .............................               6,809       5,955        8.54      8.33
Residential mortgages ............................               7,967       7,233        7.97      8.06
                                                             ---------    --------
Total real estate ................................              16,649      14,629        8.32      8.31
Lease financing ..................................               1,261         899       11.17      9.12
Foreign ..........................................                 678         495        6.40      6.81
                                                             ---------    --------
Total loans ......................................              43,974      39,100        8.82      8.79
Securities:
Held-to-maturity:
U.S. Government and agency .......................                 287        ----        6.10     ----
Mortgage-backed securities .......................                 858       1,077        8.32      7.99
State and municipal ..............................                 199         221       10.73     12.12
Other ............................................                 108           2        6.85     11.34
                                                             ---------    --------
Total securities held-to-maturity ................               1,452       1,300        8.10      8.70
Available-for-sale:**
U.S. Government and agency .......................               4,210       5,452        6.78      6.55
Mortgage-backed securities .......................               4,731       3,175        6.71      6.89
Other ............................................                 709       1,175        6.81      6.59
                                                             ---------    --------
Total securities available-for-sale ..............               9,650       9,802        6.75      6.67
                                                             ---------    --------
Total securities .................................              11,102      11,102        6.92      6.90
Interest-bearing bank balances ...................                 139          62        9.83      5.30
Federal funds sold and securities purchased
under resale agreements ..........................                 411         352        5.60      5.60
Trading account assets ...........................               1,008         956        5.30      5.48
                                                             ---------    --------
Total interest-earning assets ....................            $ 56,634    $ 51,572        8.37      8.30
                                                             =========    ========
Interest Expense
Interest-bearing demand ..........................            $  4,687    $  4,047        1.46      1.57
Savings and money market savings .................              11,700      10,413        3.77      3.84
Savings certificates .............................               9,984      10,258        5.50      5.62
Large denomination certificates ..................               3,212       3,099        5.67      5.57
                                                             ---------    --------
Total interest-bearing deposits in
domestic offices .................................              29,583      27,817        4.19      4.36
Interest-bearing deposits in foreign offices .....               2,599       1,633        5.76      5.49
                                                             ---------    --------
Total interest-bearing deposits .................               32,182      29,450        4.32      4.42
Federal funds purchased and securities
sold under repurchase agreements .................               7,746       6,403        5.36      5.30
Commercial paper .................................               1,209         734        5.18      5.13
Other short-term borrowed funds ..................               1,992       1,780        5.38      5.60
                                                             ---------    --------
Total short-term borrowed funds ..................              10,947       8,917        5.34      5.34
Bank notes .......................................               2,646       2,917        5.86      6.21
Other long-term debt .............................               3,446       3,146        6.50      6.48
                                                             ---------    --------
Total long-term debt .............................               6,092       6,063        6.23      6.35
                                                             ---------    --------
Total interest-bearing liabilities ...............            $ 49,221    $ 44,430        4.78      4.87
                                                             =========    ========   ---------     -----
Interest rate spread                                                                      3.59      3.43
Net yield on interest-earning assets                                                 =========     =====
and net interest income ..........................                                        4.21      4.10
                                                                                     =========     =====



                                                                                                  Variance
                                                           Interest++                         Attributable to++
                                                   ------------------------              -------------------------


                                                          1998         1997   Variance++      Rate        Volume
                                                    ----------   ----------  ----------    ----------    ---------
Interest Income
Loans:
Commercial .......................................  $  255,996   $  203,793  $   52,203    $    3,411    $  48,792
Tax-exempt .......................................      30,346       39,501      (9,155)        1,496      (10,651)
                                                    ----------   ----------  ----------
Total commercial .................................     286,342      243,294      43,048         1,956       41,092
Direct retail ....................................      26,820       26,223         597         1,464         (867)
Indirect retail ..................................      63,082       62,899         183        (1,655)       1,838
Credit card ......................................     185,542      179,564       5,978         5,745          233
Other revolving credit ...........................      14,297       12,809       1,488          (663)       2,151
                                                    ----------   ----------  ----------
Total retail .....................................     289,741      281,495       8,246         4,568        3,678
Construction .....................................      42,289       33,994       8,295        (1,491)       9,786
Commercial mortgages .............................     144,936      123,658      21,278         3,179       18,099
Residential mortgages ............................     158,217      145,359      12,858        (1,650)      14,508
                                                    ----------   ----------  ----------
Total real estate ................................     345,442      303,011      42,431           367       42,064
Lease financing ..................................      35,114       20,442      14,672         5,260        9,412
Foreign ..........................................      10,822        8,414       2,408          (532)       2,940
                                                    ----------   ----------  ----------
Total loans ......................................     967,461      856,656     110,805         2,954      107,851
Securities:
Held-to-maturity:
U.S. Government and agency .......................       4,359         ----       4,359          ----        4,359
Mortgage-backed securities .......................      17,795       21,460      (3,665)          854       (4,519)
State and municipal ..............................       5,318        6,675      (1,357)         (725)        (632)
Other ............................................       1,843           66       1,777           (37)       1,814
                                                    ----------   ----------  ----------
Total securities held-to-maturity ................      29,315       28,201       1,114        (2,028)       3,142
Available-for-sale:**
U.S. Government and agency .......................      71,134       89,075     (17,941)        3,023      (20,964)
Mortgage-backed securities .......................      79,171       54,529      24,642        (1,458)      26,100
Other ............................................      12,046       19,315      (7,269)          625       (7,894)
                                                    ----------   ----------  ----------
Total securities available-for-sale ..............     162,351      162,919        (568)        1,954       (2,522)
                                                    ----------   ----------  ----------
Total securities .................................     191,666      191,120         546           553           (7)
Interest-bearing bank balances ...................       3,411          818       2,593         1,053        1,540
Federal funds sold and securities purchased
under resale agreements ..........................       5,735        4,919         816          ----          816
Trading account assets ...........................      13,313       13,070         243          (444)         687
                                                    ----------   ----------  ----------
Total interest-earning assets ....................   1,181,586    1,066,583     115,003         9,105      105,898

Interest Expense
Interest-bearing demand ..........................      17,047       15,886       1,161        (1,184)       2,345
Savings and money market savings .................     110,078       99,671      10,407        (1,830)      12,237
Savings certificates .............................     136,782      143,650      (6,868)       (3,049)      (3,819)
Large denomination certificates ..................      45,426       43,050       2,376           784        1,592
                                                    ----------   ----------  ----------
Total interest-bearing deposits in
domestic offices .................................     309,333      302,257       7,076       (11,912)      18,988
Interest-bearing deposits in foreign offices .....      37,332       22,348      14,984         1,149       13,835
                                                    ----------   ----------  ----------
Total interest-bearing deposits ..................     346,665      324,605      22,060        (7,482)      29,542
Federal funds purchased and securities
sold under repurchase agreements .................     103,464       84,550      18,914           970       17,944
Commercial paper .................................      15,620        9,379       6,241            93        6,148
Other short-term borrowed funds ..................      26,743       24,852       1,891        (1,001)       2,892
                                                    ----------   ----------  ----------
Total short-term borrowed funds ..................     145,827      118,781      27,046          ----       27,046
Bank notes .......................................      38,691       45,195      (6,504)       (2,456)      (4,048)
Other long-term debt .............................      55,871       50,842       5,029           158        4,871
                                                    ----------   ----------  ----------
Total long-term debt .............................      94,562       96,037      (1,475)       (1,912)         437
                                                    ----------   ----------  ----------
Total interest-bearing liabilities ...............     587,054      539,423      47,631       (10,054)      57,685
                                                    ----------   ----------  ----------
Interest rate spread
Net yield on interest-earning assets
and net interest income ..........................  $  594,532   $  527,160  $   67,372        14,463       52,909
                                                    ==========   ==========  ==========

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
** Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $96 million in 1998 and $28 million in 1997.

------------------------------------------------------------------------
 Taxable Equivalent Rate/Volume Variance Analysis -- Six Months* Table 5
--------------------------------------------------------------------------------
 + (millions)
++ (thousands)


                                                                      Average Volume+          Average Rate
                                                                   ------------------------ -------------------
                                                                        1998        1997       1998      1997
Interest Income                                                    -----------  ---------   --------    ------
Loans:
Commercial .......................................                     $13,732   $ 10,893       7.32      7.26
Tax-exempt .......................................                       1,382      1,815       8.92      8.99
                                                                   -----------  ---------
Total commercial .................................                      15,114     12,708       7.46      7.51
Direct retail ....................................                       1,174      1,185       9.31      8.94
Indirect retail ..................................                       3,030      3,002       8.47      8.65
Credit card ......................................                       5,649      5,561      13.41     12.79
Other revolving credit ...........................                         479        421      10.87     12.24
                                                                   -----------  ---------
Total retail .....................................                      10,332     10,169      11.38     11.10
Construction .....................................                       1,862      1,376       9.11      9.49
Commercial mortgages .............................                       6,790      5,877       8.68      8.25
Residential mortgages ............................                       7,972      7,183       8.06      8.00
                                                                   -----------  ---------
Total real estate ................................                      16,624     14,436       8.43      8.25
Lease financing ..................................                       1,178        870      10.52      9.05
Foreign ..........................................                         614        481       6.85      6.85
                                                                   -----------  ---------
Total loans ......................................                      43,862     38,664       8.83      8.76
Securities:
Held-to-maturity:
U.S. Government and agency .......................                         224       ----       6.18     ----
Mortgage-backed securities .......................                         887      1,091       8.32      8.04
State and municipal ..............................                         204        228      10.77     12.27
Other ............................................                         113          2       6.76     12.07
                                                                   -----------  ---------
Total securities held-to-maturity ................                       1,428      1,321       8.21      8.78
Available-for-sale:**
U.S. Government and agency .......................                       4,336      5,459       6.81      6.61
Mortgage-backed securities .......................                       4,379      3,253       6.80      6.90
Other ............................................                         721      1,172       7.05      6.57
                                                                   -----------  ---------
Total securities available-for-sale ..............                       9,436      9,884       6.82      6.70
                                                                   -----------  ---------
Total securities .................................                      10,864     11,205       7.00      6.95
Interest-bearing bank balances ...................                         164         56       8.16      5.37
Federal funds sold and securities purchased
under resale agreements ..........................                         392        284       5.66      5.53
Trading account assets ...........................                       1,038      1,004       5.14      5.35
                                                                   -----------  ---------
Total interest-earning assets ....................                     $56,320   $ 51,213       8.38      8.27
                                                                   ===========  =========
Interest Expense
Interest-bearing demand ..........................                     $ 5,332   $  4,032       1.28      1.55
Savings and money market savings .................                      11,021     10,289       4.05      3.80
Savings certificates .............................                      10,511     10,287       5.43      5.61
Large denomination certificates ..................                       2,832      3,064       5.66      5.51
                                                                   -----------  ---------
Total interest-bearing deposits in
domestic offices .................................                       29,696     27,672       4.19      4.33
Interest-bearing deposits in foreign offices .....                        2,622      1,483       5.66      5.40
                                                                    -----------  ---------
Total interest-bearing deposits ..................                       32,318     29,155       4.31      4.39
Federal funds purchased and securities sold
under repurchase agreements ......................                        7,661      6,570       5.36      5.23
Commercial paper .................................                        1,128        707       5.16      5.01
Other short-term borrowed funds ..................                        2,006      1,384       5.27      5.53
                                                                    -----------  ---------
Total short-term borrowed funds ..................                       10,795      8,661       5.32      5.26
Bank notes .......................................                        2,810      3,236       6.16      6.11
Other long-term debt .............................                        3,290      3,027       6.39      6.48
                                                                    -----------  ---------
Total long-term debt .............................                        6,100      6,263       6.29      6.29
                                                                    -----------  ---------
Total interest-bearing liabilities ...............                      $49,213   $ 44,079       4.78      4.83
                                                                    ===========  =========   --------     -----
Interest rate spread                                                                             3.60      3.44
Net yield on interest-earning assets and net                                                 ========     =====
interest income ..................................                                               4.21      4.12
                                                                                             ========     =====


                                                             Interest++                                Variance
                                                  ---------------------------                        Attributable
                                                                                                          to++
                                                                                               -----------------------
                                                          1998           1997     Variance++      Rate          Volume
                                                   ------------   ------------   ----------    -----------      ------
Interest Income
Loans:
Commercial .......................................  $   498,304    $   392,284   $  106,020    $    3,025     $ 102,995
Tax-exempt .......................................       61,110         80,860      (19,750)         (625)      (19,125)
                                                   ------------   ------------   ----------
Total commercial .................................      559,414        473,144       86,270        (2,812)       89,082
Direct retail ....................................       54,181         52,548        1,633         2,123          (490)
Indirect retail ..................................      127,272        128,735       (1,463)       (2,650)        1,187
Credit card ......................................      375,770        352,793       22,977        17,328         5,649
Other revolving credit ...........................       25,824         25,549          275        (3,049)        3,324
                                                   ------------   ------------   ----------
Total retail .....................................      583,047        559,625       23,422        14,349         9,073
Construction .....................................       84,098         64,798       19,300        (2,707)       22,007
Commercial mortgages .............................      292,338        240,568       51,770        12,918        38,852
Residential mortgages ............................      318,492        285,122       33,370         1,856        31,514
                                                   ------------   ------------   ----------
Total real estate ................................      694,928        590,488      104,440        13,233        91,207
Lease financing ..................................       61,484         39,009       22,475         7,080        15,395
Foreign ..........................................       20,870         16,352        4,518            17         4,501
                                                   ------------   ------------   ----------
Total loans ......................................    1,919,743      1,678,618      241,125        13,708       227,417
Securities:
Held-to-maturity:
U.S. Government and agency .......................        6,848           ----        6,848          ----         6,848
Mortgage-backed securities .......................       36,610         43,472       (6,862)        1,480        (8,342)
State and municipal ..............................       10,875         13,906       (3,031)       (1,607)       (1,424)
Other ............................................        3,780            127        3,653           (80)        3,733
                                                   ------------   ------------   ----------
Total securities held-to-maturity ................       58,113         57,505          608        (3,839)        4,447
Available-for-sale:**
U.S. Government and agency .......................      146,398        179,019      (32,621)        5,155       (37,776)
Mortgage-backed securities .......................      147,585        111,339       36,246        (1,748)       37,994
Other ............................................       25,225         38,181      (12,956)        2,645       (15,601)
                                                   ------------   ------------   ----------
Total securities available-for-sale ..............      319,208        328,539       (9,331)        5,730       (15,061)
                                                   ------------   ------------   ----------
Total securities .................................      377,321        386,044       (8,723)        3,116       (11,839)
Interest-bearing bank balances ...................        6,639          1,494        5,145         1,091         4,054
Federal funds sold and securities purchased
under resale agreements ..........................       11,020          7,797        3,223           185        3,038
Trading account assets ...........................       26,443         26,622         (179)       (1,059)         880
                                                   ------------   ------------   ----------
Total interest-earning assets ....................    2,341,166      2,100,575      240,591        28,631      211,960

Interest Expense
Interest-bearing demand ..........................       33,798         30,907        2,891        (5,953)       8,844
Savings and money market savings .................      221,211        193,832       27,379        13,113       14,266
Savings certificates .............................      282,812        286,022       (3,210)       (9,349)       6,139
Large denomination certificates ..................       79,543         83,755       (4,212)        2,244       (6,456)
                                                   ------------   ------------   ----------
Total interest-bearing deposits in
domestic offices .................................      617,364        594,516       22,848       (19,673)      42,521
Interest-bearing deposits in foreign offices .....       73,542         39,718       33,824         1,979       31,845
                                                   ------------   ------------   ----------
Total interest-bearing deposits ..................      690,906        634,234       56,672       (11,108)      67,780
Federal funds purchased and securities sold
under repurchase agreements ......................      203,427        170,236       33,191         4,309       28,882
Commercial paper .................................       28,894         17,563       11,331           560       10,771
Other short-term borrowed funds ..................       52,398         37,943       14,455        (1,864)      16,319
                                                   ------------   ------------   ----------
Total short-term borrowed funds ..................      284,719        225,742       58,977         2,717       56,260
Bank notes .......................................       85,833         98,100      (12,267)          739      (13,006)
Other long-term debt .............................      104,282         97,320        6,962        (1,368)       8,330
                                                   ------------   ------------   ----------
Total long-term debt .............................      190,115        195,420       (5,305)         (203)      (5,102)
                                                   ------------   ------------   ----------
Total interest-bearing liabilities ...............    1,165,740      1,055,396      110,344       (11,368)     121,712
                                                   ------------   ------------   ----------
Interest rate spread
Net yield on interest-earning assets and net
interest income ..................................  $ 1,175,426    $ 1,045,179   $  130,247        24,097     106,150
                                                   ============   ============   ==========

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.

** Volume amounts are reported at amortized cost; excludes pretax unrealized gains of $105 million in 1998 and $44 million in 1997.

              In July 1998, Wachovia Bank increased the amount of its global bank note program from $16 billion to $21.557 billion, which includes $3.557 billion of notes previously issued under the program. The program consists of issuances with original maturities beginning at 7 days. Bank notes with original maturities of one year or less are included in other short-term borrowed funds, and bank notes with original maturities greater than one year are classified as medium-term bank notes under long-term debt. At June 30, 1998, Wachovia Bank had short-term bank notes outstanding of $913 million with an average cost of
              5.55 percent and an average maturity of 3.2 months. Medium-term bank notes were $2.461 billion and had an average cost of 5.96 percent and an average maturity of 2.8 years on the same date. Short-term issues under the global bank note program are rated P-1 by Moody's and A-1+ by Standard & Poor's, while medium-term issues are rated Aa2 by Moody's and AA+ by Standard & Poor's.


Asset and Liability
Management,
Interest Rate
Sensitivity
and Liquidity
Management    The income stream of the corporation is subject to risk resulting from interest rate fluctuations to the extent there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, withdrawn, mature or reprice in specified periods. The goal of asset and liability management is to maintain high quality and consistent growth of net interest income with acceptable levels of risk to changes in interest rates. The corporation seeks to meet this goal by influencing the maturity and repricing characteristics of the various lending and deposit-taking lines of business, by managing discretionary balance sheet asset and liability portfolios, and by utilizing off-balance sheet financial instruments.

              Interest rate risk management is carried out by Funds Management which operates under the policies established by the Finance Committee of the corporation's board of directors and the guidance of the Management Finance Committee. Rate risk, liquidity, capital position and discretionary on- and off-balance sheet activity are reviewed quarterly by the Board Finance Committee. Interim oversight of the asset and liability management function is provided through regular meetings of Funds Management managers and the Chief Financial Officer. Funds Management personnel carry out day-to-day activity within approved risk management guidelines and strategies.

              The corporation uses a number of tools to measure interest rate risk, including simulating net interest income under various rate scenarios, monitoring the change in present value of the asset and liability portfolios under the same rate scenarios and monitoring the difference or gap between rate sensitive assets and liabilities over various time periods. Management believes that rate risk is best measured by simulation modeling which calculates expected net interest income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments and interest rates. The model projections are based on historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, and prepayment behavior for assets and liabilities. The Management Finance Committee regularly reviews the assumptions used in the model.

              The corporation monitors exposure to a gradual change in rates of 200 basis points up or down over a rolling 12-month period and an interest rate shock of an instantaneous change in rates of 200 basis points up or down over the same period. The corporation's policy limit for the maximum negative impact on net interest income from a gradual change in interest rates of 200 basis points over 12 months is 7.5 percent. Management generally has maintained a risk position well within the policy guideline level. As of June 30, 1998, the model indicated that a 200 basis point gradual rise in rates over 12 months would result in approximately a .7 percent decrease in net interest income, while a 200 basis point decline in rates over the same period would result in essentially no change in net interest income as compared with an unchanged rate environment. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The corporation maintains trading accounts primarily to facilitate customer investment and risk management needs. The market risk inherent in these portfolios was immaterial at June 30, 1998.

              In addition to on-balance sheet instruments such as securities and purchased funds, the corporation uses off-balance sheet derivative instruments to manage interest rate risk, liquidity and net interest income. Off-balance sheet instruments include interest rate swaps, futures and options with indices that directly correlate to on-balance sheet instruments. The corporation has used off-balance sheet financial instruments, principally interest rate swaps, over a number of years and believes their use on a sound basis enhances the effectiveness of asset and liability and interest rate sensitivity management.

              Off-balance sheet asset and liability derivative transactions are based on referenced or notional amounts. At June 30, 1998, the corporation had $2.705 billion notional amount of derivatives outstanding for asset and liability management purposes. Credit risk of off-balance sheet derivative financial instruments is equal to the fair value gain of the instrument if a counterparty fails to perform. The credit risk is normally a small percentage of the notional amount and fluctuates as interest rates move up or down. The corporation mitigates this risk by subjecting the transactions to the same rigorous approval and monitoring process as is used for on-balance sheet credit transactions, by dealing in the national market with highly rated counterparties, by executing transactions under International Swaps and Derivatives Association Master Agreements, and by using collateral instruments to reduce exposure where appropriate. Collateral is delivered by either party when the fair value of a particular transaction or group of transactions with the same counterparty on a net basis exceeds an acceptable threshold of exposure. The threshold level is determined based on the strength of the individual counterparty.

              The fair value of all asset and liability derivative positions for which the corporation was exposed to counterparties totaled $88 million at June 30, 1998. The fair value of all asset and liability derivative positions for which counterparties were exposed to the corporation amounted to $12 million on the same date. Fair value details and additional asset and liability derivative information are included in the following tables.


              Estimated Fair Value of Asset and Liability Management Derivatives by Purpose
              -----------------------------------------------------------------



                                                                June 30, 1998
                                             -----------------------------------------------
                                                                                        Net
                                                                                       Fair
                                                                                       Value
                                              Notional  Fair Value   Fair Value        Gains
  $ in millions                                  Value       Gains   (Losses)        (Losses)
                                             ---------  -----------  -----------   ----------
  Convert floating rate liabilities to
  fixed:
  Swaps -- pay fixed/receive
  floating .................................  $    451       $----   $    (2)      $       (2)
  Convert fixed rate assets to floating:
  Swaps -- pay fixed/receive
  floating .................................       333        ----       (10)             (10)
  Forward starting swaps -- pay
  fixed/receive floating ...................        37        ----      ----             ----
  Convert fixed rate liabilities to
  floating:
  Swaps -- receive fixed/pay
  floating .................................     1,275          82      ----               82
  Convert term liabilities with
  quarterly rate resets to monthly:
  Swaps -- receive floating/pay
  floating .................................       300        ----      ----             ----
  Convert floating rate assets to fixed:
  Swaps -- receive fixed/pay
  floating .................................       309           6      ----                6
  Index amortizing swaps -- receive
  fixed/pay floating .......................      ----        ----      ----             ----
                                             ---------       -----   -------       ----------
  Total derivatives ........................  $  2,705       $  88   $   (12)      $       76
                                             =========       =====   =======       ==========



                                                                 June 30, 1997
                                              ------------------------------------------------
                                                                                         Net
                                                                                        Fair
                                                            Fair         Fair          Value
                                                Notional   Value        Value          Gains
  $ in millions                                    Value   Gains      (Losses)       (Losses)
                                              ---------   ------    -----------    -----------
  Convert floating rate liabilities to
  fixed:
  Swaps -- pay fixed/receive
  floating .................................   $    263   $ ----    $      (2)     $        (2)
  Convert fixed rate assets to floating:
  Swaps -- pay fixed/receive
  floating .................................        366     ----           (5)              (5)
  Forward starting swaps -- pay
  fixed/receive floating ...................         18     ----           (1)              (1)
  Convert fixed rate liabilities to
  floating:
  Swaps -- receive fixed/pay
  floating .................................      1,500       21           (5)              16
  Convert term liabilities with
  quarterly rate resets to monthly:
  Swaps -- receive floating/pay
  floating .................................        300     ----         ----             ----
  Convert floating rate assets to fixed:
  Swaps -- receive fixed/pay
  floating .................................        410        5         ----                5
  Index amortizing swaps -- receive
  fixed/pay floating .......................        250        4         ----                4
                                              ---------   ------    -----------    -----------
  Total derivatives ........................   $  3,107   $   30    $     (13)     $        17
                                              =========   ======    ===========    ===========

              Maturity Schedule of Asset and Liability Management Derivatives
              -----------------------------------------------------------------

              June 30, 1998



                                              Within
                                                 One         Two      Three       Four
  $ in millions                                 Year       Years      Years      Years
                                              -------    --------  --------   --------
  Interest rate swaps:
  Pay fixed/receive floating:
  Notional amount .........................  $    200   $    113   $    106   $      4
  Weighted average rates received .........      5.11%      5.16%      5.74%      5.70%
  Weighted average rates paid .............      6.69       6.80       6.15       8.71
  Receive fixed/pay floating:
  Notional amount .........................  $    151   $    151   $    103   $    102
  Weighted average rates received .........      6.57%      6.63%      6.48%      7.12%
  Weighted average rates paid .............      5.68       5.70       5.76       5.73
  Receive floating/pay floating:
  Notional amount .........................      ----       ----   $    300       ----
  Weighted average rates received .........      ----       ----       5.66%      ----
  Weighted average rates paid .............      ----       ----       5.66       ----
  Total interest rate swaps:
  Notional amount .........................  $    351   $    264   $    509   $    106
  Weighted average rates received .........      5.74%      6.00%      5.84%      7.06%
  Weighted average rates paid .............      6.25       6.17       5.78       5.85
  Forward starting interest rate swaps:
  Notional amount .........................  $     26       ----       ----       ----
  Weighted average rates paid .............      5.86       ----       ----       ----
  Total Derivatives
  (notional amount) .......................  $    377   $    264   $    509   $    106



                                                           Over                Average
                                               Five        Five                   Life
  $ in millions                               Years       Years      Total      (Years)
                                             --------   -------    -------    ---------
  Interest rate swaps:
  Pay fixed/receive floating:
  Notional amount .........................  $    104    $  257     $  784         2.69
  Weighted average rates received .........      5.60%     5.42%      5.37%
  Weighted average rates paid .............      5.18      6.61       6.42
  Receive fixed/pay floating:
  Notional amount .........................  $    152    $  925     $1,584        11.13
  Weighted average rates received .........      7.13%     7.48%      7.19%
  Weighted average rates paid .............      5.72      5.89       5.82
  Receive floating/pay floating:
  Notional amount .........................      ----      ----     $  300         2.93
  Weighted average rates received .........      ----      ----       5.66%
  Weighted average rates paid .............      ----      ----       5.66
  Total interest rate swaps:
  Notional amount .........................  $    256    $1,182     $2,668         7.72
  Weighted average rates received .........      6.50%     7.03%      6.48%
  Weighted average rates paid .............      5.50      6.05       5.98
  Forward starting interest rate swaps:
  Notional amount .........................      ----    $   11     $   37         3.02
  Weighted average rates paid .............      ----      5.87       5.86
  Total Derivatives
  (notional amount) .......................  $    256    $1,193     $2,705         7.66

              Note -- Maturity is based upon expected average lives rather than contractual lives.


              Asset and liability management derivatives transactions are accounted for following existing hedge account ing rules. As discussed under New Accounting Standards, an accounting standard was issued in June 1998 that will change the existing hedge accounting rules. Under the existing hedge accounting rules, gains and losses related to the fair value of derivative contracts used for asset and liability management purposes are not immediately recognized in earnings. If the hedged or altered balance sheet amounts were marked to market, the resulting unrealized balance sheet gains or losses could be expected to approximately offset unrealized derivatives gains and losses.

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

              Through its balance sheet, the corporation generates liquidity on the asset side by maintaining significant amounts of securities available-for-sale, which may be sold at any time, and by loans which may be securitized or sold. Additionally, the corporation generates cash through deposit growth, the issuance of bank notes, the availability of unused lines of credit, and through other forms of debt and equity instruments.

              Through policy guidelines, the corporation limits net purchased funds to 50 percent of long-term assets, which include net loans and leases, securities with remaining maturities over one year and net foreclosed real estate. Policy guidelines insure against concentrations by maturity of noncore funding sources by limiting the cumulative percentage of purchased funds that mature overnight, within 30 days and within 90 days. Guidelines also require the monitoring of significant concentrations of funds by single sources and by type of borrowing category.

Nonperforming
Assets Nonperforming assets totaled $152.228 million or .34 percent of loans and foreclosed property at June 30, 1998. The amount was higher by $23.640 million or 18.4 percent from one year earlier and up $4.505 million or 3 percent from March 31, 1998 due to an increase in cash-basis assets.

              Real estate nonperforming assets, the largest category of total nonperforming assets, were $109.680 million or .66 percent of real estate loans and foreclosed real estate at June 30, 1998 versus $106.217 million or .71 percent one year earlier and $102.530 million or .61 percent at the end of the first quarter. Included in real estate nonperforming assets were real estate nonperforming loans of $89.533 million at June 30, 1998, $81.545 million one year earlier and $81.766 million at March 31, 1998.

              Commercial real estate nonperforming assets totaled $53.168 million or .62 percent of related loans and foreclosed real estate compared with $67.676 million or .89 percent at the end of the second quarter of 1997 and with $47.125 million or .54 percent at March 31, 1998. Commercial real estate nonperforming loans were $42.544 million at June 30, 1998, $53.111 million one year earlier and $40.981 million at the close of the first quarter of 1998.


-----------------------------------------------------------------
 Nonperforming Assets and Contractually Past Due Loans Table 6
--------------------------------------------------------------------------------
(thousands)

                                                     June 30       Mar. 31      Dec. 31      Sept. 30       June 30
                                                       1998         1998             1997       1997           1997
                                                   --------      --------      ----------    --------      --------
Nonperforming assets:
 Cash-basis assets ............................... $127,376      $121,734       $101,156     $95,580        $97,813
 Restructured loans ..............................     ----         ----            ----        ----           ----
                                                   --------      --------      ----------    --------      --------
     Total nonperforming loans ...................  127,376      121,734         101,156      95,580         97,813
 Foreclosed property:
  Foreclosed real estate .........................   33,604       35,518          38,071      33,930         35,710
  Less valuation allowance .......................   13,457       14,754          16,625      10,983         11,038
  Other foreclosed assets ........................    4,705        5,225           6,893       5,534          6,103
                                                   --------      --------      ----------    --------      --------
     Total foreclosed property ...................   24,852       25,989          28,339      28,481         30,775
                                                   --------      --------      ----------    --------      --------
     Total nonperforming assets .................. $152,228      $147,723       $129,495     $124,061      $128,588
                                                   ========      ========      ==========    ========      ========
 Nonperforming loans to period-end loans .........      .29%         .27%            .23%        .23%          .24%
 Nonperforming assets to period-end loans and
  foreclosed property ............................      .34          .33             .29         .30           .32
 Period-end allowance for loan losses times
  nonperforming loans ............................     4.30x        4.47x           5.38x       5.43x         5.31x
 Period-end allowance for loan losses times
  nonperforming assets ...........................     3.60         3.69            4.21        4.19          4.04
Contractually past due loans (accruing loans
 past due 90 days or more) ....................... $112,720      $87,569        $114,343     $81,931       $86,084
                                                   ========      ========      ==========    ========      ========

Provision and
Allowance for
Loan Losses   The provision for loan losses was $68.441 million for the second quarter and $142.567 million for the first half of the year, higher by $5.394 million or 8.6 percent and $17.289 million or
              13.8 percent, respectively, from the same periods in 1997. The provision in the second quarter decreased $5.685 million or 7.7 percent from the preceding three months.

              The provision reflects management's assessment of the adequacy of the allowance for loan losses to absorb potential write-offs in the loan portfolio due to credit deterioration or changes in risk profile. Factors considered in this assessment include the strength and consistency of the corporation's underwriting standards and charge-off policy, current and anticipated economic conditions, historical credit loss experience, and the composition of the loan portfolio. Credit evaluations are made on a cash flow analysis basis with follow-up credit reviews consistently maintained. In addition, the corporation enforces an aggressive loan loss policy of early recognition and charge-off of troubled credits. Effective with the first quarter of 1998, management began implementing as part of its overall credit review process assessments of Year 2000 compliance among borrowers.

              Net loan losses for the quarter were $68.223 million or .62 percent of average loans, up $5.199 million or 8.2 percent from the same three months of 1997. Year to date, net charge-offs totaled $142.331 million or .65 percent of average loans, a rise of $17.091 million or 13.6 percent from a year earlier. Increases in both periods reflected higher credit card net losses, partially offset by lower net charge-offs in other retail loans and by a rise in real estate net recoveries. Net loan losses declined $5.885 million or 7.9 percent from the first quarter of 1998 due to lower net charge-offs in credit cards and other retail loans and to higher net recoveries in real estate loans. Excluding credit cards, net loan losses totaled $5.478 million or .06 percent of average loans for the quarter and $14.464 million or .08 percent for the first half compared with $9.662 million or .12 percent and $22.834 million or .14 percent, respectively, in 1997 and $8.986 million or .09 percent in the first three months of 1998. Net loan losses are expected to increase in the third quarter of 1998 from the second quarter, reflecting higher losses anticipated in the credit card portfolio.

              Credit card net loan losses were $62.745 million or 4.52 percent of average credit card loans for the second period and $127.867 million or 4.53 percent year to date, higher by $9.383 million or
              17.6 percent and $25.461 million or 24.9 percent, respectively, from a year earlier. Net charge-offs associated with other retail loans declined $3.544 million or 49.9 percent for the quarter and $4.443 million or 28.9 percent for the first half, largely reflecting decreased losses in automobile sales financing. Net recoveries in real estate loans previously charged-off rose to $2.944 million for the three months from $701 thousand a year earlier and to $4.272 million for the first six months of 1998 from $912 thousand in 1997.


              Selected data on the corporation's managed credit card portfolio, which includes securitized loans, appears in the following table.


              Managed Credit Card Data
              -----------------------------------------------------------------


                                                          1998                     1997
                                             ---------------------------     ----------
  $ in thousands                                 Second           First          Fourth
                                                 Quarter         Quarter        Quarter
                                             ----------          ------      ----------
  Average credit card outstandings ......... $6,056,770      $6,246,315      $6,281,488
  Net loan losses ..........................     67,978          69,409          67,735
  Annualized net loan losses to
  average loans ............................       4.49%           4.44%           4.31%
  Delinquencies (30 days or
  more) to period-end loans ................       2.69            2.68            2.75




                                                        1997                         Six Months Ended
  $ in thousands                             --------------------------                  June 30
                                                  Third          Second
                                                Quarter         Quarter          1998            1997
                                             ----------      ----------      ----------      ----------
  Average credit card outstandings ......... $6,221,174      $6,154,577      $6,151,018      $6,175,984
  Net loan losses ..........................     59,595          58,762         137,387         113,058
  Annualized net loan losses to
  average loans ............................       3.83%           3.82%           4.47%           3.66%
  Delinquencies (30 days or
  more) to period-end loans ................       2.77            2.44            2.69            2.44


              At June 30, 1998, the allowance for loan losses was $547.572 million, representing 1.23 percent of loans and 430 percent of nonperforming loans. This compared with $519.335 million, representing 1.29 percent of loans and 531 percent of nonperforming loans one year earlier, and $544.741 million, representing 1.22 percent of loans and 447 percent of nonperforming loans at March 31, 1998.

-----------------------------------
 Allowance for Loan Losses Table 7
--------------------------------------------------------------------------------
(thousands)

                                                   1998                     1997
                                                ---------------------   ----------
                                                   Second       First       Fourth
                                                  Quarter     Quarter      Quarter
                                                ---------     -------   ----------
Summary of Transactions
Balance at beginning of period ................  $544,741    $544,723     $ 519,356
Additions from acquisitions ...................     2,613        ----        24,641
Provision for loan losses .....................    68,441      74,126        76,915
Deduct net loan losses:
 Loans charged off:
  Commercial ..................................     3,252       2,662         3,801
  Credit card .................................    70,015      72,061        68,796
  Other revolving credit ......................     2,927       2,089         3,659
  Other retail ................................     6,624      10,388         9,032
  Real estate .................................       634       1,209         5,786
  Lease financing .............................       726         886           916
  Foreign .....................................      ----        ----          ----
                                                ---------    --------   -----------
    Total .....................................    84,178      89,295        91,990
 Recoveries:
  Commercial ..................................     1,271       1,900         1,184
  Credit card .................................     7,270       6,939         6,251
  Other revolving credit ......................       630         690           588
  Other retail ................................     3,070       3,015         2,577
  Real estate .................................     3,578       2,537         5,125
  Lease financing .............................       136         106            76
  Foreign .....................................      ----        ----          ----
                                                ---------    --------   -----------
    Total .....................................    15,955      15,187        15,801
                                                ---------    --------   -----------
 Net loan losses ..............................    68,223      74,108        76,189
                                                ---------    --------   -----------
Balance at end of period ......................  $547,572    $544,741     $ 544,723
                                                =========    ========   ===========
Net Loan Losses (Recoveries)
 by Category
Commercial ....................................  $  1,981    $    762     $   2,617
Credit card ...................................    62,745      65,122        62,545
Other revolving credit ........................     2,297       1,399         3,071
Other retail ..................................     3,554       7,373         6,455
Real estate ...................................    (2,944)     (1,328)          661
Lease financing ...............................       590         780           840
Foreign .......................................      ----        ----          ----
                                                ---------    --------   -----------
    Total .....................................  $ 68,223    $ 74,108     $  76,189
                                                =========    ========   ===========
Net loan losses -- excluding credit cards .....  $  5,478    $  8,986     $  13,644
Annualized Net Loan Losses
 (Recoveries) to Average Loans
 by Category
Commercial ....................................       .05%        .02%          .08%
Credit card ...................................      4.52        4.54          4.36
Other revolving credit ........................      1.86        1.20          2.81
Other retail ..................................       .34         .70           .61
Real estate ...................................      (.07)       (.03)          .02
Lease financing ...............................       .19         .29           .32
Foreign .......................................      ----        ----          ----
Total loans ...................................       .62         .68           .73
Total loans -- excluding credit cards .........       .06         .09           .15
Period-end allowance to outstanding loans .....      1.23%       1.22%         1.23%



                                                         1997                  Six Months Ended
                                                  ---------------------            June 30
                                                   Third        Second
                                                  Quarter       Quarter         1998        1997
                                                  ---------    --------     --------    --------
Summary of Transactions
Balance at beginning of period ................   $519,335     $519,312     $544,723    $519,297
Additions from acquisitions ...................       ----         ----        2,613        ----
Provision for loan losses .....................     62,756       63,047      142,567     125,278
Deduct net loan losses:
 Loans charged off:
  Commercial ..................................        686        1,772        5,914       4,767
  Credit card .................................     61,277       59,935      142,076     115,935
  Other revolving credit ......................      2,520        2,259        5,016       4,385
  Other retail ................................      8,777       10,027       17,012      21,992
  Real estate .................................      1,469        1,764        1,843       4,309
  Lease financing .............................        988        1,218        1,612       2,584
  Foreign .....................................       ----         ----         ----        ----
                                                  ---------    --------   ----------    --------
    Total .....................................     75,717       76,975      173,473     153,972
 Recoveries:
  Commercial ..................................        988        1,289        3,171       1,999
  Credit card .................................      6,894        6,573       14,209      13,529
  Other revolving credit ......................        575          591        1,320       1,198
  Other retail ................................      2,638        2,929        6,085       6,622
  Real estate .................................      1,787        2,465        6,115       5,221
  Lease financing .............................        100          104          242         163
  Foreign .....................................       ----         ----         ----        ----
                                                  ---------    --------   ----------    --------
    Total .....................................     12,982       13,951       31,142      28,732
                                                  ---------    --------   ----------    --------
 Net loan losses ..............................     62,735       63,024      142,331     125,240
                                                  ---------    --------   ----------    --------
Balance at end of period ......................    $519,356    $519,335     $547,572    $519,335
                                                  =========    ========   ==========    ========
Net Loan Losses (Recoveries)
 by Category
Commercial ....................................    $  (302)    $    483     $  2,743    $  2,768
Credit card ...................................     54,383       53,362      127,867     102,406
Other revolving credit ........................      1,945        1,668        3,696       3,187
Other retail ..................................      6,139        7,098       10,927      15,370
Real estate ...................................       (318)        (701)      (4,272)       (912)
Lease financing ...............................        888        1,114        1,370       2,421
Foreign .......................................       ----         ----         ----        ----
                                                  ---------    --------   ----------    --------
    Total .....................................    $62,735     $ 63,024     $142,331    $125,240
                                                  =========    ========   ==========    ========
Net loan losses -- excluding credit cards .....    $ 8,352     $  9,662     $ 14,464    $ 22,834
Annualized Net Loan Losses
 (Recoveries) to Average Loans
 by Category
Commercial ....................................       (.01%)        .01%         .04%        .04%
Credit card ...................................        3.85        3.85         4.53        3.68
Other revolving credit ........................        1.87        1.59         1.54        1.51
Other retail ..................................         .61         .69          .52         .73
Real estate ...................................       (.01)        (.02)        (.05)       (.01)
Lease financing ...............................         .35         .50          .23         .56
Foreign .......................................       ----         ----         ----        ----
Total loans ...................................         .63         .64          .65         .65
Total loans -- excluding credit cards .........         .10         .12          .08         .14
Period-end allowance to outstanding loans .....       1.27%        1.29%        1.23%       1.29%

Noninterest
Income
              Total other operating revenue, which excludes securities sales, grew $55.449 million or 21.4 percent for the second quarter from a year earlier and $112.303 million or 23.1 percent for the first half. Capital markets income, deposit account service revenues, mortgage fees, fees for trust services and investment fees led the gains in both periods. Total other operating revenue included branch sale gains of $18.659 million in the second quarter of 1997 and $17.155 million in the first three months of 1998. Excluding these gains, total other operating revenue rose $74.108 million or 30.8 percent for the second period and $113.807 million or 24.3 percent year to date and increased $48.475 million or 18.2 percent (72.7 percent annualized) from the first quarter. Management anticipates a slight moderation in total other operating revenue for the third quarter of 1998 from the second quarter but still expects gains in most categories, based on business trends in the initial part of the quarter.

              Capital markets income expanded $29.128 million or more than 250 percent for the quarter from a year earlier and increased $37.926 million or more than 200 percent for the first half of the year. Growth was driven largely by good gains in consulting services, corporate financing activities, foreign exchange transactions and derivatives activities. In June, Wachovia received Tier I powers for its Section 20 capital markets subsidiary. These powers enable the subsidiary to engage in underwriting and dealing in municipal revenue bonds, commercial paper, mortgage related securities and consumer related receivables, all of investment quality rating. Tier II powers permitting further expansion into corporate debt and equity securities without investment grade limitation are expected in 1999.

              Deposit account service charge revenues rose $7.889 million or
              10.6 percent for the three months and $14.669 million or 9.9 percent for the first six months. Increases in both periods primarily occurred in overdraft charges and in commercial analysis fees.

              Mortgage fees grew $6.348 million or 123.2 percent for the second period and $8.882 million or 86 percent year to date, reflecting increased mortgage service premiums, gains on loans sold to the secondary market and higher levels of mortgage origination fees.

              Fees for trust services rose $5.134 million or 11.8 percent and $10.337 million or 12.2 percent for the three and six months, respectively. Growth in Personal Financial Services and in fees associated with the Wachovia Funds, the corporation's proprietary family of mutual funds, helped account for the gains. At June 30, 1998, the Wachovia Funds had assets of $6.178 billion compared with $4.886 billion one year earlier. Total trust assets under management increased approximately 25 percent from June 30, 1997. In April, Wachovia completed its acquisition of Hunt, DuPree, Rhine and Associates, Inc., a benefits consulting firm, and its affiliate, Retirement Plan Securities, Inc., a registered investment advisor. The acquisition enables the corporation to offer expanded benefit consulting services to its middle market corporate customers.

              Investment fees increased $3.132 million or 36.7 percent for the quarter and $5.867 million or 34.5 percent for the first half. Growth occurred primarily in fees associated with customer mutual fund trading, retirement plan commission income and brokerage commissions.

              Higher debit card transactions and increased foreign usage of ATMs helped push electronic banking income up $2.989 million or
              19.1 percent for the second period and $4.618 million or 15.2 percent year to date.

              Credit card fee income declined modestly for the quarter but remained slightly higher for the first half of the year.

              Remaining combined categories of total other operating revenue, excluding branch sale gains, rose $20.225 million or 52.8 percent for the three months and $30.557 million or 39.3 percent year to date. Insurance premiums and commissions decreased slightly for the quarter but were moderately higher for the first half. Bankers' acceptance and letter of credit fees expanded $892 thousand or 10 percent for the second period and $2.550 million or 15.2 percent year to date. Other service charges and fees rose moderately for both the quarter and first half, while other income was up $18.865 million or 162.2 percent for the three months and $26.721 million or 102.8 percent for the first six months.

              Including securities sales, total noninterest income rose $57.943 million or 22.3 percent for the second period and $116.396 million or 23.8 percent year to date. Net gains on securities sales totaled $2.992 million for the three months and $6.149 million for the first six months versus $498 thousand and $2.056 million, respectively, in 1997.


----------------------------
 Noninterest Income Table 8
--------------------------------------------------------------------------------
(thousands)

                                                              1998             1997
                                                    ---------------------    --------
                                                        Second      First     Fourth
                                                       Quarter    Quarter     Quarter
                                                    --------      ------    --------
Service charges on deposit accounts ...............  $  82,465   $ 80,874    $ 80,977
Fees for trust services ...........................     48,802     46,053      47,378
Credit card income -- net of interchange
 payments .........................................     43,077     38,544      38,382
Electronic banking ................................     18,667     16,395      17,355
Capital markets income ............................     40,304     16,110      16,040
Investment fees ...................................     11,665     11,191       9,541
Mortgage fees .....................................     11,502      7,704       7,509
Insurance premiums and commissions ................      8,135      7,568       7,169
Bankers' acceptance and letter of credit fees .....      9,802      9,569       8,116
Other service charges and fees ....................     10,125     10,350       9,257
Other income ......................................     30,499     39,365      21,534
                                                    ----------   --------   ---------
    Total other operating revenue .................    315,043    283,723     263,258
Securities gains (losses) .........................      2,992      3,157      (1,693)
                                                    ----------   --------   ---------
    Total .........................................  $ 318,035   $286,880    $261,565
                                                    ==========   ========   =========



                                                             1997            Six Months Ended
                                                     -------------------          June 30
                                                       Third     Second
                                                      Quarter    Quarter      1998        1997
                                                     --------    -------  --------    --------
Service charges on deposit accounts ...............  $ 76,584   $ 74,576   $163,339    $148,670
Fees for trust services ...........................    43,653     43,668     94,855      84,518
Credit card income -- net of interchange
 payments .........................................    43,182     43,814     81,621      80,670
Electronic banking ................................    16,841     15,678     35,062      30,444
Capital markets income ............................    14,994     11,176     56,414      18,488
Investment fees ...................................     9,721      8,533     22,856      16,989
Mortgage fees .....................................     5,711      5,154     19,206      10,324
Insurance premiums and commissions ................     7,966      8,170     15,703      15,070
Bankers' acceptance and letter of credit fees .....     9,589      8,910     19,371      16,821
Other service charges and fees ....................     9,671      9,622     20,475      19,822
Other income ......................................    18,135     30,293     69,864      44,647
                                                     --------   --------  ---------   ---------
    Total other operating revenue .................   256,047    259,594    598,766     486,463
Securities gains (losses) .........................     1,091        498      6,149       2,056
                                                     --------   --------  ---------   ---------
    Total .........................................  $257,138   $260,092   $604,915    $488,519
                                                     ========   ========  =========   =========

Noninterest
Expense Total noninterest expense increased $96.593 million or 23 percent for the second quarter and $202.241 million or 25 percent for the first half. Included in total noninterest expense for 1998 were merger-related charges of $30.849 million, pretax, for the second period and $66.417 million, pretax, year to date, related to systems conversions, signage changes and employee benefits expenses principally in Virginia. Excluding integration-related expenses, noninterest expense on a core operating basis rose $65.744 million or 15.6 percent for the second quarter and $135.824 million or 16.8 percent for the first half and was higher by $27.464 million or 6 percent from the first three months of the year. Management estimates integration charges for the remainder of 1998 will total approximately $10 million, pretax, with the majority of the charges expected to be taken in the third quarter for the corporation's new Florida operations. Excluding merger-related charges, noninterest expense in the third quarter of 1998 is expected to decrease from the second quarter based on lower anticipated incentive pay and other personnel expenses.

              Total personnel expense rose $43.490 million or 19.9 percent for the three months from a year earlier and $91.575 million or 21.3 percent for the first six months. Salaries expense grew $40.744 million or 22.8 percent and $81.676 million or 23.3 percent for the quarter and first half, respectively, driven principally by higher incentive pay for revenue generating businesses. Employee benefits expense was up $2.746 million or 6.9 percent for the second period and $9.899 million or 12.4 percent year to date, reflecting increases in retirement benefits costs and in payroll taxes associated with an expanded employee base.

              Combined net occupancy and equipment expense was up $11.958 million or 18.8 percent for the quarter and $18.401 million or
              14.7 percent for the first half. Net occupancy expense rose $6.462 million or 23.4 percent for the three months and $11.751 million or 20.9 percent for the first six months, due to building maintenance and operating expenses of acquired companies. Higher depreciation, leasing and maintenance costs helped push equipment expense up $5.496 million or 15.4 percent for the second period and $6.650 million or 9.6 percent year to date.

              Remaining combined categories of noninterest expense, excluding merger-related charges, increased $10.296 million or 7.5 percent for the quarter and $25.848 million or 10.2 percent for the first half. Amortization of intangible assets accounted for the largest portion of the growth, rising $6.962 million for the three months and $13.815 million for the first six months, on higher levels of goodwill and deposit base intangibles following the corporation's purchase acquisitions. Advertising expense grew $2.206 million or 10.8 percent for the second period and $4.370 million or 12.2 percent year to date, while outside data processing, programming and software expense declined $10.744 million or 39.8 percent for the quarter and $12.584 million or 30.3 percent for the first half due, in part, to reductions in Year 2000 spending.

              The corporation has been working since late 1995 to identify and remediate data recognition problems that will be caused in computer systems and software by the change in date from the year 1999 to the year 2000. Management has identified all business and operational functions that will be impacted by the date change and has been moving aggressively to convert and test its application systems for Year 2000 date recognition. Conversion of all in-house application systems was substantially completed by mid-year 1998, with in-house testing expected to be finished by the end of the year. Wachovia's schedule for Year 2000 compliance incorporates 21st century date testing as part of the conversion process and encompasses all application systems, not simply those considered critical to operations. Throughout 1999, the corporation will conduct testing with external entities, such as business partners and the Federal Reserve, as they become Year 2000 ready. The corporation also is working to assess Year 2000 readiness on the part of its current and future vendors, particularly those vendors considered critical to the ongoing operations and business of the corporation. Spending for Year 2000 testing and conversion was approximately $8 million for the second quarter and $14 million year to date. Management estimates that total Year 2000 project costs will be approximately $60 million, with $52 million having been spent through June 30, 1998. The total projected cost is up from $55 million estimated earlier due to additional internal expenditures for testing. The corporation's Year 2000 project costs are not expected to have a material impact on its results of operations, liquidity or capital resources. The impact of Year 2000 noncompliance by all outside parties with whom the corporation may transact business cannot be assessed fully at this time.


-----------------------------
 Noninterest Expense Table 9
--------------------------------------------------------------------------------
(thousands)

                                                      1998                1997
                                          -------------------------   -----------
                                             Second         First        Fourth
                                             Quarter       Quarter       Quarter
                                          -----------      --------   -----------
Salaries ................................   $ 219,731     $ 212,758     $ 200,859
Employee benefits .......................      42,675        46,966        43,391
                                          -----------     ---------   -----------
    Total personnel expense .............     262,406       259,724       244,250
Net occupancy expense ...................      34,119        33,783        30,687
Equipment expense .......................      41,288        34,687        36,619
Postage and delivery ....................      13,368        13,278        12,539
Outside data processing, programming
 and software ...........................      16,244        12,737        22,952
Stationery and supplies .................       7,233         7,506         7,637
Advertising and sales promotion .........      22,555        17,738        15,768
Professional services ...................      14,522        11,304        16,348
Travel and business promotion ...........       7,638         6,439         7,433
Regulatory agency fees and other bank
 services ...............................       4,075         4,485         3,523
Amortization of intangible assets .......       9,226         9,117         6,433
Foreclosed property expense, net of
 income .................................          88           130           492
Personal computer impairment charge*             ----          ----        67,202
Merger-related charges* .................      30,849        35,568       220,330
Other expense ...........................      53,383        47,753        40,205
                                          -----------     ---------   -----------
    Total ...............................   $ 516,994     $ 494,249     $ 732,418
                                          ===========     =========   ===========
Overhead ratio ..........................        56.8%         57.2%         88.0%
Overhead ratio without nonrecurring
 charges ................................        53.4          53.1          53.5



                                                    1997                    Six Months Ended
                                            -----------------------              June 30
                                              Third        Second
                                             Quarter       Quarter             1998          1997
                                            ---------     ---------   -------------     ---------
Salaries ................................   $ 190,434     $ 178,987     $   432,489     $ 350,813
Employee benefits .......................      39,918        39,929          89,641        79,742
                                            ---------     ---------   -------------     ---------
    Total personnel expense .............     230,352       218,916         522,130       430,555
Net occupancy expense ...................      29,816        27,657          67,902        56,151
Equipment expense .......................      36,283        35,792          75,975        69,325
Postage and delivery ....................      11,883        11,899          26,646        24,235
Outside data processing, programming
 and software ...........................      21,980        26,988          28,981        41,565
Stationery and supplies .................       8,415         7,676          14,739        14,908
Advertising and sales promotion .........      20,355        20,349          40,293        35,923
Professional services ...................      14,102        14,385          25,826        23,663
Travel and business promotion ...........       6,120         6,154          14,077        11,662
Regulatory agency fees and other bank
 services ...............................       3,458         3,791           8,560         7,619
Amortization of intangible assets .......       2,347         2,264          18,343         4,528
Foreclosed property expense, net of
 income .................................         487           951             218           896
Personal computer impairment charge*             ----          ----            ----          ----
Merger-related charges* .................        ----          ----          66,417          ----
Other expense ...........................      39,703        43,579         101,136        87,972
                                            ---------     ---------   -------------     ---------
    Total ...............................   $ 425,301     $ 420,401     $ 1,011,243     $ 809,002
                                            =========     =========   =============     =========
Overhead ratio ..........................        53.6%         53.4%           57.0%         52.8%
Overhead ratio without nonrecurring
 charges ................................        53.6          53.4            53.3          52.8

* Nonrecurring charges.

Income Taxes  Applicable income taxes increased $13.350 million or 14.5 percent for the quarter from a year earlier and were higher by $19.305 million or 10.8 percent for the first half. Income taxes computed at the statutory rate are reduced primarily by the assumed tax effect of interest income earned on state and municipal loans and debt securities. Also, within certain limitations, one-half of the interest income earned on qualifying employee stock ownership plan loans is exempt from federal taxes. The interest earned on certain state and municipal debt instruments is exempt from federal taxes and in some cases state taxes. The tax-exempt nature of these assets provides both an attractive return for the corporation and substantial interest savings for local governments and their constituents.


-----------------------
 Income Taxes Table 10
--------------------------------------------------------------------------------
(thousands)

                                                                        Three Months Ended            Six Months Ended
                                                                              June 30                       June 30
                                                                           1998         1997           1998          1997
                                                                      ---------     --------      ---------     ---------
Income before income taxes ........................................    $ 315,304     $ 288,843     $ 602,952     $ 568,690
                                                                      ==========    ==========    ==========    ==========
Federal income taxes at statutory rate ............................    $ 110,356     $ 101,095     $ 211,033     $ 199,042
State and local income taxes -- net of federal benefit ............        6,688         4,692         5,667         8,401
Effect of tax-exempt securities interest and other income .........      (13,144)      (12,119)      (25,526)      (24,533)
Other items .......................................................        1,488        (1,630)        6,541        (4,500)
                                                                      ----------    ----------    ----------    ----------
     Total tax expense ............................................    $ 105,388     $  92,038     $ 197,715     $ 178,410
                                                                      ==========    ==========    ==========    ==========
Current:
 Federal ..........................................................    $  27,652     $  58,713     $  96,416     $ 125,595
 Foreign ..........................................................          246           106           361           165
 State and local ..................................................        2,069         2,727         5,798         4,605
                                                                      ----------    ----------    ----------    ----------
     Total ........................................................       29,967        61,546       102,575       130,365
Deferred:
 Federal ..........................................................       67,200        25,997        92,220        39,726
 State and local ..................................................        8,221         4,495         2,920         8,319
                                                                      ----------    ----------    ----------    ----------
     Total ........................................................       75,421        30,492        95,140        48,045
                                                                      ----------    ----------    ----------    ----------
     Total tax expense ............................................    $ 105,388     $  92,038     $ 197,715     $ 178,410
                                                                      ==========    ==========    ==========    ==========

New Accounting
Standards     In December 1996, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No.
              125, an amendment of FASB Statement No. 125" (FASB 127). FASB 127 delayed until 1998 certain provisions of FASB 125 that deal with repurchase agreements, securities lending and other similar transactions and pledged collateral. Adoption of FASB 127 was not material.

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

              Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB
              131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however comparative prior period information is required. FASB 131 will be adopted, as required, beginning with year-end 1998. The disclosure requirements will have no impact on the corporation's financial position or results of operations.

              In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provides guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. The corporation elected early adoption of SOP 98-1. The effect of the adoption was not material.

              In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for the corporation's December 31, 2000 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management is in the process of assessing the impact and period of adoption of the standard. Adoption is not expected to result in a material financial impact.

              ---------------------------------------------
               Financial Condition and Capital Ratios
              -----------------------------------------------------------------


              Assets at June 30, 1998 were $64.727 billion, with $57.303 billion of interest-earning assets and $44.459 billion of loans. Comparable amounts one year earlier were $59.178 billion of assets, $52.654 billion of interest-earning assets and $40.201 billion of loans. At March 31, 1998, assets totaled $65.125 billion, interest-earning assets were $57.464 billion and loans were $44.498 billion.

              Deposits were $39.915 billion at June 30, 1998, including $31.841 billion of interest-bearing deposits, representing 79.8 percent of the total. Deposits one year earlier were $37.015 billion, with interest-bearing deposits of $28.726 billion or 77.6 percent of the total, and at March 31, 1998, deposits were $39.857 billion, including $31.331 billion of interest-bearing deposits or 78.6 percent of the total. During the first quarter of 1998, the corporation sold selected branches primarily for regulatory purposes in connection with its Virginia mergers, impacting deposit levels at the close of both the first and second quarters.

              Shareholders' equity at the end of the second quarter of 1998 totaled $5.376 billion, an increase of $892.333 million or 19.9 percent from $4.483 billion one year earlier. Included in shareholders' equity at June 30, 1998 was $747.744 million from common stock issued in connection with the corporation's fourth quarter 1997 purchase acquisitions of Jefferson Bankshares and 1st United Bancorp. Purchase transactions consummated during the second quarter of 1998 resulted in the issuance of 1.099 million shares of common stock with a corresponding increase in shareholders' equity of $83.313 million. Shareholders' equity at June 30, 1998 also included unrealized gains of $74.990 million, net of tax, on securities available-for-sale marked to fair market value compared with $44.329 million, net of tax, one year earlier. On June 23, the corporation's board of directors authorized the repurchase of up to 12 million shares of the corporation's common stock. The board's action to repurchase shares is effective through January 28, 2000. During the second quarter of 1998, the corporation repurchased a total of 1,245,800 shares of its common stock, including 320,800 shares under the June 23 authorization. The shares were repurchased at an average price of $83.694 per share for a total cost of $104.266 million. At its meeting on July 24, 1998, the corporation's board of directors declared a third quarter dividend of $.49 per share, payable September 1 to shareholders of record on August 6. The dividend is higher by 11.4 percent from $.44 per share paid in the same quarter of 1997. For the year to date, the dividend will total $1.37 per share, an increase of 10.5 percent from $1.24 per share in 1997.

              Intangible assets at June 30, 1998 totaled $657.891 million, consisting of $543.057 million of goodwill, $100.729 million of deposit base intangibles, $12.683 million of mortgage servicing rights and $1.422 million of other intangibles, principally purchased credit card premiums. Intangible assets one year earlier were $113.707 million, with $46.464 million of goodwill, $53.052 million of deposit base intangibles, $13.343 million of mortgage servicing rights and $848 thousand of other intangibles. The increase in goodwill and deposit base intangibles from the end of the second quarter of 1997 resulted from the corporation's purchase acquisitions of Jefferson Bankshares and 1st United Bancorp in the fourth quarter of 1997 and of Ameribank Bancshares in the second quarter of 1998.

              Regulatory agencies divide capital into Tier I (consisting of shareholders' equity and certain cumulative preferred stock instruments less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the market appreciation or depreciation of securities available-for-sale arising from marking the securities portfolio to fair value. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.

              Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks which meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards. It is the policy of the corporation that it and its banking subsidiaries be well capitalized at all times.

              At June 30, 1998, the corporation's Tier I to risk-adjusted assets ratio was 8.81 percent and total capital to risk-adjusted assets was 11.44 percent. The Tier I leverage ratio was 8.91 percent. Included in the capital ratios at June 30, 1998 was $996.180 million of trust capital securities versus $995.804 million one year earlier.


----------------------------------------
 Capital Components and Ratios Table 11
--------------------------------------------------------------------------------
(thousands)

                                                                                    1998
                                                                     -----------------------------
                                                                            Second           First
                                                                           Quarter         Quarter
                                                                     -------------      ----------
Tier I capital:
 Common shareholders' equity .......................................   $ 5,375,793     $ 5,236,700
 Trust capital securities ..........................................       996,180         996,087
 Less ineligible intangible assets .................................       669,448         604,325
 Unrealized gains on securities available-for-sale, net of tax .....       (74,990)        (63,849)
                                                                     -------------     -----------
    Total Tier I capital ...........................................     5,627,535       5,564,613
Tier II capital:
 Allowable allowance for loan losses ...............................       547,572         544,741
 Allowable long-term debt ..........................................     1,138,711       1,193,533
                                                                     -------------     -----------
    Tier II capital additions ......................................     1,686,283       1,738,274
                                                                     -------------     -----------
    Total capital ..................................................   $ 7,313,818     $ 7,302,887
                                                                     =============     ===========
Risk-adjusted assets ...............................................   $63,906,411     $62,747,353
Quarterly average assets * .........................................   $63,184,419     $62,457,463
Risk-based capital ratios:
 Tier I capital ....................................................          8.81%           8.87%
 Total capital .....................................................         11.44           11.64
Tier I leverage ratio ..............................................          8.91            8.91



                                                                                           1997
                                                                     ----------------------------------------------
                                                                            Fourth           Third          Second
                                                                           Quarter         Quarter         Quarter
                                                                     -------------       ---------       ---------
Tier I capital:
 Common shareholders' equity .......................................   $ 5,174,301     $ 4,517,021     $ 4,483,461
 Trust capital securities ..........................................       995,993         995,899         995,804
 Less ineligible intangible assets .................................       634,052          93,101          94,767
 Unrealized gains on securities available-for-sale, net of tax .....       (71,098)        (68,657)        (44,329)
                                                                     -------------     -----------     -----------
    Total Tier I capital ...........................................     5,465,144       5,351,162       5,340,169
Tier II capital:
 Allowable allowance for loan losses ...............................       544,723         519,356         519,335
 Allowable long-term debt ..........................................     1,193,451       1,283,165       1,283,093
                                                                     -------------     -----------     -----------
    Tier II capital additions ......................................     1,738,174       1,802,521       1,802,428
                                                                     -------------     -----------     -----------
    Total capital ..................................................   $ 7,203,318     $ 7,153,683     $ 7,142,597
                                                                     =============     ===========     ===========
Risk-adjusted assets ...............................................   $59,543,254     $56,481,076     $52,408,490
Quarterly average assets * .........................................   $59,139,712     $57,042,701     $56,931,778
Risk-based capital ratios:
 Tier I capital ....................................................          9.18%           9.47%          10.19%
 Total capital .....................................................         12.10           12.67           13.63
Tier I leverage ratio ..............................................          9.24            9.38            9.38

* Excludes ineligible intangible assets and average unrealized gains on securities available-for-sale, net of tax.

Wachovia Corporation and Subsidiaries

--------------------------------------
 Consolidated Statements of Condition
--------------------------------------------------------------------------------
$ in thousands


                                                                                    June 30      December 31          June 30
                                                                                       1998             1997             1997
ASSETS
Cash and due from banks .....................................................     $3,425,987     $ 4,221,818        $3,707,049
Interest-bearing bank balances ..............................................        204,751         133,191            83,620
Federal funds sold and securities purchased under resale agreements .........        326,075       1,589,234           320,519
Trading account assets ......................................................      1,133,339         999,122           845,752
Securities available-for-sale ...............................................      9,524,358       8,909,537         9,932,421
Securities held-to-maturity (fair value of $1,716,374, $1,578,464 and
 $1,333,211, respectively)...................................................      1,655,517       1,509,339         1,271,149
Loans, net of unearned income ...............................................     44,458,548      44,194,382        40,200,976
Less allowance for loan losses ..............................................        547,572         544,723           519,335
                                                                                ------------     -----------      ------------
  Net loans .................................................................     43,910,976      43,649,659        39,681,641
Premises and equipment ......................................................        865,864         810,155           779,604
Due from customers on acceptances ...........................................        613,154         628,398           866,489
Other assets ................................................................      3,066,621       2,946,616         1,689,614
                                                                                ------------     -----------      ------------
  Total assets ..............................................................   $ 64,726,642     $65,397,069      $ 59,177,858
                                                                                ============     ===========      ============
LIABILITIES
Deposits in domestic offices:
 Demand .....................................................................   $ 8,074,904      $ 8,598,055      $ 8,289,369
 Interest-bearing demand ....................................................     4,684,288        4,654,172        4,051,071
 Savings and money market savings ...........................................    11,639,530       11,679,432       10,397,600
 Savings certificates .......................................................     9,628,631       10,934,720       10,245,049
 Large denomination certificates ............................................     2,989,187        2,284,068        2,870,152
                                                                                ------------     -----------      ------------
  Total deposits in domestic offices ........................................    37,016,540       38,150,447       35,853,241
Interest-bearing deposits in foreign offices ................................     2,898,888        4,503,396        1,161,690
                                                                                ------------     -----------      ------------
  Total deposits ............................................................    39,915,428       42,653,843       37,014,931
Federal funds purchased and securities sold under repurchase agreements .....     8,354,912        8,322,716        7,319,154
Commercial paper ............................................................     1,355,117        1,034,024          762,800
Other short-term borrowed funds .............................................     2,472,728          752,874        1,791,268
Long-term debt:
 Bank notes .................................................................     2,460,872        2,939,952        3,014,233
 Other long-term debt .......................................................     3,445,931        2,994,181        3,330,779
                                                                                ------------     -----------      ------------
  Total long-term debt ......................................................     5,906,803        5,934,133        6,345,012
Acceptances outstanding .....................................................       613,154          628,398          866,489
Other liabilities ...........................................................       732,706          896,780          594,743
                                                                                ------------     -----------      ------------
  Total liabilities .........................................................    59,350,848       60,222,768       54,694,397
SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none outstanding .............................          ----             ----             ----
Common stock, par value $5 per share:
 Authorized 1,000,000,000, 500,000,000 and 500,000,000 shares; issued and outstanding 206,622,903, 205,926,632 and 195,276,111 shares,
  respectively ..............................................................     1,033,115        1,029,633          976,381
Capital surplus .............................................................       970,584          974,803          398,924
Retained earnings ...........................................................     3,297,105        3,098,767        3,063,827
Accumulated other comprehensive income ......................................        74,990           71,098           44,329
                                                                                ------------     -----------      ------------
  Total shareholders' equity ................................................     5,375,794        5,174,301        4,483,461
                                                                                ------------     -----------      ------------
  Total liabilities and shareholders' equity ................................   $64,726,642      $65,397,069      $59,177,858
                                                                                ============     ===========      ============

Wachovia Corporation and Subsidiaries

------------------------------------
Consolidated Statements of Income
--------------------------------------------------------------------------------
thousands, except per share


                                                                      Three Months Ended             Six Months Ended
                                                                            June 30                       June 30
                                                                      1998           1997            1998            1997
INTEREST INCOME
Loans, including fees .......................................  $   960,769    $   847,175     $ 1,906,206     $ 1,659,092
Securities avaliable-for-sale ...............................      159,283        160,223         313,221         323,111
Securities held-to-maturity:
 State and municipal ........................................        3,739          4,150           7,675           8,646
 Other investments ..........................................       23,925         21,625          47,166          43,795
Interest-bearing bank balances ..............................        3,411            818           6,639           1,494
Federal funds sold and securities purchased under resale
 agreements .................................................        5,735          4,919          11,020           7,797
Trading account assets ......................................       12,896         12,712          25,660          25,912
                                                              ------------    -----------   -------------     -----------
  Total interest income .....................................    1,169,758      1,051,622       2,317,587       2,069,847
INTEREST EXPENSE
Deposits:
 Domestic offices ...........................................      309,333        302,257         617,364         594,516
 Foreign offices ............................................       37,332         22,348          73,542          39,718
                                                              ------------    -----------   -------------     -----------
  Total interest on deposits ................................      346,665        324,605         690,906         634,234
Short-term borrowed funds ...................................      145,827        118,781         284,719         225,742
Long-term debt ..............................................       94,562         96,037         190,115         195,420
                                                              ------------    -----------   -------------     -----------
  Total interest expense ....................................      587,054        539,423       1,165,740       1,055,396
NET INTEREST INCOME .........................................      582,704        512,199       1,151,847       1,014,451
Provision for loan losses ...................................       68,441         63,047         142,567         125,278
                                                              ------------    -----------   -------------     -----------
Net interest income after provision for loan losses .........      514,263        449,152       1,009,280         889,173
OTHER INCOME
Service charges on deposit accounts .........................       82,465         74,576         163,339         148,670
Fees for trust services .....................................       48,802         43,668          94,855          84,518
Credit card income ..........................................       43,077         43,814          81,621          80,670
Electronic banking ..........................................       18,667         15,678          35,062          30,444
Capital markets income ......................................       40,304         11,176          56,414          18,488
Investment fees .............................................       11,665          8,533          22,856          16,989
Mortgage fees ...............................................       11,502          5,154          19,206          10,324
Other operating income ......................................       58,561         56,995         125,413          96,360
                                                              ------------    -----------   -------------     -----------
  Total other operating revenue .............................      315,043        259,594         598,766         486,463
Securities gains ............................................        2,992            498           6,149           2,056
                                                              ------------    -----------   -------------     -----------
  Total other income ........................................      318,035        260,092         604,915         488,519
OTHER EXPENSE
Salaries ....................................................      219,731        178,987         432,489         350,813
Employee benefits ...........................................       42,675         39,929          89,641          79,742
                                                              ------------    -----------   -------------     -----------
  Total personnel expense ...................................      262,406        218,916         522,130         430,555
Net occupancy expense .......................................       34,119         27,657          67,902          56,151
Equipment expense ...........................................       41,288         35,792          75,975          69,325
Merger-related charges ......................................       30,849           ----          66,417            ----
Other operating expense .....................................      148,332        138,036         278,819         252,971
                                                              ------------    -----------   -------------     -----------
  Total other expense .......................................      516,994        420,401       1,011,243         809,002
Income before income taxes ..................................      315,304        288,843         602,952         568,690
Applicable income taxes .....................................      105,388         92,038         197,715         178,410
                                                              ------------    -----------   -------------     -----------
NET INCOME ..................................................  $   209,916    $   196,805     $   405,237     $   390,280
                                                              ============    ===========   =============     ===========
Net income per common share:
 Basic ......................................................  $      1.02    $      1.00     $      1.96     $      1.97
 Diluted ....................................................  $      1.00    $       .98     $      1.93     $      1.94
Average shares outstanding:
 Basic ......................................................      206,718        196,676         206,308         198,384
 Diluted ....................................................      210,662        199,819         210,412         201,553

Wachovia Corporation and Subsidiaries

--------------------------------------------------
 Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
$ in thousands, except per share


                                                               Common Stock
                                                                                     Capital
                                                          Shares         Amount      Surplus
PERIOD ENDED JUNE 30, 1997
Balance at beginning of year .....................   201,252,539     $1,006,263    $   706,649
Net income .......................................
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment .....................
    Comprehensive income* ........................
Cash dividends declared by pooled companies:
 Wachovia Corporation -- $.80 a share.............
 Central Fidelity Banks, Inc. -- $.46 a share.....
Common stock issued pursuant to:
 Stock option and employee benefit plans .........       758,410          3,792         33,541
 Dividend reinvestment plan ......................       117,544            588          6,480
 Conversion of debentures ........................         1,036              5             15
Common stock acquired ............................    (6,853,418)       (34,267)      (348,438)
Miscellaneous ....................................                                         677
                                                   -------------     ----------    -----------
Balance at end of period .........................   195,276,111     $  976,381    $   398,924
                                                   =============     ==========    ===========
PERIOD ENDED JUNE 30, 1998
Balance at beginning of year .....................   205,926,632     $1,029,633    $   974,803
Net income .......................................
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment .....................
    Comprehensive income* ........................
Cash dividends declared on common
 stock -- $.88 a share............................
Common stock issued pursuant to:
 Stock option and employee benefit plans .........     1,672,232          8,361         77,314
 Dividend reinvestment plan ......................       153,501            768         11,528
Common stock acquired ............................    (2,228,912)       (11,145)      (170,285)
Acquisitions .....................................     1,099,450          5,498         77,815
Miscellaneous ....................................                                        (591)
                                                   -------------     ----------    -----------
Balance at end of period .........................   206,622,903     $1,033,115    $   970,584
                                                   =============     ==========    ===========



                                                                     Accumulated
                                                                           Other           Total
                                                       Retained    Comprehensive   Shareholders'
                                                       Earnings           Income          Equity
PERIOD ENDED JUNE 30, 1997
Balance at beginning of year .....................   $2,843,803   $      51,686    $   4,608,401
Net income .......................................      390,280                          390,280
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment .....................                       (7,357)          (7,357)
                                                                                   -------------
    Comprehensive income* ........................                                       382,923
Cash dividends declared by pooled companies:
 Wachovia Corporation -- $.80 a share.............     (129,800)                        (129,800)
 Central Fidelity Banks, Inc. -- $.46 a share.....      (26,506)                         (26,506)
Common stock issued pursuant to:
 Stock option and employee benefit plans .........                                        37,333
 Dividend reinvestment plan ......................                                         7,068
 Conversion of debentures ........................                                            20
Common stock acquired ............................                                      (382,705)
Miscellaneous ....................................      (13,950)                         (13,273)
                                                     ----------   -------------    -------------
Balance at end of period .........................   $3,063,827   $      44,329    $   4,483,461
                                                     ==========   =============    =============
PERIOD ENDED JUNE 30, 1998
Balance at beginning of year .....................   $3,098,767   $      71,098    $   5,174,301
Net income .......................................      405,237                          405,237
Change in unrealized gains on securities
 available-for-sale, net of tax and
 reclassification adjustment .....................                        3,892            3,892
                                                                                   -------------
    Comprehensive income* ........................                                       409,129
Cash dividends declared on common
 stock -- $.88 a share............................     (181,562)                        (181,562)
Common stock issued pursuant to:
 Stock option and employee benefit plans .........                                        85,675
 Dividend reinvestment plan ......................                                        12,296
Common stock acquired ............................                                      (181,430)
Acquisitions .....................................                                        83,313
Miscellaneous ....................................      (25,337)                         (25,928)
                                                     ----------   -------------    -------------
Balance at end of period .........................   $3,297,105   $      74,990    $   5,375,794
                                                     ==========   =============    =============

* Comprehensive income for the second quarters of 1998 and 1997 was $221,057 and $241,138, respectively.

Wachovia Corporation and Subsidiaries

-----------------------------------------
 Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
$ in thousands


                                                                                        Six Months Ended
                                                                                            June 30
                                                                                     1998              1997
 OPERATING ACTIVITIES
 Net income ...............................................................    $    405,237      $    390,280
 Adjustments to reconcile net income to
  net cash provided by operations:
  Provision for loan losses ...............................................         142,567           125,278
  Depreciation and amortization ...........................................          71,395            59,438
  Deferred income taxes ...................................................          95,140            48,045
  Securities gains ........................................................          (6,149)           (2,056)
  Gain on sale of noninterest-earning assets ..............................          (2,677)           (1,374)
  Decrease in accrued income taxes ........................................         (40,864)           (8,635)
  Decrease (increase) in accrued interest receivable ......................           2,558           (16,327)
  (Decrease) increase in accrued interest payable .........................          (8,594)           48,450
  Net change in other accrued and deferred income and expense .............        (177,677)          (86,613)
  Net trading account activities ..........................................        (134,217)          344,061
  Net loans held for resale ...............................................        (140,786)          (95,043)
                                                                              -------------     -------------
   Net cash provided by operating activities ..............................         205,933           805,504
 INVESTING ACTIVITIES
 Net increase in interest-bearing bank balances ...........................         (71,560)           (5,749)
 Net decrease (increase) in federal funds sold and securities
  purchased under resale agreements .......................................       1,296,459           (44,578)
 Purchases of securities available-for-sale ...............................      (2,697,525)       (1,837,035)
 Purchases of securities held-to-maturity .................................        (393,114)          (35,573)
 Sales of securities available-for-sale ...................................         101,258           491,518
 Calls, maturities and prepayments of securities available-for-sale .......       2,073,536         1,225,267
 Calls, maturities and prepayments of securities held-to-maturity .........         255,017           117,922
 Net increase in loans made to customers ..................................        (134,021)       (2,233,821)
 Capital expenditures .....................................................        (146,289)          (61,844)
 Proceeds from sales of premises and equipment ............................          29,124             3,390
 Net (increase) decrease in other assets ..................................        (167,993)          199,471
 Business combinations ....................................................          16,108              (947)
                                                                              -------------     -------------
   Net cash provided (used) by investing activities .......................         161,000        (2,181,979)
 FINANCING ACTIVITIES
 Net (decrease) increase in demand, savings and money market accounts .....        (690,913)        1,162,151
 Net (decrease) increase in certificates of deposit .......................      (2,279,420)          530,953
 Net increase in federal funds purchased and securities sold
  under repurchase agreements .............................................          21,445           113,150
 Net increase in commercial paper .........................................         321,093            48,485
 Net increase in other short-term borrowings ..............................       1,719,854           759,986
 Proceeds from issuance of bank notes .....................................         100,000           748,372
 Maturities of bank notes .................................................        (579,568)       (2,040,693)
 Proceeds from issuance of other long-term debt ...........................         455,764           730,525
 Payments on other long-term debt .........................................          (4,580)         (124,880)
 Common stock issued ......................................................          52,291            21,735
 Dividend payments ........................................................        (181,562)         (155,757)
 Common stock repurchased .................................................        (174,196)         (377,980)
 Net increase (decrease) in other liabilities .............................          77,028            (6,715)
                                                                              -------------     -------------
   Net cash (used) provided by financing activities .......................      (1,162,764)        1,409,332
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................        (795,831)           32,857
 Cash and cash equivalents at beginning of year ...........................       4,221,818         3,674,192
                                                                              -------------     -------------
 Cash and cash equivalents at end of period ...............................    $  3,425,987      $  3,707,049
                                                                              =============     =============
 SUPPLEMENTAL DISCLOSURES
 Unrealized losses on securities available-for-sale:
  Increase (decrease) in securities available-for-sale ....................    $      7,087      $    (14,685)
  (Decrease) increase in deferred taxes ...................................          (3,167)            5,868
  Increase (decrease) in shareholders' equity .............................           3,892            (7,357)