Form 10-Q
period 1998-09-30
WACHOVIA CORP/ NC
filed 1998-11-12
CIK 774203

----------------
 1998 Form 10-Q
--------------------------------------------------------------------------------
United States Securities and Exchange Commission
Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1998
Commission File Number 1-9021



Wachovia Corporation
--------------------------------------------------------------------------------

Incorporated in the State of North Carolina

IRS Employer Identification Number 56-1473727
Address and Telephone:
 100 North Main Street, Winston-Salem, North Carolina, 27101,
  (336) 770-5000
  191 Peachtree Street NE, Atlanta, Georgia, 30303, (404) 332-5000


As of September 30, 1998, Wachovia Corporation had 202,751,280 shares of common stock outstanding.


Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Documents Incorporated by Reference
--------------------------------------------------------------------------------

Financial Information for the quarter ended September 30, 1998 is incorporated by reference to the Wachovia Corporation Financial Supplement (the "Financial Supplement") in Exhibit 19 as indicated in the table below. Except for parts of the Financial Supplement expressly incorporated herein by reference, the Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

                                     Part I

Item 1.   Financial Statements

The information required by this item is incorporated by reference to the tables titled "Selected Period-End Data" and "Common Stock Data--Per Share" on page 3 of the Financial Supplement and to the following consolidated financial statements on pages 26 through 29 of the Financial Supplement:

          Consolidated Statements of Condition
          Consolidated Statements of Income
          Consolidated Statements of Shareholders' Equity
          Consolidated Statements of Cash Flows

The above referenced Financial statements do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the third quarter of 1998 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 25 of the Financial Supplement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to the information appearing under the subheading "Asset and Liability Management, Interest Rate Sensitivity and Liquidity Management" on pages 13 through 16 of the Financial Supplement.

                                    Part II

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submissions of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Report on Form 8-k

(a)  Exhibits.

The exhibits listed on the accompanying Index to Exhibits, immediately following the signature page are filed as part of, or incorporated by reference into, this report.

(b)  Reports on Form 8-K.

A Current Report on Form 8-K dated October 8, 1998 was filed with the Securities and Exchange Commission to report certain agreements with third parties to underwrite the issuance of $250 million in Senior Floating Rate Notes due September 28, 2000 and $300 million in Senior Floating Rate Notes due October 9, 2001.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 1998                       WACHOVIA CORPORATION



                                        By:  Robert S. McCoy, Jr.
                                             Senior Executive Vice President
                                             and Chief Financial Officer

                                        And



                                        By:  Donald K. Truslow
                                             Executive Vice President,
                                             Treasurer and Comptroller

Item 6.  Exhibits
-----------------

1.1 Underwriting agreement dated September 18, 1998 between Wachovia Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated as the Underwriter with respect to the sale by Wachovia Corporation and the purchase by the Underwriter of $250,000,000 aggregate principal amount of Senior Floating Rate Notes due September 28, 2000. (Exhibit 1.1 to Report on Form 8-K dated October 8, 1998, File No. 1-9021*)

1.2 Underwriting agreement dated September 30, 1998 between Wachovia Corporation and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Morgan Stanley & Co. Incorporated, Salamon Smith Barney Inc. as the Underwriters with respect to the sale by Wachovia Corporation and the purchase by the Underwriters, acting severally and not jointly, of $300,000,000 aggregate principal amount of Senior Floating Rate Notes due October 9, 2001. (Exhibit 1.2 to Report on Form 8-K dated October 8, 1998, File No. 1-9021*)

3.1 Amended and Restated Articles of Incorporation of the registrant. (Exhibit 3.1 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021*)

3.2 Bylaws of the registrant as amended (Exhibit 3.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1997, File No. 1-9021*).

4 Instruments defining the rights of security holders, including indentures - Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.

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

4.7 Form of Indenture dated July 15, 1998 between The Chase Manhattan Bank, as trustee, and Wachovia Corporation relating to subordinated debt securities (Exhibit 4(b) to Form S-3 Registration Statement of Wachovia Corporation, File No. 333-59165*).


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

10.4 Senior Management Incentive Plan of Wachovia Corporation as amended through April 22, 1994 (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1994, File No. 1-9021*).

10.5 Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.6 Form of Employment Agreement between Wachovia Corporation an L.M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast and Walter E. Leonard, Jr. (Exhibit 10 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1997, File No. 1-9021*).

10.7 Form of Employment Agreement between Wachovia Corporation and Hugh M. Durden (Exhibit 10.12 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.8 Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.13 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021*)

10.9 Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.18 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).

10.10 Amendment to Executive Retirement Agreement described in Exhibit 10.9 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).

10.11 Amendment to Executive Retirement Agreement described in Exhibit 10.9 hereto (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).

10.12 Amendment to Executive Retirement Agreement described in Exhibit 10.9 hereto (Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).

10.13 Form of Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr., G. Joseph Prendergast, Walter E. Leonard, Jr., and Hugh M. Durden, dated as of January 27, 1995 (Exhibit 10.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.14 Executive Retirement Agreement between Wachovia Corporation and Mr. Robert S. McCoy, Jr. (Exhibit 10.2 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.15    Amendment to Executive Retirement Agreements described in Exhibits
         10.13 and 10.14 hereto (Exhibit 10.21 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.16 Senior Management and Director Stock Plan of Wachovia Corporation (Exhibit 10 to Quarterly Report on Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File No. 1-9021*).

10.17 1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for fiscal year ended December 31, 1989, File No. 1-9021*).

10.18 1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (Exhibit 10.24 to Report on Form 10-K of Wachovia Corporation for fiscal year ended December 31, 1996, File No. 1-9021*).

10.19 Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1986, File No. 0-7042*).

10.20 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (Exhibit 19(b) to Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).

10.21 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).

10.22 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (Exhibit 10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

10.23 Amended and Restated Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement No. 033-53325*).

10.24 Wachovia Corporation Director Deferred Stock Unit Plan (Exhibit 10.37 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.25 Wachovia Corporation Incentive Plan Deferral Arrangement (Exhibit 10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.26 Wachovia Corporation Executive Insurance Plan (Exhibit 10.36 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.27 Executive Long Term Disability Income Plan. (Exhibit 10.34 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1997, File No. 1-9021*)

11 Computation of Earnings Per Share (Table 2 on page 6 of the third quarter 1998 financial supplement*).

12 Statement setting forth computation of ratio of earnings to fixed charges.

19       Financial Supplement for Third Quarter 1998.


27       Financial Data Schedule (for SEC purposes only).



*  Incorporated by reference.