Form 10-K
period 1998-12-31
WACHOVIA CORP/ NC
filed 1999-03-29
CIK 774203

1998 FORM 10-K

United States Securities and Exchange Commission
Washington, DC  20549
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the Fiscal Year Ended December 31, 1998
Commission File Number  1-9021

WACHOVIA CORPORATION

Incorporated in the State of North Carolina
IRS Employer Identification Number  56-1473727
Address and Telephone:
    100 North Main Street, Winston-Salem, North Carolina, 27150, (336) 770-5000 191 Peachtree Street NE, Atlanta, Georgia, 30303, (404) 332-5000

     Securities registered pursuant to Section 12(b) of the Act:
        Common Stock-$5.00 par value, which is registered on the New York
           Stock Exchange.
     As of February 4, 1999, Wachovia Corporation had 203,240,721 shares of common stock outstanding. The aggregate market value of Wachovia Corporation common stock held by nonaffiliates on February 4, 1999 was approximately $17.241 billion and the number of shares held by nonaffiliates was 203,137,636.
     Wachovia Corporation (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Wachovia Corporation's Proxy Statement for its 1999 Annual Shareholder's Meeting are incorporated by reference into Part III of this report. Portions of Wachovia Corporation's Annual Report to Shareholders (the "Annual Report") for the year ended December 31, 1998 (filed herewith as Exhibit
13) are incorporated by reference into Parts I and II as indicated below. Except for parts of the Annual Report expressly incorporated herein by reference, this Annual Report is not to be deemed filed with the Securities and Exchange Commission.

                      PART I                                           PAGE
Item 1 - Business:
            Description of Business                       3, 26-59, 89-91, 95-96
            Subsidiaries of Wachovia Corporation                              93
            Average Balance Sheets/Interest/Rates               84-85, 86-87, 88
            Volume and Rate Variance Analysis                             32, 59
            Securities                                                    34, 69
            Loans                                                 33, 40, 70, 83
            Allowance for Loan Losses and Loan
               Loss Experience                                         41-43, 59
            Deposits                                        35-36, 71, 84-85, 88
            Return on Equity and Assets                                   26, 88
            Short-Term Borrowed Funds                                         36

Item 2 - Properties                                                           93

Item 3 - Legal Proceedings                                                    77

Item 4 - Submission of Matters to a Vote
               of Security Holders                                          None


                         PART II
Item 5 - Market for Registrant's Common Equity
            and Related Stockholder Matters                               90-91

Item 6 - Selected Financial Data                                             26

Item 7 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations        26-59, 95-96

Item 7a - Quantitative and Qualitative
                Disclosures About Market Risk                             37-39

Item 8 - Financial Statements and Supplementary Data                      60-82

Item 9 - Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                      None



                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

The names, ages and positions of the executive officers of Wachovia as of January 31, 1999 are shown below along with their business experience during the past five years and the year of their employment with Wachovia and subsidiaries. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The required information for the directors is included in the Proxy Statement.

Name, Age                               Business Experience During Past
and Position                            Five Years and Year Employed
------------                            ----------------------------

L. M. Baker, Jr., 56                    Chairman of the Board of Wachovia Bank, N.A. since April 1998; President and
Chairman of the Board                   Chief Executive Officer of Wachovia Bank, N.A. since June 1997; Chief Operating
since April 1998;                       Officer of Wachovia Corporation, February-December 1993; Executive Vice
Director, President since               President of Wachovia Corporation until January 1993; President and Chief
1993 and Chief Executive                Executive Officer of Wachovia Corporation of North Carolina, January 1990-March
Officer since January 1994              1993. President and Chief Executive Officer of Wachovia Bank of North Carolina,
                                        N.A., January 1990-May 1993. Employed in 1969.

Mickey W. Dry, 59                       Executive Vice President of Wachovia Corporation, November 1989-October 1997;
Senior Executive Vice                   Senior Executive Vice President of Wachovia Bank, N.A. since July 1997;
President since October 1997            Executive Vice President of Wachovia Bank of North Carolina, N.A., October
and Chief Credit Officer                1989-July 1997. Employed in 1961.
since November 1989

Hugh M. Durden, 55                      President of Wachovia Corporate Services, Inc. since July 1994;  President of
Executive Vice President                Wachovia Trust Services, Inc., January -June 1994;  Executive Vice President of
since 1994                              Wachovia Bank, N.A.; Western Division Executive, Wachovia Bank of North
                                        Carolina, N.A., 1991-1994; Employed in 1972.

Stanhope A. Kelly, 41                   Senior Vice President of Wachovia Corporation, 1996-1997; Regional Vice
Executive Vice President                President of Wachovia Bank of North Carolina, N.A., 1994-1996. Employed in 1980.
since October 1997




Name, Age                               Business Experience During Past
and Position                            Five Years and Year Employed
------------                            ----------------------------

Robert S. Kniejski, 43                  Executive in charge of Wachovia Corporation's Personal Financial Services Group
Executive Vice President                since 1995 (Chairman of Wachovia Investments, Inc. and Wachovia Insurance
since October 1997                      Services, Inc., Director and President of Wachovia Trust Services, Inc.); Senior
                                        Vice President of Wachovia Corporation, 1996-1997; Senior Vice President/Group
                                        Executive of Wachovia Investments, Inc., 1993-1995; Senior Vice President/Group
                                        Executive of Wachovia Bank, N.A. since 1991.
                                        Employed in 1987.

Walter E. Leonard, Jr., 53              Executive Vice President of Wachovia Corporation, October 1988-October 1997;
Senior Executive Vice                   Senior Executive Vice President of Wachovia Bank, N.A. since July 1997;
President since October 1997            Executive Vice President of Wachovia Bank of Georgia, N.A. until June 1997;
                                        President of Wachovia Operational Services Corporation since 1988. Employed in 1965.


Kenneth W. McAllister, 50               Executive Vice President of Wachovia Corporation, January 1994-October 1997.
Senior Executive Vice                   Employed in 1988.
President since October 1997
and General Counsel
since 1988


Robert S. McCoy, Jr., 60                Executive Vice President of Wachovia Corporation, January 1992-October 1997;
Senior Executive Vice                   Senior Executive Vice President of Wachovia Bank, N.A. since July 1997;
President since October 1997            Executive Vice President of Wachovia Bank of North Carolina, N.A., 1992-1997;
and Chief Financial Officer             Chief Financial Officer of Wachovia Bank of North Carolina, N.A. since 1992.
since September 1992.                   Employed in 1984.

John C. McLean, Jr., 50                 Executive in charge of Wachovia Corporation's capital markets and investment
Executive Vice President                banking activities since September 1997 (Director of Wachovia Capital Markets,
since October 1997                      Inc. and related subsidiaries since September 1997; President and CEO September
                                        1997-April 1998); Senior Vice President of Wachovia Corporation, 1993-1997;
                                        Division Executive for Consumer Credit and Emerging Businesses, 1996-1997;
                                        Comptroller of Wachovia Corporation, 1993-1996; Senior Vice President of
                                        Wachovia Bank, N.A., 1990-1993. Employed in 1975.





Name, Age                               Business Experience During Past
and Position                            Five Years and Year Employed
------------                            -------------------------------

G. Joseph Prendergast, 53               Executive Vice President of Wachovia Corporation, October 1988-October 1997;
Senior Executive Vice                   Senior Executive Vice President of Wachovia Bank, N.A. since July 1997; Chairman
President since October 1997            of Wachovia Bank of Georgia, N.A., January 1994-June 1997; Chairman of Wachovia
                                        Bank of South Carolina, N.A., July 1995-June 1997; President and Chief Executive
                                        Officer of Wachovia Bank of Georgia, N.A., January 1993-January 1995; President
                                        and Chief Executive Officer of Wachovia Corporate Services, Inc. until July
                                        1994; President and Chief Executive Officer of Wachovia Corporation of Georgia,
                                        January 1993-March 1993; Employed in 1973.

Donald K. Truslow, 40                   Senior Vice President of Wachovia Corporation, April 1996-October 1997;
Executive Vice President                Executive Vice President, Wachovia Corporate Services, September 1995-April
since October 1997, Comptroller         1996; Executive Vice President and Chief Credit Officer, Wachovia Bank of South
since June 1996 and Treasurer           Carolina, N.A., January 1992-Septermber 1995. Employed in 1980.
since January 1998




Beverly B. Wells, 48                    Manager of Consumer Lending and Emerging Businesses since September 1997;
Executive Vice President                President of Wachovia Bank Card Services, 1994-1997; Manager of Wachovia
since October 1997                      Treasury Services, 1993-1994; Employed in 1976.



During the past five years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to an evaluation of the ability or integrity of any of Wachovia's executive officers, directors, or any persons nominated to become directors.

Item 11 - Executive Compensation                                 Proxy Statement

Item 12 - Security Ownership of Certain
                Beneficial Owners and Management                 Proxy Statement

Item 13 - Certain Relationships and Related
                Transactions                                     Proxy Statement


                                    PART IV
Item 14 - Exhibits, Financial Statement
                Schedules and Reports on Form 8-K

          Exhibits                                            See Separate Index

          Financial Statement Schedules                                     None

          Reports on Form 8-K                                                 94

SIGNATURES

Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 1999.

WACHOVIA CORPORATION

ROBERT S. McCOY, JR.
--------------------
Robert S. McCoy, Jr.
Senior Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 22, 1999.

L. M. BAKER, JR.
----------------                                      The Directors of Wachovia Corporation (listed below) have executed a power of
L. M. Baker, Jr.                                      attorney appointing Kenneth W. McAllister, their attorney-in-fact, empowering
Chairman of the Board, President and                  him to sign this report on their behalf:
        Chief Executive Officer

ROBERT S. McCOY, JR.
-------------------                                   JAMES S. BALLOUN                         W. HAYNE HIPP
Robert S. McCoy, Jr.                                  JAMES F. BETTS                           ROBERT A. INGRAM
Senior Executive Vice President                       PETER C. BROWNING                        GEORGE R. LEWIS
and Chief Financial Officer                           JOHN T. CASTEEN, III                     ELIZABETH VALK LONG
                                                      JOHN L. CLENDENIN                        JOHN G. MEDLIN, JR.
                                                      LAWRENCE M. GRESSETTE, JR.               LLOYD U. NOLAND, III
DONALD K. TRUSLOW                                     THOMAS K. HEARN, JR.                     SHERWOOD H. SMITH, JR.
-----------------                                     GEORGE W. HENDERSON, III                 JOHN C. WHITAKER, JR.
Donald K. Truslow
Executive Vice President, Comptroller
     and Treasurer


                                                                    KENNETH W. McALLISTER
                                                                    ----------------------
                                                                    Kenneth W. McAllister
                                                                    Attorney-in-Fact

Exhibits
--------


2.1           Agreement and Plan of Merger, dated as of October 27, 1998 by and between Wachovia Corporation and
              Interstate/Johnson Lane, Inc. (Exhibit 2.1 to Form S-4 Registration Statement of Wachovia
              Corporation, dated December 14, 1998, File No. 333-68823*).

3.1           Amended and Restated Articles of Incorporation of the registrant.  (Exhibit 3.1 to Report on Form
              10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021*).

3.2           Bylaws of the registrant as amended (Exhibit 3.2 to Form S-4
              Registration Statement of Wachovia Corporation dated December 14,
              1998, File No. 333-68823*).

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

4.7           Form of Indenture dated July 15, 1998 between The Chase Manhattan Bank, as trustee, and Wachovia Corporation relating to subordinated debt securities (Exhibit 4 (b) to Form S-3 Registration Statement of
              Wachovia Corporation, File No. 333-59165*).

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

10.1**        Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A. (Exhibit 10.1 to Report on Form 10-K
              of Wachovia Corporation for the fiscal year ended December 31,1992, File No. 1-9021*).

10.2**        1983 Amendment to Deferred Compensation Plan described in Exhibit 10.1 hereto (Exhibit 10.2 to Report on
              Form 10-K Wachovia Corporation for the fiscal year ended December 31, 1992, File No. 1-9021*).

10.3**        1986 Amendment to Deferred Compensation Plan described in Exhibit 10.1 hereto (Exhibit 10.9 to Report on
              Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1986, File No. 1-9021*).

10.4**        Senior Management Incentive Plan of Wachovia Corporation as amended through April 22, 1994 (Exhibit 10.2 to
              Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1994, File No. 1-9021*).

10.5**        Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation (Exhibit 10.3 to
              Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995,
              File No. 1-9021*).

10.6**        Form of Employment Agreement between Wachovia Corporation and L.M. Baker, Jr., Robert S. McCoy, Jr.,
              G. Joseph Prendergast and Walter E. Leonard, Jr. (Exhibit 10 to Quarterly Report on Form 10-Q of
              Wachovia Corporation for the quarter ended March 31, 1997, File No. 1-9021*).

10.7**        Form of Employment Agreement between Wachovia Corporation and Hugh M. Durden (Exhibit 10.12 to Report
              on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.8**        Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr.  (Exhibit 10.13 to Report on
              Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021*)

10.9**        Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit
              10.18 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31,
              1987, File No. 1-9021*).

10.10**       Amendment to Executive Retirement Agreement described in Exhibit 10.9 hereto (Exhibit 10.17 to
              Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991,
              File No. 1-9021*).

10.11**       Amendment to Executive Retirement Agreement described in Exhibit 10.9 hereto (Exhibit 10.3 to
              Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993,
              File No. 1-9021*).

10.12**       Amendment to Executive Retirement Agreement described in Exhibit 10.9 hereto (Exhibit 10.4 to Quarterly
              Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993,
              File No. 1-9021*).

10.13**       Form of Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr.,
              G. Joseph Prendergast, Walter E. Leonard, Jr., and Hugh M. Durden, dated as of January 27, 1995
              (Exhibit 10.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June
              30, 1995, File No. 1-9021*).

10.14**       Executive Retirement Agreement between Wachovia Corporation and Mr. Robert S. McCoy, Jr. (Exhibit 10.2
              to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995,
              File No. 1-9021*).

10.15**       Amendment to Executive Retirement Agreements described in Exhibits 10.13 and 10.14 hereto (Exhibit 10.21 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996,
              File No. 1-9021*).

10.16**       Senior Management and Director Stock Plan of Wachovia Corporation (Exhibit 10 to Quarterly Report on
              Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File No. 1-9021*).

10.17**       1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (Exhibit 10.17 to Report on Form 10-K of First Wachovia Corporation for fiscal year ended December 31, 1989, File No. 1-9021*).

10.18**       1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (Exhibit 10.24 to Report on Form 10-K of Wachovia Corporation for fiscal year ended
              December 31, 1996, File No. 1-9021*).

10.19**       Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1986,
              File No. 0-7042*).

10.20**       Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (Exhibit 19(b) to
              Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30,
              1987, File No. 0-7042*).

10.21**       Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).

10.22**       Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (Exhibit 10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

10.23**       Amended and Restated Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement No. 033-53325*).

10.24**       Wachovia Corporation Director Deferred Stock Unit Plan (Exhibit 10.37 to Report on Form 10-K of
              Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.25**       Wachovia Corporation Incentive Plan Deferral Arrangement (Exhibit 10.35 to Report on Form 10-K of
              Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.26**       Wachovia Corporation Executive Insurance Plan (Exhibit 10.36 to Report on Form 10-K of Wachovia Corporation
              for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.27**       Executive Long Term Disability Income Plan. (Exhibit 10.34 to Report on Form 10-K of Wachovia
              Corporation for the fiscal year ended December 31, 1997, File No. 1-9021*)

10.28         Form 11-K of the Retirement Savings and Profit Sharing Plan of Wachovia Corporation, to be filed as an amendment to Form 10-K for the year ended December 31, 1998.

11            Computation of Earnings Per Share (Note P on page 79 of the 1998 Annual Report Exhibit 13 hereto*).

12            Statement setting forth computation of ratio of earnings to fixed charges.

13            Wachovia Corporation 1998 Annual Report with the Report of Independent Auditors therein being manually signed in one copy by Ernst & Young LLP. (Except for those portions expressly incorporated by reference herein, this report is not "filed" as a part of this Report on Form 10-K.)

21            List of subsidiaries (Page 93 of the 1998 Annual Report (Exhibit 13 hereto)*)


23.1          Consent of Ernst & Young LLP.

23.2          Consent of KPMG LLP.

24            Power of Attorney

27            Financial Data Schedule (for SEC purposes only).

99.1          Opinion of KPMG LLP, Independent Accountants, on the financial statements of Central Fidelity
              National Bank and subsidiaries, a wholly-owned subsidiary of Wachovia Corporation.

99.2          Opinion of KPMG LLP, Independent Accountants, on the financial statements of Central Fidelity
              Banks, Inc. and subsidiaries.


*  Incorporated by reference.

** Management contract or compensatory plan or arrangement of the corporation required to be filed as an exhibit.