Form 10-Q
period 1999-03-31
WACHOVIA CORP/ NC
filed 1999-05-13
CIK 774203

1999 FORM 10-Q

                United States Securities and Exchange Commission
                              Washington, DC 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1999
                         Commission File Number 1-9021

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

As of March 31, 1999, Wachovia Corporation had 202,898,450 shares of common stock outstanding.

Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                      DOCUMENTS INCORPORATED BY REFERENCE

Financial information for the quarter ended March 31, 1999 is incorporated by reference to the Wachovia Corporation Financial Supplement (the "Financial Supplement") in Exhibit 19 as indicated in the table below. Except for parts of the Financial Supplement expressly incorporated herein by reference, the Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

                                     PART I
Item 1.   Financial Statements

The information required by this item is incorporated by reference to the tables titled "Selected Period-End Data" and "Common Stock Data--Per Share" on page 1 of the Financial Supplement and to the following consolidated financial statements on pages 26 through 29 of the Financial Supplement:

          Consolidated Statements of Condition
          Consolidated Statements of Income
          Consolidated Statements of Shareholders' Equity
          Consolidated Statements of Cash Flows

The above referenced financial statements do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the first quarter of 1999 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the information appearing under the heading "Forward-Looking Statements" on page 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 25 of the Financial Supplement.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to the information appearing under the subheading "Market Risk and Asset/Liability Management" on pages 13 through 15 of the Financial Supplement.

                                     PART II

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submissions of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Item 6    Exhibits and Reports on Form 8-K

(a)Exhibits

The exhibits listed on the accompanying Index to Exhibits, immediately following the signature page are filed as part of, or incorporated by reference into, this report.

(b)  Reports on Form 8-K

Reports on Form 8-K: A Current Report on Form 8-K dated January 14, 1999 was filed with the Securities and Exchange Commission to announce earnings for the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 13, 1999                             WACHOVIA CORPORATION


                                         By:  Robert S. McCoy, Jr.
                                              Vice Chairman
                                              Senior Executive Vice President
                                              and Chief Financial Officer

                                         And

                                         By:  Donald K. Truslow
                                              Senior Executive Vice President,
                                              Treasurer/Comptroller

PART II

Item 6.  Exhibits
-------  --------



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

4.7 Indenture dated July 15, 1998 between The Chase Manhattan Bank, as trustee, and Wachovia Corporation relating to subordinated debt securities (Exhibit 4 (b) to Form S-3 Registration Statement of Wachovia Corporation, File No. 333-59165*).

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

10.6 Form of Employment Agreement between Wachovia Corporation and L.M. Baker, Jr., Robert S. McCoy, Jr., G. Joseph Prendergast and Walter E. Leonard, Jr. (Exhibit 10 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1997, File No. 1-9021*).

10.7 Employment Agreement between Wachovia Corporation and Mickey W. Dry, dated as of January 24, 1997.

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

10.13 Form of Executive Retirement Agreements between Wachovia Corporation and Messrs. L.M. Baker, Jr., G. Joseph Prendergast, and Walter E. Leonard, Jr., dated as of January 27, 1995 (Exhibit 10.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

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

10.27 Executive Long Term Disability Income Plan. (Exhibit 10.34 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1997, File No. 1-9021*)

10.28 Executive Retirement Agreement between Wachovia Corporation and Mickey W. Dry, dated as of October 25, 1996.

11 Computation of Earnings Per Share (Table 4 on page 3 of the first quarter 1999 financial supplement*).

12 Statement setting forth computation of ratio of earnings to fixed charges.

19         Financial Supplement for the First Quarter 1999.

27         Financial Data Schedule (for SEC purposes only).



*  Incorporated by reference.