Form 10-Q
period 1999-06-30
WACHOVIA CORP/ NC
filed 1999-08-13
CIK 774203

1999 FORM 10-Q

                United States Securities and Exchange Commission
                              Washington, DC 20549
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                  For the Quarterly Period Ended June 30, 1999
                         Commission File Number 1-9021

                              WACHOVIA CORPORATION

                  Incorporated in the State of North Carolina

                 IRS Employer Identification Number 56-1473727
                             Address and Telephone:
    100 North Main Street, Winston-Salem, North Carolina, 27101, (336) 770-5000 191 Peachtree Street NE, Atlanta, Georgia, 30303, (404) 332-5000

As of June 30, 1999, Wachovia Corporation had 202,230,680 shares of common stock outstanding.

Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

Financial information for the quarter ended June 30, 1999 is incorporated by reference to the Wachovia Corporation Financial Supplement (the "Financial Supplement") in Exhibit 19 as indicated in the table below. Except for parts of the Financial Supplement expressly incorporated herein by reference, the Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

                                      PART I
Item 1.  Financial Statements

The information required by this item is incorporated by reference to the tables titled "Selected Period-End Data" and "Common Stock Data--Per Share" on page 1 of the Financial Supplement and to the following consolidated financial statements on pages 30 through 33 of the Financial Supplement:

         Consolidated Statements of Condition
         Consolidated Statements of Income
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows

The above referenced financial statements do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the second quarter of 1999 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the information appearing under the heading "Forward-Looking Statements" on page 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 29 of the Financial Supplement.

Item 3   Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to the information appearing under the subheading "Market Risk and Asset/Liability Management" on pages 16 through 19 of the Financial Supplement.

                                      PART II

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

The information required by this item is incorporated by reference to the information appearing under the heading "Part II Other Information" on pages 34 through 35 of the Financial Supplement.

Item 5.  Other Information

None

Item 6   Exhibits and Reports on Form 8-K

(a)Exhibits

The exhibits listed on the accompanying Index to Exhibits, immediately following the signature page are filed as part of, or incorporated by reference into, this report.

(b) Reports on Form 8-K

Reports on Form 8-K: A Current Report on Form 8-K dated May 13, 1999 was filed with the Securities and Exchange Commission announcing an Agreement and Plan of Merger by and between Wachovia Corporation and OFFITBANK Holdings, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 12, 1999                       WACHOVIA CORPORATION


                                      By:    Robert S. McCoy, Jr.
                                             Vice Chairman
                                             Senior Executive Vice President
                                             Chief Financial Officer

                                      And

                                      By:    Donald K. Truslow
                                             Senior Executive Vice President
                                             Treasurer/Comptroller

PART II

Item 6.  Exhibits



2.1 Agreement and Plan of Merger, dated as of October 27, 1998 by and between Wachovia Corporation and Interstate/Johnson Lane, Inc. (Exhibit 2.1 to Form S-4 Registration Statement of Wachovia Corporation, dated December 14, 1998, File No. 333-68823*).

2.2 Agreement and plan of merger, dated as of May 13, 1999 by and between Wachovia Corporation and Offitbank Holdings, Inc. (Exhibit
              2.1 to Form S-4 Registration Statement of Wachovia Corporation, dated June 24, 1999, File No. 333-81627*)

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

4.7 Indenture dated July 15, 1998 between The Chase Manhattan Bank, as trustee, and Wachovia Corporation relating to subordinated debt securities (Exhibit 4 (b) to Form S-3 Registration Statement of Wachovia Corporation, File No. 333-79183*).

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

10.4 Senior Management Incentive Plan of Wachovia Corporation as amended through January 1, 1999.

10.5 Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.6          Form of Employment Agreement between Wachovia Corporation and L.M.
              Baker, Jr., G. Joseph Prendergast and Walter E. Leonard, Jr. (Exhibit 10 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 1997, File No. 1-9021*).

10.7          Employment Agreement between Wachovia Corporation and Robert S.
              McCoy, Jr., dated July 24, 1998.

10.8 Form of Amendment dated April 23, 1999 to Employment Agreements between Wachovia Corporation and L. M. Baker, Jr., Walter E. Leonard, Jr., Robert S. McCoy, Jr., and G. Joseph Prendergast described in exhibit 10.6 and 10.7 hereto.

10.9          Employment Agreement between Wachovia Corporation and Mickey W.
              Dry, dated as of April 23, 1999.

10.10 Form of Employment Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, Dry, Leonard, McCoy and Prendergast).

10.11         Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr.
              (Exhibit 10.13 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021*)

10.12 Executive Retirement Agreement between Wachovia Corporation and Mr. John G. Medlin, Jr. (Exhibit 10.18 to Report on Form 10-K of First Wachovia Corporation for the fiscal year ended December 31, 1987, File No. 1-9021*).

10.13         Amendment to Executive Retirement Agreement described in Exhibit
              10.12 hereto (Exhibit 10.17 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1991, File No. 1-9021*).

10.14         Amendment to Executive Retirement Agreement described in Exhibit
              10.12 hereto (Exhibit 10.3 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).

10.15         Amendment to Executive Retirement Agreement described in Exhibit
              10.12 hereto (Exhibit 10.4 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021*).

10.16 Form of Executive Retirement Agreement between Wachovia Corporation and L.M. Baker, Jr., dated as of January 27, 1995 (Exhibit 10.1 to Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021*).

10.17 Form of Executive Retirement Agreement between Wachovia Corporation and G. Joseph Prendergast and Walter E. Leonard, Jr., dated October 25, 1996.

10.18 Senior Executive Retirement Agreement between Wachovia Corporation and Mr. Robert S. McCoy, Jr., dated July 24, 1998.

10.19 Form of Amendment dated April 23, 1999 to Senior Executive Retirement Agreements between Wachovia Corporation and L. M. Baker, Jr., Walter E. Leonard, Jr., Robert S. McCoy, Jr., and G. Joseph Prendergast described in exhibits 10.16, 10.17 and 10.18 hereto.

10.20 Senior Executive Retirement Agreement between Wachovia Corporation and Mickey W. Dry, dated as of April 23, 1999.

10.21 Form of Senior Executive Retirement Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, Dry, Leonard, McCoy and Prendergast).

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

10.24 1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.22 hereto (Exhibit 10.24 to Report on Form 10-K of Wachovia Corporation for fiscal year ended December 31, 1996, File No. 1-9021*).

10.25 Deferred Compensation Plan dated as of January 19, 1987, as amended (Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1986, File No. 0-7042*).

10.26 Amendment to Deferred Compensation Plan described in Exhibit 10.25 hereto (Exhibit 19(b) to Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042*).

10.27 Amendment to Deferred Compensation Plan described in Exhibit 10.25 hereto (Exhibit 10(d) to Report on Form 10-K of South Carolina National Corporation for the fiscal year ended December 31, 1988, File No. 0-7042*).

10.28 Amendment to Deferred Compensation Plan described in Exhibit 10.25 hereto (Exhibit 10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1993, File No. 1-9021*).

10.29 Amended and Restated Wachovia Corporation Stock Plan (Exhibit 4.1 to S-8 Registration Statement File No. 033-53325*).

10.30         Wachovia Corporation Director Deferred Stock Unit Plan (Exhibit
              10.37 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1996, File No. 1-9021*).

10.31         Wachovia Corporation Incentive Plan Deferral Arrangement (Exhibit
              10.35 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.32 Wachovia Corporation Executive Insurance Plan (Exhibit 10.36 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1995, File No. 1-9021*).

10.33 Executive Long Term Disability Income Plan. (Exhibit 10.34 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1997, File No. 1-9021*)

11 Computation of Earnings Per Share (Table 4 on page 3 of the second quarter 1999 financial supplement*).

12 Statement setting forth computation of ratio of earnings to fixed charges.

19            Financial Supplement for the Second Quarter 1999.

27            Financial Data Schedule (for SEC purposes only).



*  Incorporated by reference.