Form 10-Q
period 1999-09-30
WACHOVIA CORP/ NC
filed 1999-11-12
CIK 774203

1999 FORM 10-Q
                United States Securities and Exchange Commission
                              Washington, DC 20549
  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
               For the Quarterly Period Ended September 30, 1999
                         Commission File Number 1-9021

                              WACHOVIA CORPORATION

                  Incorporated in the State of North Carolina

                 IRS Employer Identification Number 56-1473727
                             Address and Telephone:
   100 North Main Street, Winston-Salem, North Carolina, 27101, (336) 770-5000
        191 Peachtree Street NE, Atlanta, Georgia, 30303, (404) 332-5000

As of September 30, 1999, Wachovia Corporation had 202,742,870 shares of common stock outstanding.

Wachovia Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

DOCUMENTS INCORPORATED BY REFERENCE

Financial information for the quarter ended September 30, 1999 is incorporated by reference to the Wachovia Corporation Financial Supplement (the "Financial Supplement") in Exhibit 19 as indicated in the table below. Except for parts of the Financial Supplement expressly incorporated herein by reference, the Financial Supplement is not to be deemed filed with the Securities and Exchange Commission.

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

The above referenced financial statements do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the profit and loss information presented in the interim financial statements reflects all adjustments necessary to present fairly the results of operations for the periods presented. Adjustments reflected in the third quarter of 1999 figures are of a normal, recurring nature. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to the information appearing under the subheading "Market Risk and Asset/Liability Management" on pages 16 through 18 of the Financial Supplement.

                                     PART II

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submissions of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6      Exhibits and Reports on Form 8-K

(a)  Exhibits

The exhibits listed on the accompanying Index to Exhibits, immediately following the signature page are filed as part of, or incorporated by reference into, this report.

(b)  Reports on Form 8-K

Reports on Form 8-K:   None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


November 10, 1999                      WACHOVIA CORPORATION


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

4.7 Indenture dated as of July 15, 1998 between Wachovia Corporation and The Chase Manhattan Bank, as trustee, relating to subordinated debt securities (Exhibit 4 (b) to Form S-3 Registration Statement of Wachovia Corporation, File No. 333-59165*).

4.8 Indenture dated as of August 15, 1996 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee, relating to senior debt securities (Exhibit 4(a) of Post-Effective Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation, File No. 33-6280*).

4.9 Indenture between Wachovia Corporation, Wachovia Capital Trust II and First National Bank of Chicago, as Trustee, relating to Floating Rate Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). (Exhibit 4(c) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365*).

4.10 Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities (Exhibit 4(b)(iv) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365*).

4.11 Preferred Securities Guarantee Agreement of Wachovia Corporation (Exhibit 4 (g) of Amendment No. 1 to Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365*).

4.12 Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as Trustee, relating to $150,000,000 principal amount of subordinated debt securities (Exhibit 4.1 to Form 8-K of Central Fidelity Banks, Inc., dated November 18, 1992, File No. 0-8829*).

4.13 Indenture between Central Fidelity Banks, Inc., Central Fidelity Capital Trust I and The Bank of New York, as Trustee, relating to $100,000,000 Floating Rate Junior Subordinated Debentures (Exhibit 4.1 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917*).

4.14 Amended and Restated Declaration of Trust of Central Fidelity Capital Trust I (Exhibit 4.4 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917*).

4.15 Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (Exhibit 4.6 to Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated as of April 23, 1997, File No. 333-28917*).

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

10.4 Senior Management Incentive Plan of Wachovia Corporation as amended through January 1, 1999 (Exhibit 10.4 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*).

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

10.7 Employment Agreement between Wachovia Corporation and Robert S. McCoy, Jr., dated July 24, 1998 (Exhibit 10.7 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*) .

10.8 Form of Amendment dated April 23, 1999 to Employment Agreements between Wachovia Corporation and Messrs. L. M. Baker, Jr., Walter E. Leonard, Jr., Robert S. McCoy, Jr., and G.

         Joseph Prendergast described in exhibit 10.6 and 10.7 hereto (Exhibit
         10.8 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*) .

10.9 Employment Agreement between Wachovia Corporation and Mickey W. Dry, dated as of April 23, 1999 (Exhibit 10.9 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*).

10.10 Form of Employment Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, Dry, Leonard, McCoy and Prendergast) (Exhibit 10.10 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*) .

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

10.17 Form of Executive Retirement Agreement between Wachovia Corporation and Messrs. G. Joseph Prendergast and Walter E. Leonard, Jr., dated October 25, 1996 (Exhibit 10.17 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*).

10.18 Senior Executive Retirement Agreement dated July 24, 1998 between Wachovia Corporation and Mr. Robert S. McCoy, Jr. (Exhibit 10.18 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*).

10.19 Form of Amendment dated April 23, 1999 to Senior Executive Retirement Agreements between Wachovia Corporation and Messrs. L. M. Baker, Jr., Walter E. Leonard, Jr., Robert S. McCoy, Jr., and G. Joseph Prendergast described in exhibits 10.16, 10.17 and 10.18 hereto (Exhibit 10.19 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*).

10.20 Senior Executive Retirement Agreement between Wachovia Corporation and Mickey W. Dry, dated as of April 23, 1999 (Exhibit 10.20 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*).

10.21 Form of Senior Executive Retirement Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, Dry, Leonard, McCoy and Prendergast) (Exhibit 10.21 to Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021*).

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

10.33 Executive Long Term Disability Income Plan. (Exhibit 10.34 to Report on Form 10-K of Wachovia Corporation for the fiscal year ended December 31, 1997, File No. 1-9021*)

11 "Computation of Earnings Per Common Share" (Table 4 on page 3 of the third quarter 1999 financial supplement*).

12 Statement setting forth computation of ratio of earnings to fixed charges.

19       Financial Supplement for the Third Quarter 1999.

27       Financial Data Schedule (for SEC purposes only).

*  Incorporated by reference.