Form 10-K
period 1999-12-31
WACHOVIA CORP/ NC
filed 2000-03-28
CIK 774203

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 1-9021


                              WACHOVIA CORPORATION

Incorporated in the State of North Carolina                        IRS Employer Identification Number  56-1473727

       100 North Main Street                                            191 Peachtree Street NE
       Winston-Salem, North Carolina  27101                             Atlanta, Georgia  30303
       Telephone:   (336) 770-5000                                      Telephone:  (404) 332-5000

           Securities registered pursuant to Section 12(b) of the Act:

            Common Stock-$5.00 par value, which is registered on the
                            New York Stock Exchange.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 22, 2000, the aggregate market value of Wachovia Corporation common stock held by nonaffiliates was approximately $11.493 billion and the number of shares held by nonaffiliates was 202,517,645.

As of February 22, 2000, Wachovia Corporation had issued and outstanding 202,881,638 shares of the 1,000,000,000 authorized shares of its $5.00 par value common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the Annual Report to Shareholders for the year ended December 31, 1999 referred to in Parts I, II and IV of this Form 10-K are incorporated by reference therein. The portions of the Proxy Statement for Wachovia Corporation's Annual Meeting of Shareholders to be held on April 28, 2000 referred to in Part III of this Form 10-K are incorporated by reference therein. Except for parts of the Wachovia Corporation 1999 Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Securities and Exchange Commission.

                                     PART I


ITEM 1 - BUSINESS:

Incorporated herein by reference is the information appearing under the headings "Wachovia Corporation" and "Forward-Looking Statements" on page 3 of the Corporation's 1999 Annual Report to Shareholders and the section entitled "Business Segments" on pages 31 through 37.


SUPERVISION AND REGULATION

GENERAL

The Corporation and its bank subsidiaries are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of customers and depositors. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans. Similarly, the Corporation's subsidiaries engaged in investment advisory and other securities related activities are subject to various U.S. federal and state laws and regulations that are intended to benefit clients of investment advisors and shareholders in mutual funds. In addition, the Corporation and its subsidiaries are subject to general U.S. federal laws and regulations and to the laws and regulations of the states or countries in which they conduct their businesses. Described below are the material elements of selected laws and regulations applicable to the Corporation and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

FINANCIAL MODERNIZATION LEGISLATION:  THE GRAMM-LEACH BLILEY ACT

On November 12, 1999, the President signed the Gramm-Leach-Bliley Act (GLB Act) into law. Effective as of March 11, 2000, the GLB Act:

o allows bank holding companies meeting management, capital and Community Reinvestment Act (CRA) standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

o    allows insurers and other financial services companies to acquire banks;

o removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

For a bank holding company to engage in the broader range of activities that are permitted by the GLB Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Board of Governors of the Federal Reserve System (Federal Reserve Board or FRB) that it elects to be a "financial holding company." In addition, to commence any new activity permitted by the GLB Act and to acquire any company engaged in any new activities permitted by the GLB Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the CRA. Effective March 13, 2000, the Corporation became a financial holding company.

The GLB Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Corporation, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

REGULATED ENTITIES OF THE CORPORATION

FINANCIAL HOLDING COMPANY. As a financial holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended by the GLB Act (BHC Act), and is subject to the supervision of the Federal Reserve Board. The Corporation also is a savings and loan holding company registered under the Home Owners' Loan Act of 1933, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, and is subject to the supervision of the Office of Thrift Supervision (OTS).

In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the GLB Act amendments, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity [as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency
(OCC)] or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

BANK SUBSIDIARIES. As federally insured national banks, Wachovia Bank, National Association (WBNA) and The First National Bank of Atlanta (FNBA) are subject to supervision and examination by the OCC and the Federal Deposit Insurance Corporation (FDIC). Atlantic Savings Bank F.S.B. (Atlantic) is a federally insured savings bank and is subject to supervision and examination by the FDIC and the OTS. OFFITBANK is a trust company chartered under New York Banking Law and is subject to supervision and examination by the New York State Banking Department.

NONBANK SUBSIDIARIES. The Corporation's nonbank subsidiaries engaged in securities-related activities are regulated by the Securities and Exchange Commission (SEC). Wachovia Securities, Inc. and CapTrust Financial Advisors, LLC. conduct brokerage operations and engage in securities activities. Both subsidiaries act as broker-dealers for the sale of shares of mutual funds, including the Wachovia Funds family of mutual funds. Mecklenburg Securities, Inc. acts as a limited broker-dealer in variable life insurance and variable annuity products. Wachovia Securities, Inc., CapTrust Financial Advisors, LLC and Mecklenburg Securities, Inc. are registered broker-dealers and members of the National Association of Securities Dealers, Inc., a securities industry self-regulatory organization. During 1999, Wachovia Investments, Inc. also acted as a broker-dealer by engaging in brokerage operations and in securities activities. On February 11, 2000, Wachovia Investments, Inc. was merged into Wachovia Securities, Inc.

INVESTMENT ADVISORS AND INVESTMENT COMPANIES. Certain of the Corporation's subsidiaries are registered investment advisors under the Investment Advisors Act of 1940 and, as such, are supervised by the SEC. They also are subject to various U.S. federal and state laws and regulations and to the laws of any other countries in which they conduct business. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business due to failure to comply with such laws and regulations. The possible sanctions that may be imposed for violations of these laws and regulations include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment advisor, censures and fines. Each investment company (as defined in the Investment Company Act of 1940) which is advised by a subsidiary of the Corporation, including the Wachovia Funds and OFFITBANK families of mutual funds, is registered with the SEC.

MSRB AND CFTC. Certain of the Corporation's public finance activities are regulated by the Municipal Securities Rulemaking Board. Wachovia Securities, Inc. and certain of the Corporation's other subsidiaries are registered with the Commodity Futures Trading Commission (CFTC) and are subject to CFTC regulation.

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

The Corporation is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations on the extent to which the Corporation's subsidiaries, including its bank and savings and loan subsidiaries, can finance or otherwise supply funds to the Corporation.

The principal source of the Corporation's cash revenues is dividends from its subsidiaries, and there are certain legal restrictions under federal and state law on the payment of dividends by such subsidiaries. The amount of dividends that may be paid by WBNA and FNBA without regulatory approval is limited to the lesser of (i) its net profits for the current year combined with its retained net profits for the preceding two calendar years or (ii) its cumulative undivided profits. The relevant regulatory agencies also have authority to prohibit a bank holding company, which would include the Corporation, or a national banking association from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute an unsafe or unsound practice. Under applicable law, as a savings bank, Atlantic must give the OTS 30 days prior notice of any proposed payment of dividends.

WBNA and FNBA and their respective subsidiaries are subject to limitations under
Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, the corporation and its other subsidiaries. Furthermore, loans and extensions of credit also are subject to various collateral requirements.

CAPITAL ADEQUACY

The federal bank regulatory agencies have adopted minimum risk-based and leverage capital guidelines for U.S. banking organizations. The minimum required risk-based capital ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%, of which 4% must consist of Tier I capital. The minimum required leverage capital ratio (Tier I capital to average total assets) is 3% for banking organizations that meet certain specified criteria, including that they have the highest regulatory rating.

Failure to meet capital guidelines can subject a banking organization to a variety of enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC, and under certain conditions the appointment of a receiver or conservator.

Federal banking statutes establish five capital categories for depository institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") and impose significant restrictions on the operations of an institution that is not at least adequately capitalized. Under certain circumstances, an institution may be downgraded to a category lower than that warranted by its capital levels and subjected to the supervisory restrictions applicable to institutions in the lower capital category. A depository institution is generally prohibited from making capital distributions (including paying dividends) or paying management fees to a holding company if the institution would thereafter be under capitalized. Adequately capitalized institutions may accept brokered deposits only with a waiver from the FDIC, while undercapitalized institutions may not accept, renew or rollover brokered deposits.

An undercapitalized depository institution also is subject to restrictions in a number of areas, including asset growth, acquisitions, branching, new lines of business and borrowing from the Federal Reserve System. In addition, an undercapitalized depository institution is required to submit a capital restoration plan. A depository institution's holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount needed to restore the capital of the institution to the levels required for the institution to be classified as adequately capitalized at the time the institution fails to comply with the plan and any such guarantee would be entitled to a priority of payment in bankruptcy. A depository institution is treated as if it is significantly undercapitalized if it fails to submit a capital plan that (i) is based on realistic assumptions and (ii) is likely to succeed in restoring the depository institution's capital.

Significantly undercapitalized depository institutions may be subject to a number of additional significant requirements and restrictions, including requirements to sell sufficient voting stock to become adequately capitalized, to replace or improve management, to reduce total assets, to cease acceptance of correspondent bank deposits, to restrict senior executive compensation and to limit transactions with affiliates. Critically undercapitalized depository institutions are further subject to restrictions on paying principal or interest on subordinated debt, making investments, expanding, acquiring or selling assets, extending credit for highly leveraged transactions, paying excessive compensation, amending their charters or bylaws and making any material changes in accounting methods. In general, a receiver or conservator must be appointed for a depository institution within 90 days after the institution is deemed to be critically undercapitalized.

SUPPORT OF SUBSIDIARY BANKS

Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to, and to commit resources to support its banking subsidiaries. This support may be required at times when, absent such FRB policy, the Corporation may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority in payment.

A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly controlled FDIC insured depository institution or any assistance provided by the FDIC to any commonly controlled FDIC insured depository institution "in danger of default." Default is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Liability for the losses of commonly controlled depository institutions can lead to the failure of some or all depository institutions in a holding company structure, if the remaining institutions are unable to pay the liability assessed by the FDIC. Any obligation or liability owed by a subsidiary bank to its parent company is subordinate to the subsidiary bank's cross-guarantee liability for losses of commonly controlled depository institutions.

FDIC INSURANCE ASSESSMENTS

All of the deposits of the Corporation's bank and thrift subsidiaries are subject to FDIC deposit insurance assessments. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and to impose special additional assessments. The FDIC applies a risk-based assessment system that places each financial institution into one of nine risk categories, based on capital levels and supervisory criteria and an evaluation of the bank's risk to the BIF or SAIF, as applicable. The current FDIC premium schedule for the SAIF and the BIF ranges from 0% to 0.27%.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Corporation or its bank subsidiaries fail to adequately serve the community, there are penalties which might be imposed, including denials to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions.

LEGISLATIVE INITIATIVES

Various legislative initiatives are from time to time introduced in Congress. The Corporation cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.


ITEM 2 - PROPERTIES

The principal offices of the Corporation and its subsidiaries are located at 100 North Main Street, Winston-Salem, North Carolina, where the Corporation owns and occupies approximately 545,000 square feet of office space. Offices are also maintained at 191 Peachtree Street, N.E., Atlanta, Georgia, under a 382,000 square foot office space lease expiring in 2008.

Incorporated herein by reference is the table captioned "Selected Year-End Data" on page 3 of the Corporation's 1999 Annual Report to Shareholders which lists the number of banking offices. The Corporation's banking subsidiaries own in fee 453 offices, while the others are leased or are located on leased land. The approximate lease terms range from one to fifty years on these properties. In addition, the Corporation's banking subsidiaries own in fee or lease a number of multistory office buildings which house supporting services. Other subsidiaries of the Corporation maintain leased office space in cities in which they conduct their respective operations.


ITEM 3 - LEGAL PROCEEDINGS

There are no legal proceedings against the Corporation or any of its subsidiaries that would have a material adverse effect upon the Corporation or its consolidated financial condition.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the information on pages 100 and 101 of the Corporation's 1999 Annual Report to Shareholders under the heading "Stock Data."


ITEM 6 - SELECTED FINANCIAL DATA

Incorporated herein by reference is the information in the table captioned "Financial Summary" on page 29 of the Corporation's 1999 Annual Report to Shareholders.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 71 of the Corporation's 1999 Annual Report to Shareholders, except for the information in the table captioned "Financial Summary" on page 29 of the Corporation's 1999 Annual Report to Shareholders.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated herein by reference is the information appearing under the sections captioned "Market Risk and Asset/Liability Management," "Trading Market Risk" and "Nontrading Market Risk" on pages 46 through 49 of the Corporation's 1999 Annual Report to Shareholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is the information appearing under the headings "Report of Independent Auditors," "Consolidated Statements of Condition," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 72 through 93 of the Corporation's 1999 Annual Report to Shareholders.

Incorporated by reference is the information in the table captioned "Financial Summary" on page 62 of the Corporation's 1999 Annual Report to Shareholders.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Corporation's directors is incorporated by reference in the sections entitled "Election of Directors" on pages 2 through 7 of the Corporation's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

The names, ages and positions of the executive officers of the Corporation as of January 31, 2000 are shown below along with their business experience during the past five years and the year of their employment with the Corporation and subsidiaries. Officers are elected annually by the Board of Directors and hold office for one year or until their successors are chosen and qualified. There are no family relationships between any of them, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

NAME, AGE                           BUSINESS EXPERIENCE DURING PAST
AND POSITION                        FIVE YEARS AND YEAR EMPLOYED
------------                        ----------------------------

L. M. Baker, Jr., 57                Chairman of the Board of Wachovia Bank, N.A. since April 1998; Chief Executive Officer of
Chairman of the Board               Wachovia Bank, N.A. since June 1997; President of Wachovia Corporation, February 1993 - April
since April 1998; Director          1999; President of Wachovia Bank, N.A., June 1997 - April 1999; Chief Operating Officer of
since 1993 and  Chief               Wachovia Corporation, February-December 1993; Executive Vice President of Wachovia Corporation
Executive Officer since             until January 1993; President and Chief Executive Officer of Wachovia Corporation of North
January 1994                        Carolina, January 1990 - March 1993.  President and Chief Executive Officer of Wachovia Bank of
                                    North Carolina, N.A., January 1990 - May 1993.  Employed in 1969.

Jean E. Davis, 45                   President of Wachovia Operational Services Corporation since December 1999; Senior Executive
Senior Executive Vice               Vice President of Wachovia Bank, N.A. since April 1999; Executive Vice President of Wachovia
President since April 1999          Corporation, January 1998 - April 1999; Executive Vice President of Wachovia Bank, N.A., April
                                    1998 - April 1999; Regional Vice President of Wachovia Bank, N.A., 1996 - 1998. Employed in
                                    1985.

Mickey W. Dry, 60                   Executive Vice President of Wachovia Corporation, November 1989 - October 1997; Senior
Senior Executive Vice               Executive Vice President of Wachovia Bank, N.A. since July 1997; Executive Vice President of
President since October 1997        Wachovia Bank of North Carolina, N.A., October 1989 - July 1997.  Employed in 1961.
and Chief Credit Officer since
November 1989

Stanhope A. Kelly, 42               Senior Executive Vice President of Wachovia Bank, N.A. since April 1999; Executive Vice
Senior Executive Vice               President of Wachovia Corporation, October 1997 - April 1999; Executive Vice President of
President since April 1999          Wachovia Bank, N.A., October 1997 - April 1999; Senior Vice President of Wachovia Corporation,
                                    1996 - 1997; Regional Vice President of Wachovia Bank of North Carolina, N.A., 1994 - 1996.
                                    Employed in 1980.

Robert S. Kniejski, 44              Executive in charge of Wachovia Corporation's Asset and Wealth Management Division since 1999;
Executive Vice President            Division Executive of Personal Financial Services 1995 - 1999; Senior Vice President of
since October 1997                  Wachovia Corporation, 1996 - 1997; Senior Vice President/Group Executive of Wachovia
                                    Investments, Inc., 1993 - 1995; Executive Vice President of Wachovia Bank, N.A. since October
                                    1997; Senior Vice President/Group Executive of Wachovia Bank, N.A., 1991 - 1997.  Employed in
                                    1987.

Walter E. Leonard, Jr., 54          Senior Executive Vice President of Wachovia Corporation, October 1997 - April 1999; Executive
Vice Chairman since April           Vice President of Wachovia Corporation, October 1988 - October 1997; Senior Executive Vice
1999, Retired effective             President of Wachovia Bank, N.A. July 1997 - April 1999; Executive Vice President of Wachovia
February 1, 2000                    Bank of Georgia, N.A. until June 1997; President of Wachovia Operational Services Corporation
                                    1988 - December 1999.  Employed in 1965.

Kenneth W. McAllister, 51           Executive Vice President of Wachovia Corporation, January 1994 - October 1997.  Employed in
Senior Executive Vice               1988.
President since October 1997
and General Counsel since 1988

NAME, AGE                           BUSINESS EXPERIENCE DURING PAST
AND POSITION                        FIVE YEARS AND YEAR EMPLOYED
------------                        ----------------------------

Robert S. McCoy, Jr., 61            Vice Chairman of Wachovia Bank, N.A. since April 1999; Senior Executive Vice President of
Vice Chairman since April           Wachovia Corporation, October 1997 - April 1999; Senior Executive Vice President of Wachovia
1999 and Chief Financial            Bank, N.A. July 1997 - April 1999; Executive Vice President of Wachovia Corporation, January
Officer since September 1992        1992 - October 1997; Executive Vice President of Wachovia Bank of North Carolina, N.A., 1992 -
                                    1997; Chief Financial Officer of Wachovia Bank of North Carolina, N.A. since 1992. Employed in
                                    1984.

John C. McLean, Jr., 51             Senior Executive Vice President of Wachovia Bank, N.A. since April 1999; Executive in charge of
Senior Executive Vice               Wachovia Corporation's Corporate Financial Services Division since January 1999; Executive Vice
President since April 1999          President of Wachovia Corporation, October 1997 - April 1999; Executive Vice President of
                                    Wachovia Bank, N.A., October 1997 - April 1999; Senior Vice President of Wachovia Corporation,
                                    1993 - 1997; Division Executive for Consumer Credit and Emerging Businesses, 1996-1997;
                                    Comptroller of Wachovia Corporation, 1993 - 1996. Employed in 1975.

G. Joseph Prendergast, 54           President and Chief Operating Officer of Wachovia Bank, N.A. since April 1999; Senior Executive
President and Chief                 Vice President of Wachovia Corporation, October 1997 - April 1999; Executive Vice President of
Operating Officer since April       Wachovia Corporation, October 1988 - October 1997; Senior Executive Vice President of Wachovia
1999                                Bank, N.A. July 1997 - April 1999; Chairman of Wachovia Bank of Georgia, N.A., January 1994 -
                                    June 1997; Chairman of Wachovia Bank of South Carolina, N.A., July 1995 - June 1997; President
                                    and Chief Executive Officer of Wachovia Bank of Georgia, N.A., January 1993 - January 1995;
                                    President and Chief Executive Officer of Wachovia Corporate Services, Inc. until July 1994.
                                    Employed in 1973.

Donald K. Truslow, 41               Senior Executive Vice President of Wachovia Bank, N.A. since April 1999; Executive Vice
Senior Executive Vice               President of Wachovia Corporation, October 1997 - April 1999; Senior Vice President of Wachovia
President since April 1999,         Corporation, April 1996 - October 1997; Executive Vice President, Wachovia Corporate Services,
Treasurer since January 1998        September 1995 - April 1996; Executive Vice President and Chief Credit Officer, Wachovia Bank
and Comptroller since June          of South Carolina, N.A., January 1992 - September 1995. Employed in 1980.
1996

Beverly B. Wells, 49                Executive in charge of Retail Financial Services Division since April 1999; Executive Vice
Executive Vice President            President of Wachovia Bank, N.A. since October 1997; Senior Vice President of Wachovia
since October 1997                  Corporation January 1995 - October 1997; President of Wachovia Bank Card Services, 1994 - 1997;
                                    Manager of Wachovia Treasury Services, 1993 - 1994; Employed in 1976.

During the past five years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to an evaluation of the ability or integrity of any of Wachovia's executive officers, directors, or any persons nominated to become directors.


ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Compensation," "Stock Options and Stock Appreciation Rights" and "Other Executive Compensation Plans and Arrangements" on pages 14 through 19 of the Corporation's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders. Information regarding compensation arrangements for the Corporation's Directors is incorporated by reference to the section entitled "Additional Information Concerning the Board of Directors" on pages 8 and 9 of the Corporation's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the sections entitled "Stock Ownership of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 10 and 11 of the Corporation's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Transactions Involving Directors and Executive Officers" on pages 19 and 20 of the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1. Financial Statements. The following Consolidated Financial Statements of Wachovia Corporation and subsidiaries and the Independent Auditors' Report are incorporated by reference on pages 72 through 93 of the Corporation's 1999 Annual Report to
            Shareholders:

                  Report of Independent Auditors.

                  Consolidated Statements of Condition at December 31, 1999 and
                      December 31, 1998.

                  Consolidated Statements of Income for the years ended December
                      31, 1999, December 31, 1998 and December 31, 1997.

                  Consolidated Statements Shareholders' Equity for the years ended December 31, 1999, December 31, 1998 and December 31, 1997.

                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 1999, December 31, 1998 and December 31,
                      1997.

                  Notes to Consolidated Financial Statements.

         2. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this report.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WACHOVIA CORPORATION

Date:  March 28, 2000
                               By:  /s/   L.M. BAKER, JR.
                                   ----------------------
                               L.M. Baker, Jr.
                               Chairman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


                 Signature                          Title                                                         Date
                 ---------                          -----                                                         ----

/s/     L.M. BAKER, JR.                            Chairman of the Board, Chief Executive Officer             March 28, 2000
--------------------------------------------          and Director (Principal Executive Officer)
L.M. Baker, Jr.

/s/     ROBERT S. MCCOY, JR.                       Vice Chairman and Chief Financial Officer                  March 28, 2000
--------------------------------------------             (Principal Financial Officer)
Robert S. McCoy, Jr.

/s/     DONALD K. TRUSLOW                          Senior Executive Vice President, Comptroller and           March 28, 2000
--------------------------------------------           Treasurer (Principal Accounting Officer)
Donald K. Truslow

*/s/     JAMES S. BALLOUN                          Director                                                   March 28, 2000
--------------------------------------------
James S. Balloun

*/s/     PETER C. BROWNING                         Director                                                   March 28, 2000
--------------------------------------------
Peter C. Browning

*/s/     JOHN T. CASTEEN, III                      Director                                                   March 28, 2000
--------------------------------------------
John T. Casteen, III

*/s/     JOHN L. CLENDENIN                         Director                                                   March 28, 2000
--------------------------------------------
John L. Clendenin

*/s/     THOMAS K. HEARN, JR.                      Director                                                   March 28, 2000
--------------------------------------------
Thomas K. Hearn, Jr.

*/s/     GEORGE W. HENDERSON, III                  Director                                                   March 28, 2000
------------------------------------
George W. Henderson, III

*/s/     W. HAYNE HIPP                             Director                                                   March 28, 2000
--------------------------------------------
W. Hayne Hipp

*/s/     ROBERT A. INGRAM                          Director                                                   March 28, 2000
--------------------------------------------
Robert A. Ingram

*/s/     GEORGE R. LEWIS                           Director                                                   March 28, 2000
--------------------------------------------
George R. Lewis

*/s/     ELIZABETH VALK LONG                       Director                                                   March 28, 2000
--------------------------------------------
Elizabeth Valk Long

                 Signature                          Title                                                         Date
                 ---------                          -----                                                         ----

*/s/     JOHN G. MEDLIN, JR.                       Director                                                   March 28, 2000
--------------------------------------------
John G. Medlin, Jr.

*/s/     LLOYD U. NOLAND, III                      Director                                                   March 28, 2000
--------------------------------------------
Lloyd U. Noland, III

*/s/     MORRIS W. OFFIT                           Director                                                   March 28, 2000
--------------------------------------------
Morris W. Offit

*/s/     G. JOSEPH PRENDERGAST                     Director                                                   March 28, 2000
------------------------------------
G. Joseph Prendergast

*/s/     SHERWOOD H. SMITH, JR.                    Director                                                   March 28, 2000
------------------------------------
Sherwood H. Smith, Jr.

*/s/     JOHN C. WHITAKER, JR.                     Director                                                   March 28, 2000
--------------------------------------------
John C. Whitaker, Jr.

*By: /s/     WILLIAM M. WATSON, JR.                                                                           March 28, 2000
------------------------------------
William M. Watson, Jr., Attorney-in-Fact

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

3.1         Amended and Restated Articles of Incorporation of the registrant.
            (incorporated by reference to Exhibit 3.1 of Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021.)

3.2 Bylaws of the registrant as amended (incorporated by reference to Exhibit 3.2 of Form S-4 Registration Statement of Wachovia Corporation dated December 14, 1998, File No. 333-68823.)

4 Instruments defining the rights of security holders, including indentures - Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.

4.1 Articles IV, VII, IX, X and XI of the registrant's Amended and Restated Articles of Incorporation (included in Exhibit 3.1 hereto.)

4.2 Article 1, Section 1.8, and Article 6 of the registrant's Bylaws (included in Exhibit 3.2 hereto.)

4.3 Indenture dated as of May 15, 1986 between South Carolina National Corporation and Morgan Guaranty Trust Company of New York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures due in 2001 (incorporated by reference to Exhibit 28 of S-3 Registration Statement of South Carolina National Corporation, File No. 33-7710.)

4.4 First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation, Wachovia Corporation and Morgan Guaranty Trust Company of New York, Trustee, amending the Indenture described in Exhibit 4.3 hereto (incorporated by reference to Exhibit 4.10 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021.)

4.5 Indenture dated as of March 15, 1991 between South Carolina National Corporation and Bankers Trust Company, as Trustee, relating to certain unsecured subordinated securities (incorporated by reference to Exhibit 4(a) of Form S-3 Registration Statement of South Carolina National Corporation, File No. 33-39754.)

4.6 First Supplemental Indenture dated as of January 24, 1992 by and among South Carolina National Corporation, Wachovia Corporation and Bankers Trust Company, as Trustee, amending the Indenture described in Exhibit 4.5 hereto (incorporated by reference to Exhibit 4.12 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021.)

4.7 Indenture dated as of July 15, 1998 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4 (b) of Form S-3 Registration Statement of Wachovia Corporation, File No. 333-59165.)

4.8 Indenture dated as of August 15, 1996 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4(a) of Post-Effective Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation, File No. 33-6280.)

4.9 Indenture between Wachovia Corporation, Wachovia Capital Trust II and First National Bank of Chicago, as Trustee, relating to Floating-Rate Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures). (incorporated by reference to
            Exhibit 4(c) of Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365.)

4.10 Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities (incorporated by reference to Exhibit 4(b)(iv) of Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365.)

Exhibit
Number      Description
------      -----------

4.11 Preferred Securities Guarantee Agreement of Wachovia Corporation (incorporated by reference to Exhibit 4 (g) of Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365.)

4.12 Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as Trustee, relating to $150,000,000 principal amount of subordinated debt securities (incorporated by reference to Exhibit 4.1 of Form 8-K of Central Fidelity Banks, Inc., dated November 18, 1992, File No. 0-8829.)

4.13 Indenture between Central Fidelity Banks, Inc., Central Fidelity Capital Trust I and The Bank of New York, as Trustee, relating to $100,000,000 Floating-Rate Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917.)

4.14 Amended and Restated Declaration of Trust of Central Fidelity Capital Trust I (incorporated by reference to Exhibit 4.4 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917.)

4.15 Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (incorporated by reference to Exhibit 4.6 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated as of April 23, 1997, File No. 333-28917.)

10.1 Senior Management Incentive Plan of Wachovia Corporation as amended through January 1, 1999 (incorporated by reference to Exhibit 10.4 of Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021.)

10.2 Retirement Savings and Profit-Sharing Benefit Equalization Plan of Wachovia Corporation (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1995, File No. 1-9021.)

10.3 Employment Agreement between Wachovia Corporation and L. M. Baker, Jr. dated as of November 29, 1999.

10.4        Employment Agreement between Wachovia Corporation and Robert S.
            McCoy, Jr. dated as of October 22, 1999.

10.5 Employment Agreement between Wachovia Corporation and G. Joseph Prendergast dated as of October 22, 1999.

10.6 Employment Agreement between Wachovia Corporation and Mickey W. Dry dated as of October 22, 1999.

10.7        Employment Agreement between Wachovia Corporation and Walter E.
            Leonard, Jr. dated as of October 22, 1999.

10.8 Form of Employment Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Leonard.)

10.9        Employment Agreement between Wachovia Corporation and Morris W.
            Offit dated as of May 13, 1999 (incorporated by reference to Exhibit
            10.1 of Form S-4 Registration Statement of Wachovia Corporation dated June 25, 1999, File No. 1-9021.)

10.10 Senior Executive Retirement Agreement between Wachovia Corporation and L. M. Baker, Jr. dated as of November 29, 1999.

Exhibit
Number      Description
------      -----------

10.11 Senior Executive Retirement Agreement between Wachovia Corporation and Robert S. McCoy, Jr. dated as of October 22, 1999.

10.12 Senior Executive Retirement Agreement between Wachovia Corporation and G. Joseph Prendergast dated as of October 22, 1999.

10.13 Senior Executive Retirement Agreement between Wachovia Corporation and Mickey W. Dry dated as of October 22, 1999.

10.14 Senior Executive Retirement Agreement between Wachovia Corporation and Walter E. Leonard, Jr. dated as of October 22, 1999.

10.15 Form of Senior Executive Retirement Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Leonard.)

10.16 Senior Management and Director Stock Plan of Wachovia Corporation (incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File No. 1-9021.)

10.17 1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.17 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1989, File No. 1-9021.)

10.18 1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.24 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021.)

10.19 Deferred Compensation Plan dated as of January 19, 1987, as amended (Incorporated by reference to Exhibit 10(c) to Report on Form 10-K of South Carolina National Corporation for the year ended December 31, 1986, File No. 0-7042).

10.20 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 19(b) of Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042.)

10.21 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10(d) of Report on Form 10-K of South Carolina National Corporation for the year ended December 31, 1988, File No. 0-7042.)

10.22 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10.35 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1993, File No. 1-9021.)

10.23 Amended and Restated Wachovia Corporation Stock Plan (incorporated by reference to Exhibit 4.1 of Form S-8 Registration Statement File No. 033-53325.)

10.24 Wachovia Corporation Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.37 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021.)

Exhibit
Number      Description
------      -----------

10.25 Wachovia Corporation Executive Insurance Plan (incorporated by reference to Exhibit 10.36 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1995, File No. 1-9021.)

10.26 Executive Long-Term Disability Income Plan (incorporated by reference to Exhibit 10.34 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1997, File No. 1-9021.)

10.27 Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A. (incorporated by reference to Exhibit 10.1 of Report on Form 10-K of Wachovia Corporation for the year ended December 31,1992, File No. 1-9021.)

10.28       1983 Amendment to Deferred Compensation Plan described in Exhibit
            10.27 hereto (incorporated by reference to Exhibit 10.2 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1992, File No. 1-9021.)

10.29       1986 Amendment to Deferred Compensation Plan described in Exhibit
            10.27 hereto (incorporated by reference to Exhibit 10.9 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1986, File No. 1-9021.)

10.30 Agreement between Wachovia Corporation and John G. Medlin, Jr. (incorporated by reference to Exhibit 10.13 of Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021.)

10.31       Executive Retirement Agreement between Wachovia Corporation and John
            G. Medlin, Jr. (incorporated by reference to Exhibit 10.18 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1987, File No. 1-9021.)

10.32       Amendment to Executive Retirement Agreement described in Exhibit
            10.31 hereto (incorporated by reference to Exhibit 10.17 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021.)

10.33       Amendment to Executive Retirement Agreement described in Exhibit
            10.31 hereto (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021.)

10.34       Amendment to Executive Retirement Agreement described in Exhibit
            10.31 hereto (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30, 1993, File No. 1-9021.)

10.35 Wachovia Corporation Incentive Plan Deferral Arrangement (incorporated by reference to Exhibit 10.35 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1995, File No. 1-9021.)

10.36 Form 11-K of the Retirement Savings and Profit-Sharing Plan of Wachovia Corporation to be filed as an amendment to Form 10-K for the year ended December 31, 1999.

11 "Computation of Earnings Per Common Share" (incorporated by reference to Note P on page 91 of the Corporation's 1999 Annual Report to Shareholders.)

12 Statement setting forth computation of ratio of earnings to fixed charges.

13 Wachovia Corporation's 1999 Annual Report to Shareholders (except for those portions expressly incorporated by reference herein, this report is not "filed" as part of this Report on Form 10-K.)

                            EXHIBIT INDEX (concluded)

Exhibit
Number      Description
------      -----------

21          Subsidiaries of Wachovia Corporation.

23          Consent of Ernst & Young LLP.

24          Power of Attorney.

27          Financial Data Schedule (for SEC purposes only.)


Exhibits 10.3 through 10.35 are management contracts or compensatory plans or arrangements of the Corporation.