Form 10-Q
period 2000-03-31
WACHOVIA CORP/ NC
filed 2000-05-12
CIK 774203

FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000

                                      or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission File Number 1-9021







                             Wachovia Corporation




             North Carolina                      56-1473727
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)         Identification No.)

                          Address and Telephone Number:
         100 North Main Street                    191 Peachtree Street NE
    Winston-Salem, North Carolina 27101            Atlanta, Georgia 30303
             (336) 770-5000                            (404) 332-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of March 31, 2000, Wachovia Corporation had 202,456,311 shares of common stock outstanding.

                        PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements


                                                                                         Page No.
                                                                                         ---------
Consolidated Statements of Condition at March 31, 2000,
  December 31, 1999 and March 31, 1999 ..................................................   3
Consolidated Statements of Income for the three months
  ended March 31, 2000 and March 31, 1999 ...............................................   4
Consolidated Statements of Shareholders' Equity for the
  three months ended March 31, 2000 and March 31, 1999 ..................................   5
Consolidated Statements of Cash Flows for the three months
  ended March 31, 2000 and March 31, 1999 ...............................................   6

The unaudited consolidated financial statements referred to above do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the interim financial information includes all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations for the periods presented. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.

Consolidated Statements of Condition
--------------------------------------------------------------------------------
$ in thousands, except share data        Wachovia Corporation and Subsidiaries






                                                                                     March 31     December 31        March 31
                                                                                         2000            1999            1999
                                                                                  -----------     -----------     -----------
Assets
Cash and due from banks .........................................................   $ 3,167,792    $ 3,475,004      $3,110,130
Interest-bearing bank balances ..................................................       130,686        184,904         160,529
Federal funds sold and securities purchased under resale agreements .............       417,023        761,962         524,100
Trading account assets ..........................................................     1,239,924        870,304         809,416
Securities available-for-sale ...................................................     7,109,858      7,095,790       8,399,296
Securities held-to-maturity (fair value of $1,120,825, $1,061,150 and $1,422,225
 respectively) ..................................................................     1,114,184      1,048,724       1,373,453
Loans, net of unearned income ...................................................    51,125,316     49,621,225      46,393,132
Less allowance for loan losses ..................................................       595,655        554,810         548,302
                                                                                  -------------   ------------    ------------
  Net loans .....................................................................    50,529,661     49,066,415      45,844,830
Premises and equipment ..........................................................       942,114        953,832         962,609
Due from customers on acceptances ...............................................        87,555        111,684         310,818
Other assets ....................................................................     4,078,691      3,783,918       3,824,307
                                                                                  -------------   ------------    ------------
  Total assets ..................................................................  $68,817,488     $67,352,537    $65,319,488
                                                                                  =============   ============    ============
Liabilities
Deposits in domestic offices:
 Demand .........................................................................  $ 8,666,743     $ 8,730,673    $ 8,235,680
 Interest-bearing demand ........................................................    4,648,977       4,527,711      4,758,860
 Savings and money market savings ...............................................   13,673,221      13,760,479     13,161,018
 Savings certificates ...........................................................    9,237,751       8,701,074      8,764,668
 Large denomination certificates ................................................    3,900,896       3,154,754      3,602,130
                                                                                  -------------   ------------    ------------
  Total deposits in domestic offices ............................................   40,127,588      38,874,691     38,522,356
Interest-bearing deposits in foreign offices ....................................    3,588,190       2,911,727      1,765,789
                                                                                  -------------   ------------    ------------
  Total deposits ................................................................   43,715,778      41,786,418     40,288,145
Federal funds purchased and securities sold under repurchase agreements .........    4,994,119       5,372,493      6,268,563
Commercial paper ................................................................    1,593,952       1,658,988      1,433,130
Other short-term borrowed funds .................................................    1,493,962       3,071,493      2,046,994
Long-term debt ..................................................................    8,738,387       7,814,263      7,970,451
Acceptances outstanding .........................................................       87,555         111,684        310,818
Other liabilities ...............................................................    2,347,305       1,878,741      1,569,448
                                                                                  -------------   ------------    ------------
  Total liabilities .............................................................   62,971,058      61,694,080     59,887,549
Shareholders' Equity
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none outstanding .................................         ----            ----           ----
Common stock, par value $5 per share:
 Authorized 1,000,000,000 shares; issued and outstanding 202,456,311,
  201,812,295 and 202,898,450 shares, respectively ..............................    1,012,282       1,009,061      1,014,492
Capital surplus .................................................................      682,068         598,149        675,686
Retained earnings ...............................................................    4,240,206       4,125,524      3,681,119
Accumulated other comprehensive (loss) income ...................................      (88,126)        (74,277)        60,642
                                                                                  -------------   ------------    ------------
  Total shareholders' equity ....................................................    5,846,430       5,658,457      5,431,939
                                                                                  -------------   ------------    ------------
  Total liabilities and shareholders' equity ....................................  $68,817,488     $67,352,537    $65,319,488
                                                                                  =============   ============    ============

Consolidated Statements of Income
--------------------------------------------------------------------------------
$ in thousands, except per share         Wachovia Corporation and Subsidiaries






                                                                                Three Months Ended
                                                                                     March 31
                                                                          -------------------------------
                                                                                   2000           1999
                                                                          -------------    --------------
Interest Income
Loans, including fees ...................................................   $ 1,093,779    $   969,294
Securities available-for-sale ...........................................       112,742        123,113
Securities held-to-maturity:
 State and municipal ....................................................         3,640          2,683
 Other investments ......................................................        15,824         21,635
Interest-bearing bank balances ..........................................         1,523          2,193
Federal funds sold and securities purchased under resale agreements .....         7,492          5,802
Trading account assets ..................................................        10,357          5,666
                                                                          -------------    -----------
  Total interest income .................................................     1,245,357      1,130,386
Interest Expense
Deposits:
 Domestic offices .......................................................       322,858        283,447
 Foreign offices ........................................................        51,922         23,920
                                                                          -------------    -----------
  Total interest on deposits ............................................       374,780        307,367
Short-term borrowed funds ...............................................       123,317        103,170
Long-term debt ..........................................................       127,764        111,773
                                                                          -------------    -----------
  Total interest expense ................................................       625,861        522,310
Net Interest Income .....................................................       619,496        608,076
Provision for loan losses ...............................................        73,666         80,636
                                                                          -------------    -----------
Net interest income after provision for loan losses .....................       545,830        527,440
Other Income
Service charges on deposit accounts .....................................       100,811         86,955
Fees for trust services .................................................        51,234         49,136
Credit card income ......................................................        71,182         61,301
Investment fees .........................................................        96,770         17,362
Capital markets income ..................................................        44,786         38,112
Electronic banking ......................................................        23,396         18,455
Mortgage fees ...........................................................         5,001         10,966
Other operating income ..................................................        77,619         50,982
                                                                          -------------    -----------
  Total other operating revenue .........................................       470,799        333,269
Securities gains ........................................................           167            234
                                                                          -------------    -----------
  Total other income ....................................................       470,966        333,503
Other Expense
Salaries ................................................................       287,629        218,115
Employee benefits .......................................................        56,252         53,071
                                                                          -------------    -----------
  Total personnel expense ...............................................       343,881        271,186
Net occupancy expense ...................................................        39,526         34,933
Equipment expense .......................................................        49,195         46,842
Merger-related charges ..................................................         8,158           ----
Litigation settlement charge ............................................        20,000           ----
Other operating expense .................................................       177,218        139,237
                                                                          -------------    -----------
  Total other expense ...................................................       637,978        492,198
Income before income taxes ..............................................       378,818        368,745
Income tax expense ......................................................       134,111        125,509
                                                                          -------------    -----------
Net Income ..............................................................   $   244,707    $   243,236
                                                                          =============    ===========
Net income per common share:
 Basic ..................................................................   $      1.21    $      1.20
 Diluted ................................................................   $      1.20    $      1.18
Average shares outstanding:
 Basic ..................................................................       202,464        203,119
 Diluted ................................................................       204,213        206,959

Consolidated Statements of Shareholders' Equity
--------------------------------------------------------------------------------
$ in thousands, except per share         Wachovia Corporation and Subsidiaries






                                                                Common Stock
                                                                                         Capital
                                                          Shares            Amount      Surplus
                                                       ------------        -------      -------
Period Ended March 31, 1999
Balance at beginning of year .........................   202,986,100     $1,014,931    $ 669,244
Net income ...........................................
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................
    Comprehensive income .............................
Cash dividends declared on common
 stock -- $.49 a share................................
Common stock issued pursuant to:
 Stock option and employee benefit plans .............       513,245          2,566       55,418
 Dividend reinvestment plan ..........................        67,042            335        5,384
Common stock acquired ................................      (667,937)        (3,340)     (54,360)
Miscellaneous ........................................
                                                       -------------     ----------    ---------
Balance at end of period .............................   202,898,450     $1,014,492    $ 675,686
                                                       =============     ==========    =========
Period Ended March 31, 2000
Balance at beginning of year .........................   201,812,295     $1,009,061    $ 598,149
Net income ...........................................
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................
    Comprehensive income .............................
Cash dividends declared on common
 stock -- $.54 a share................................
Common stock issued pursuant to:
 Stock option and employee benefit plans .............       490,264          2,451       37,717
 Dividend reinvestment plan ..........................        98,275            492        5,248
 Acquisitions ........................................     1,623,594          8,118      126,234
Common stock acquired ................................    (1,568,117)        (7,840)     (85,280)
Miscellaneous ........................................
                                                       -------------     ----------    ---------
Balance at end of period .............................   202,456,311     $1,012,282    $ 682,068
                                                       =============     ==========    =========



                                                                        Accumulated
                                                                              Other
                                                           Retained    Comprehensive
                                                           Earnings    Income (Loss)          Total
                                                          --------    ----------------     -------

Period Ended March 31, 1999
Balance at beginning of year .........................   $3,571,617    $82,440          $5,338,232
Net income ...........................................      243,236                        243,236
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................                (21,798)             (21,798)
                                                                                        ----------
    Comprehensive income .............................                                     221,438
Cash dividends declared on common
 stock -- $.49 a share................................      (99,662)                       (99,662)
Common stock issued pursuant to:
 Stock option and employee benefit plans .............                                      57,984
 Dividend reinvestment plan ..........................                                       5,719
Common stock acquired ................................                                     (57,700)
Miscellaneous ........................................      (34,072)                       (34,072)
                                                         ----------   ---------         ----------
Balance at end of period .............................   $3,681,119    $60,642          $5,431,939
                                                         ==========   =========         ==========
Period Ended March 31, 2000
Balance at beginning of year .........................   $4,125,524   ($ 74,277)        $5,658,457
Net income ...........................................      244,707                        244,707
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................                (13,849)             (13,849)
                                                                                        ----------
    Comprehensive income .............................                                     230,858
Cash dividends declared on common
 stock -- $.54 a share................................     (110,094)                      (110,094)
Common stock issued pursuant to:
 Stock option and employee benefit plans .............                                      40,168
 Dividend reinvestment plan ..........................                                       5,740
 Acquisitions ........................................                                     134,352
Common stock acquired ................................                                     (93,120)
Miscellaneous ........................................      (19,931)                       (19,931)
                                                         ----------   ---------         ----------
Balance at end of period .............................   $4,240,206   ($ 88,126)        $5,846,430
                                                         ==========   =========         ==========

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
$ in thousands                             Wachovia Corporation and Subsidiaries






                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                           --------------------------------
                                                                                                  2000            1999
                                                                                           ----------      ----------
Operating Activities
Net income ...............................................................................  $    244,707    $    243,236
Adjustments to reconcile net income to net cash provided by operations:
 Provision for loan losses ...............................................................        73,666          80,636
 Depreciation and amortization ...........................................................        70,496          57,210
 Deferred income taxes ...................................................................        68,211          97,070
 Securities gains ........................................................................          (167)           (234)
 Gain on sale of noninterest-earning assets ..............................................          (430)         (8,698)
 Increase in accrued income taxes ........................................................        56,616         125,435
 Decrease (increase) in accrued interest receivable ......................................         1,341         (13,285)
 Increase in accrued interest payable ....................................................        11,005          14,625
 Net change in other accrued and deferred income and expense .............................        75,615         (74,733)
 Net trading account activities ..........................................................      (369,620)       (493,725)
 Net loans held for resale ...............................................................        15,232         151,859
                                                                                           -------------   -------------
  Net cash provided by operating activities ..............................................       246,672         179,396
Investing Activities
Net decrease (increase) in interest-bearing bank balances ................................        69,422         (50,546)
Net decrease in federal funds sold and securities purchased under resale agreements ......       357,429         151,370
Purchases of securities available-for-sale ...............................................      (334,225)     (1,306,003)
Purchases of securities held-to-maturity .................................................       (80,820)            (35)
Sales of securities available-for-sale ...................................................       259,407         123,267
Calls, maturities and prepayments of securities available-for-sale .......................       170,784         732,631
Calls, maturities and prepayments of securities held-to-maturity .........................        43,343           8,716
Net increase in loans made to customers ..................................................      (816,862)     (1,805,641)
Credit card receivables securitized ......................................................          ----         895,954
Capital expenditures .....................................................................       (25,973)       (110,317)
Proceeds from sales of premises and equipment ............................................         4,210          30,590
Net decrease (increase) in other assets ..................................................        53,969         (90,061)
Business combinations ....................................................................      (768,230)           ----
                                                                                           -------------   -------------
  Net cash used by investing activities ..................................................    (1,067,546)     (1,420,075)
Financing Activities
Net decrease in demand, savings and money market accounts ................................      (189,772)       (235,194)
Net increase (decrease) in certificates of deposit .......................................     1,765,035        (471,390)
Net (decrease) increase in federal funds purchased and securities sold under repurchase         (381,374)        805,145
  agreements
Net (decrease) increase in commercial paper ..............................................       (65,036)         73,748
Net (decrease) increase in other short-term borrowings ...................................    (1,577,531)        134,732
Proceeds from issuance of long-term debt .................................................     1,342,869         740,447
Maturities and repayments of long-term debt ..............................................      (420,290)       (371,754)
Common stock issued ......................................................................        15,615          19,919
Dividend payments ........................................................................      (110,094)        (99,662)
Common stock repurchased .................................................................       (93,451)        (54,157)
Net increase in other liabilities ........................................................       227,691           8,710
                                                                                           -------------   -------------
  Net cash provided by financing activities ..............................................       513,662         550,544
Decrease in Cash and Cash Equivalents ....................................................      (307,212)       (690,135)
Cash and cash equivalents at beginning of year ...........................................     3,475,004       3,800,265
                                                                                           -------------   -------------
Cash and cash equivalents at end of period ...............................................  $  3,167,792    $  3,110,130
                                                                                           =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Selected Period-End Data                                             Table 1
--------------------------------------------------------------------------------


                                                       March 31
                                                ----------------------
                                                   2000       1999
                                                -------    -------
Banking offices:
 North Carolina ...............................      190        198
 Virginia .....................................      230        264
 Georgia ......................................      137        131
 South Carolina ...............................      118        120
 Florida ......................................       38         40
                                                --------   --------
    Total .....................................      713        753
                                                ========   ========
Automated banking machines:
 North Carolina ...............................      448        445
 Virginia .....................................      282        305
 Georgia ......................................      305        300
 South Carolina ...............................      283        294
 Florida ......................................       38         37
                                                --------   --------
    Total .....................................    1,356      1,381
                                                ========   ========
Employees (full-time equivalent) ..............   21,647     20,704
Common stock shareholders of record ...........   51,911     53,363
Common shares outstanding (thousands) .........  202,456    202,898

Common Stock Data -- Per Share                                       Table 2
--------------------------------------------------------------------------------


                                                               2000                         1999
                                                               ----   ---------------------------------------------
                                                              First     Fourth       Third      Second       First
                                                            Quarter     Quarter     Quarter     Quarter     Quarter
                                                            -------   ---------     -------     -------     -------
Market value:
 Period-end .............................................  $  67.56    $  68.00    $  78.63    $  85.56    $  81.19
 High ...................................................     68.94       88.88       85.25       92.31       91.00
 Low ....................................................     53.63       65.44       75.31       80.56       79.00
Book value at period-end ................................     28.88       28.04       27.76       26.83       26.77
Dividend ................................................       .54         .54         .54         .49         .49
Price/earnings ratio (1) ................................      13.7 x      13.9 x      16.4 x      18.5 x      18.3 x
Price/earnings ratio without nonrecurring items (1), (2)       13.3        13.7        16.2        18.1        17.7

(1) Based on the most recent four quarters of net income per diluted share and end of period stock price.
(2) Excludes the after-tax impact of nonrecurring charges.



Forward-Looking Statements
--------------------------------------------------------------------------------
The Quarterly Report on Form 10-Q of Wachovia Corporation ("Wachovia") contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainty and any number of factors could cause actual results to differ materially from the anticipated results or other expectations expressed in forward-looking statements. Risks and uncertainties that may affect future results include, but are not limited to, changes in the economy, interest rate movements, timely development by Wachovia of technology enhancements for its products and operating systems, the impact of competitive products, services and pricing, Congressional legislation and similar matters. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the named risk factors and unanticipated future events.

Financial Summary                                                    Table 3
--------------------------------------------------------------------------------



                                                          Twelve Months         2000
                                                             Ended              ----
                                                          March 31 2000      First Quarter
                                                          -------------      -------------
Summary of Operations
(thousands, except per share data)
Interest income .........................................  $4,781,791       $ 1,245,357
Interest expense ........................................   2,300,285           625,861
                                                          -------------     -----------
Net interest income .....................................   2,481,506           619,496
Provision for loan losses ...............................     291,135            73,666
                                                          -------------     -----------
Net interest income after provision for loan losses .....   2,190,371           545,830
Other operating revenue .................................   1,747,653           470,799
Securities gains ........................................      10,827               167
                                                          -------------     -----------
Total other income ......................................   1,758,480           470,966
Personnel expense .......................................   1,292,981           343,881
Merger-related charges ..................................      27,467             8,158
Litigation settlement charge ............................      20,000            20,000
Other expense ...........................................   1,055,957           265,939
                                                          -------------     -----------
Total other expense .....................................   2,396,405           637,978
Income before income tax expense ........................   1,552,446           378,818
Income tax expense ......................................     539,754           134,111
                                                          -------------     -----------
Net income ..............................................  $1,012,692       $   244,707
                                                          =============     ===========
Net income per common share:
 Basic ..................................................  $    4.99        $     1.21
 Diluted ................................................  $    4.92        $     1.20
Cash dividends paid per common share ....................  $    2.11        $      .54
Cash dividends paid on common stock .....................  $  428,879       $   110,094
Cash dividend payout ratio ..............................       42.35%            44.99%
Average basic shares outstanding ........................     202,634           202,464
Average diluted shares outstanding ......................     205,512           204,213
Selected Average Balances (millions)
Total assets ............................................  $   66,250       $    67,755
Loans -- net of unearned income .........................      48,287            50,550
Securities ..............................................       9,134             8,395
Other interest-earning assets ...........................       1,536             1,245
Total interest-earning assets ...........................      58,957            60,190
Interest-bearing deposits ...............................      33,077            34,873
Short-term borrowed funds ...............................       9,309             8,920
Long-term debt ..........................................       8,245             8,081
Total interest-bearing liabilities ......................      50,631            51,874
Noninterest-bearing deposits ............................       8,318             8,319
Total deposits ..........................................      41,395            43,192
Shareholders' equity ....................................       5,523             5,688
Ratios (averages)
Annualized net loan losses to loans .....................         .59%              .58%
Annualized net yield on interest-earning assets .........       4.28              4.20
Shareholders' equity to:
 Total assets ...........................................       8.34              8.39
 Net loans ..............................................      11.57             11.38
Annualized return on assets .............................       1.53              1.44
Annualized return on shareholders' equity ...............      18.34             17.21
Operating Performance Excluding
 Nonrecurring Items*
(thousands, except per share data)
Net income ..............................................  $1,045,129       $   264,510
Net income per diluted share ............................  $    5.09        $     1.30
Annualized return on assets .............................       1.58%             1.56%
Annualized return on shareholders' equity ...............      18.92             18.60
Cash dividend payout ratio ..............................      41.04             41.62



                                                                                    1999
                                                          ------------------------------------------------------------
                                                           Fourth             Third          Second            First
                                                           Quarter           Quarter         Quarter          Quarter
                                                          ---------         ---------       ---------        ---------
Summary of Operations
(thousands, except per share data)
Interest income .........................................   $ 1,224,486     $ 1,165,343     $ 1,146,605     $ 1,130,386
Interest expense ........................................       596,583         548,238         529,603         522,310
                                                          -------------     -----------     -----------     -----------
Net interest income .....................................       627,903         617,105         617,002         608,076
Provision for loan losses ...............................        66,174          76,770          74,525          80,636
                                                          -------------     -----------     -----------     -----------
Net interest income after provision for loan losses .....       561,729         540,335         542,477         527,440
Other operating revenue .................................       439,469         432,841         404,544         333,269
Securities gains ........................................            60             147          10,453             234
                                                          -------------     -----------     -----------     -----------
Total other income ......................................       439,529         432,988         414,997         333,503
Personnel expense .......................................       324,288         317,060         307,752         271,186
Merger-related charges ..................................         5,669           5,293           8,347            ----
Litigation settlement charge ............................          ----            ----            ----            ----
Other expense ...........................................       270,661         254,839         264,518         221,012
                                                          -------------     -----------     -----------     -----------
Total other expense .....................................       600,618         577,192         580,617         492,198
Income before income tax expense ........................       400,640         396,131         376,857         368,745
Income tax expense ......................................       137,704         138,632         129,307         125,509
                                                          -------------     -----------     -----------     -----------
Net income ..............................................   $   262,936     $   257,499     $   247,550     $   243,236
                                                          =============     ===========     ===========     ===========
Net income per common share:
 Basic ..................................................   $     1.30      $     1.27      $     1.21      $     1.20
 Diluted ................................................   $     1.28      $     1.25      $     1.19      $     1.18
Cash dividends paid per common share ....................   $      .54      $      .54      $      .49      $      .49
Cash dividends paid on common stock .....................   $   109,273     $   109,220     $   100,292     $    99,662
Cash dividend payout ratio ..............................         41.56%          42.42%          40.51%          40.97%
Average basic shares outstanding ........................       202,168         202,167         203,746         203,119
Average diluted shares outstanding ......................       205,096         205,345         207,400         206,959
Selected Average Balances (millions)
Total assets ............................................   $    66,982     $    64,815     $    65,454     $    64,408
Loans -- net of unearned income .........................        48,593          47,003          47,012          46,261
Securities ..............................................         9,016           9,461           9,664           9,221
Other interest-earning assets ...........................         1,844           1,464           1,588           1,313
Total interest-earning assets ...........................        59,453          57,928          58,264          56,795
Interest-bearing deposits ...............................        33,107          31,996          32,343          31,846
Short-term borrowed funds ...............................         9,836           8,848           9,629           9,292
Long-term debt ..........................................         8,327           8,571           7,998           7,627
Total interest-bearing liabilities ......................        51,270          49,415          49,970          48,765
Noninterest-bearing deposits ............................         8,326           8,368           8,261           8,062
Total deposits ..........................................        41,433          40,364          40,604          39,908
Shareholders' equity ....................................         5,555           5,391           5,459           5,314
Ratios (averages)
Annualized net loan losses to loans .....................           .54%            .61%            .63%            .69%
Annualized net yield on interest-earning assets .........         4.26            4.29            4.31            4.41
Shareholders' equity to:
 Total assets ...........................................         8.29            8.32            8.34            8.25
 Net loans ..............................................        11.56           11.60           11.75           11.62
Annualized return on assets .............................         1.57            1.59            1.51            1.51
Annualized return on shareholders' equity ...............        18.93           19.11           18.14           18.31
Operating Performance Excluding
 Nonrecurring Items*
(thousands, except per share data)
Net income ..............................................   $   266,620     $   260,939     $   253,060     $   243,236
Net income per diluted share ............................   $     1.30      $     1.27      $     1.22      $     1.18
Annualized return on assets .............................         1.59%           1.61%           1.55%           1.51%
Annualized return on shareholders' equity ...............        19.20           19.36           18.54           18.31
Cash dividend payout ratio ..............................        40.98           41.86           39.63           40.97

* Excludes the after-tax effects of merger-related and litigation settlement charges.

               Results of Operations


               This Quarterly Report on Form 10-Q should be read in conjunction with Wachovia's 1999 Annual Report on Form 10-K and will serve to update previously reported information for current interim period results.

Overview Reports from the twelve Federal Reserve Districts indicated appreciable expansion of economic activ ity during the quarter, continuing the longest period of such growth in U. S. history. Retail sales expanded significantly over their year-earlier levels, while gains in manufacturing output were widespread. Gross domestic product rose 5.4 percent, based on preliminary data. Economic expansion continued in spite of growing concerns about higher levels of inflation, significant amounts of consumer indebtedness and generally tight labor markets. These concerns prompted the Federal Reserve to raise short-term interest rates by 25 basis points, each on five occasions since July 1999. Based on preliminary data, the nation's average unemployment rate fell to 4.1 percent from 4.3 percent during first quarter 1999. Economic conditions within Wachovia's five state operating area remained generally strong, with unemployment averaging approximately 3.4 percent.

               Wachovia's strategy is to focus on prudently entering and expanding businesses with strong potential for growth, and deploying and redirecting resources as appropriate to provide for the most attractive returns. This will continue to be accomplished by enhancing products and services through internal development, as well as by selective acquisitions and partnerships. On February 1, Wachovia completed its purchase of a majority of the credit card business of Partners First Holdings LLC, adding 1.2 million customers and approximately $2 billion of managed receivables. The transaction resulted in approximately $230 million of purchased credit card intangibles. The acquisition of B C Bankshares, Inc., parent company of the Bank of Canton also was completed in February, resulting in goodwill of approximately $97 million. On March 3, Wachovia announced an agreement to acquire Commerce National Corporation, the parent company of the National Bank of Commerce, a community bank with approximately $180 million in assets based in Winter Park, Florida. This acquisition will give Wachovia a strong presence in the growing and affluent market of Orange County, near Orlando. The transaction is expected to close in the third quarter of 2000 and will be accounted for as a purchase. These first quarter transactions follow several purchase acquisitions completed in 1999 that strengthened Wachovia's wealth advisory and capital markets capabilities.

               On March 13, Wachovia became a financial holding company under the provisions of the recently enacted Gramm-Leach-Bliley Act (the "Act"). This legislation enables bank holding companies and foreign banks that meet applicable statutory requirements to engage in a broader range of services and to compete more efficiently in existing business lines. In general, the Act authorizes financial holding companies to engage in securities, insurance, and other activities that are financial in nature or incidental to or complementary to a financial activity and that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These expanded powers may include securities underwriting, dealing and market making; acting as principal, agent or broker for the sale of insurance products; providing management consulting services; and organizing, sponsoring or managing mutual funds.

Computation of Earnings Per Common Share                             Table 4
--------------------------------------------------------------------------------
(thousands, except per share)

                                                                    Three Months Ended
                                                                         March 31
                                                               -----------------------------
                                                                      2000           1999
                                                               -----------           ----
Basic
Average common shares outstanding ............................     202,464        203,119
                                                               ===========        =======
Net income ...................................................   $ 244,707      $ 243,236
                                                               ===========      =========
Per share amount .............................................   $    1.21      $    1.20
Diluted
Average common shares outstanding ............................     202,464        203,119
Dilutive common stock options at average market price ........       1,541          3,417
Dilutive common stock awards at average market price .........         186            397
Convertible long-term debt assumed converted .................          22             26
                                                               -----------      ---------
Average diluted shares outstanding ...........................     204,213        206,959
                                                               ===========      =========
Net income ...................................................   $ 244,707      $ 243,236
Add interest on convertible long-term debt -- net of tax .....          17             20
                                                               -----------      ---------
Adjusted net income ..........................................   $ 244,724      $ 243,256
                                                               ===========      =========
Per share amount .............................................   $    1.20      $    1.18


               Wachovia's operating net income for the first quarter of 2000 was $265 million or $1.30 per diluted share versus $243 million or $1.18 per diluted share a year earlier. On a reported basis, Wachovia's net income for the quarter was $245 million or $1.20 per diluted share versus $243 million or $1.18 per diluted share a year earlier. Comparisons between the 2000 and 1999 quarters are impacted by the results of acquisitions that are included in reported results from their respective acquisition dates each year. During the current quarter, Wachovia reached a settlement with the U. S. Department of Labor on a lawsuit begun against South Carolina National Bank in May 1991. The litigation stemmed from the purchase of stock by an Employee Stock Ownership Plan ("ESOP") to fund retirement bene-fits. South Carolina National Bank, which was acquired by Wachovia in December 1991, served as trustee to the ESOP. The pretax charge against earnings for the quarter amounted to $20 million net of insurance proceeds and previously established accruals.

               Expanded discussion of results of operations and financial condition follows. Interest income is stated on a taxable equivalent basis, which is adjusted for the tax-favored status of earnings from certain loans and securities. References to changes in assets and liabilities represent daily average levels unless otherwise noted.

Business       Wachovia has five reportable business segments: Asset and Wealth
Segments       Management, Corporate, Credit Card, Consumer and Treasury &
               Administration.

               Business segment results are reported on a management accounting basis. They reflect evolving information needs specific to a company's business managers and may differ by company due to wide discretion in application. As a result, Wachovia's business segment results are not necessarily comparable with those of other financial institutions with similar segments or with those of other companies that compete directly in one or more of its lines of business. In addition, business segment results may be restated in the future as Wachovia's management structure, information needs or reporting systems evolve.

               The provision for loan losses is charged to each business segment based on the credit risk of each segment's loan portfolio. Operating expenses to support business unit revenues are either charged directly as incurred or allocated from support areas based on usage. In addition, general overhead expense that cannot be specifically identified to a business unit is allocated based on the proportion of each segment's direct expenses to total direct expenses of the combined segments. Income tax expense is calculated for each business segment with a blended tax rate. This rate is adjusted as applicable for the assumed tax effect of tax-exempt income and nondeductible intangible amortization expense.

               Beginning January 2000, Wachovia adopted a marginal matched maturity funds transfer pricing methodology for management reporting. Formerly, Wachovia utilized a multiple pool method to simulate matched funding. This change in management accounting has been reflected for all periods. Given the complexity of the balance sheet products and services offered to customers, the marginal matched maturity method provides an improved method of measuring the economics of these products and services in reported business unit results. The new approach evaluates the cash flows and repricing characteristics of all balance sheet transactions at an instrument level by benchmarking pricing decisions against Wachovia's wholesale cost of funds. This approach removes most forms of interest rate risk, prepayment risk and liquidity risk from the business units and isolates them in Treasury & Administration for centralized evaluation and management. Under marginal matched maturity funds transfer pricing, business unit results represent the economic impact of growth and pricing decisions.

               Financial results by business segment are discussed below.


Business Segments                                                    Table 5
--------------------------------------------------------------------------------


                                             Wealth
                                         Management            Corporate         Credit Card
                                    ---------------        ----------------   ----------------
                                    2000       1999        2000        1999   2000        1999
                                    ----       ----        ----        ----   -----       ----
Operations Summary
(millions)
External net interest
 margin .......................   $   37     $   22     $   611     $   505    $  267     $  211
Internal funding (charge)
 credit .......................        2          6        (370)       (291)     (113)       (79)
                                  ------     ------     -------     -------   -------     ------
Net interest income* ..........       39         28         241         214       154        132
Total other income ............      167         76         110          91        51         37
                                  ------     ------     -------     -------   -------     ------
Total revenues ................      206        104         351         305       205        169
Provision for loan losses .....        2       ----          17           7        87         72
Total other expense ...........      161         80         172         140        65         52
                                  ------     ------     -------     -------   -------     ------
Pretax profit .................       43         24         162         158        53         45
Income tax expense ............       17          9          57          56        21         16
                                  ------     ------     -------     -------   -------     ------
Net income ....................   $   26     $   15     $   105     $   102    $   32     $   29
                                  ======     ======     =======     =======   =======     ======
Percentage contribution to
 total revenues** .............     18.5%      10.8%       31.5%       31.5%     18.4%      17.5%
Percentage contribution to
 net income ...................     10.6%       6.2%       42.9%       42.0%     13.1%      11.9%
Average Balances
(millions)
Total assets ..................   $3,569     $2,682     $36,733     $33,457    $7,701     $6,354



                                                             Treasury &                                   Total
                                      Consumer           Administration       Eliminations          Corporation
                                  -----------------    -------------------   -----------------   -----------------
                                    2000      1999      2000         1999      2000     1999      2000      1999
                                  -------    ------    ------      -------   -------   -------   -------   -------
Operations Summary
(millions)
External net interest
 margin .......................   $   (44)   $  (36)   $ (243)     $   (84)  $    (9)  $   (10)  $   619   $   608
Internal funding (charge)
 credit .......................       266       248       231          131       (16)      (15)     ----      ----
                                  -------    ------    ------      -------   -------   -------   -------   -------
Net interest income* ..........       222       212       (12)          47       (25)      (25)      619       608
Total other income ............       104       100        39           30      ----      ----       471       334
                                  -------    ------    ------      -------   -------   -------   -------   -------
Total revenues ................       326       312        27           77       (25)      (25)    1,090       942
Provision for loan losses .....         5         5       (38)          (3)     ----      ----        73        81
Total other expense ...........       224       217        32           18       (16)      (15)      638       492
                                  -------    ------    ------      -------   -------   -------   -------   -------
Pretax profit .................        97        90        33           62        (9)      (10)      379       369
Income tax expense ............        35        33        13           22        (9)      (10)      134       126
                                  -------    ------    ------      -------   -------   -------   -------   -------
Net income ....................   $    62    $   57    $   20      $    40   $  ----   $  ----   $   245   $   243
                                  =======    ======    ======      =======   =======   =======   =======   =======
Percentage contribution to
 total revenues** .............      29.2%     32.3%      2.4%         8.0%
Percentage contribution to
 net income ...................      25.3%     23.5%      8.2%        16.5%
Average Balances
(millions)
Total assets ..................   $10,273    $9,591    $9,479      $12,324                       $67,755   $64,408

* Net interest income is reported on a taxable equivalent basis by segment and on a nontaxable equivalent basis for the corporation, reflecting segment eliminations.
** Percentage contribution to total revenues is based on the proportion of each segment's revenues to the combined revenues of all segments. Revenues for the total corporation are presented based on nontaxable equivalent net interest income and total other income, including securities transactions.

Asset and       Asset and Wealth Management provides integrated financial
Wealth          services to the affluent marketplace. During 1999, Wachovia made
Management      three acquisitions that helped advance this strategy. In April,
                Wachovia acquired Interstate/Johnson Lane Inc. ("IJL"), a full-service brokerage firm with 61 offices throughout Virginia, North Carolina, South Carolina and Georgia. In September,
                Wachovia completed its acquisitions of OFFITBANK Holdings, Inc.
                ("OFFITBANK"), a New York-based wealth management company, and Barry, Evans, Josephs & Snipes, Inc. ("BEJS"), a leading
                Charlotte, North Carolina-based life insurance broker specializing in wealth transfer and benefit plan programs. Also in the third quarter of 1999, Wachovia sold its master trust and institutional custody business in order to focus on other business areas.

                Products and Services. Asset and Wealth Management delivers innovative tailored products and services through a variety of channels. The Private Financial Advisors group provides a full range of products and services to affluent customers, including banking and credit services, tax planning and consulting, trust services, portfolio management, estate planning, investment counseling and insurance. OFFITBANK and BEJS provide wealth management and specialized investment and insurance products for the high-end of the affluent market.

                Wachovia's brokerage business offers a wide variety of services and investment products including the Wachovia Funds through full-service brokers and branch-based investment consultants. Customers making their own investment decisions can trade through Wachovia Investments Direct using a broker, a touch-tone service or the Internet.

                Wachovia Asset Management provides investment strategies and portfolio management for individuals and institutions, in addition to managing the Wachovia Funds. Institutional Client Services provides asset management, employee benefit services and philanthropy management services to businesses, individuals and foundations. Institutional Client Services also offers retirement services for both plan sponsors and their participants and charitable fund products that enable both individuals and organizations to accomplish their donation objectives. Executive Services is a nationally recognized leader in providing retirement and wealth accumulation products for high-net-worth individuals. It also provides change-of-control and employee benefit protection services to client management teams. At March 31, 2000, Wachovia had $54.8 billion in trust assets under discretionary management, up $2.9 billion from the amount reported at December 31, 1999. A small portion of these assets are managed by other business segments.

                Industry Dynamics and Strategy. Wachovia believes the current marketplace is underserved with few national brands and fragmented competition. Within Wachovia's five state geographic footprint, households are growing much faster than the national average, and over the next five years, the subset of affluent households is expected to grow substantially. These factors combine to create an attractive market opportunity. Market volatility and the projected need for intergenerational wealth transfer capabilities also will drive demand.

                Asset and Wealth Management's market presence, brand names and strategic focus, position it to take unique advantage of this environment. The continued integration of the acquisitions has allowed this business segment to increase its product offerings, leverage existing services and expand distribution channels. In addition, close coordination with Wachovia's Consumer and Corporate business segments creates a continuous pipeline of customers. When retail customers fit the affluent profile, they are offered wealth management products that better serve their changing needs. Corporate identifies potential customers for asset management, retirement plans and executive or charitable funds services.

                Financial Results. Pretax profit increased 82 percent over the same period last year. The acquisition of IJL, OFFITBANK and BEJS accounted for a substantial portion of the increase. Profit from Wachovia's existing business grew 31 percent with particularly strong performances in loan growth and investment fee income. Excluding the impact of the 1999 acquisitions, other income rose 24 percent while other expense rose 8 percent.

Corporate       Corporate strives to be the preferred provider of services to targeted corporate clients through comprehensive relationship management. To achieve this goal, it works to know its customers better than the competition; anticipate customer needs and provide innovative solutions; align products, services and delivery channels with customer needs; and serve customers through insightful, trusted professionals.

                Products and Services. Corporate provides a comprehensive array of capital solutions, strategic consulting, and risk management services to public and private companies of all sizes primarily in the Southeast, but also on a national and global level. Corporate is a leading provider of treasury consulting and cash management solutions for companies of all sizes, and its Treasury Services group consistently is cited for superior quality of service, technology and operations performance. Treasury Services is expanding its product and service offerings and will soon offer business-to-business e-commerce services. The acquisition of IJL strengthened Wachovia's capabilities as a provider of capital and financial advisory services by doubling the number of investment banking professionals; adding equity research, sales and trading; and expanding its fixed-income distribution capacity. The acquisition of IJL also resulted in the formation of Wachovia Securities, Inc. (WSI), a Section 20 securities subsidiary that has full Tier I and Tier II powers to underwrite and deal in all types of corporate debt and equities. WSI is a member of the NYSE, regional exchanges and the NASD, publishes equity research on an expanding list of approximately 150 companies, and makes a market in more than 180 stocks.

                Industry Dynamics and Strategy. In a highly competitive environment, Corporate maintains a strong market position in the Southeast and a top ten share in the U. S. large corporate market. Client attitudes and behaviors, as well as rapid changes in technology and communications continue to transform the marketplace. To achieve continued success in this environment, Corporate segments the market to best align its sales approach, service model and product development priorities with customer requirements, segment profitability and growth potential. As a result, the traditional market-based segmentation is augmented with needs-based segmentation where specialization is more appropriate. Examples of Wachovia's segment specialization include Commercial Real Estate, the Emerging Growth and Technology Group, the Communications Group, Leveraged Finance, Dealer Financial Services, Aircraft Finance, Government Contract Finance and Financial Institutions.

                Financial Results. Net interest margin increased $26 million or 12 percent compared with the first quarter of 1999, reflecting a 14 percent increase in average loans. The loan loss provision increased $10 million related to several isolated problem credits in the large corporate portfolio that were identified early and are being managed appropriately. Other income grew by 21 percent, reflecting the inclusion of former IJL Capital Markets business in the first quarter 2000 results. Noninterest expense was up 23 percent, caused by the addition of former IJL business units.

Credit Card     Credit Card's mission is to be the preferred credit card issuer, offering the best value on a combined rate and fee package while providing excellent customer service. With over $8 billion in managed receivables, Credit Card remains one of the larger
                Visa/MasterCard issuers in the U. S.

                Products and Services. The Credit Card business segment is a full-service provider of consumer and business credit cards and merchant acquirer services. Credit Card manages most components of credit card processing in-house, with the exception of servicing business card products and the Partners First portfolio that are processed through outside vendors. Currently, 91 percent of Wachovia's credit card portfolio accrues interest at a variable rate and 34 percent of the accounts are within Wachovia's five state geographic footprint.

                Industry Dynamics and Strategy. The credit card industry is in a period of intense competition and consolidation. Leading providers are leveraging technology to build scale and operating efficiencies.

                Credit Card's strategy focuses on serving above-average credit quality customers who carry higher-than-average loan balances while maintaining an efficient and cost-effective process.

                Financial Results. Pretax profit rose 17 percent as a result of higher revenue and improved loss ratios. Net interest margin grew 16 percent, primarily due to the Partners First acquisition, partially offset by tighter spreads in the rising rate environment and a lower level of late fees. Average assets grew 21 percent and the loan loss provision increased by 21 percent, primarily as a result of the acquisition. Excluding this transaction, the loss ratio was 4.13 percent of average loans. Noninterest income increased 38 percent due to the acquisition, strong interchange income from increased purchase volume, as well as higher overlimit fees. Total expense rose by 25 percent due to the acquisition and increased marketing investment, offset by internal cost control initiatives.

Consumer Consumer develops customer relationships for the greatest lifetime value, manages the cost of the sales and service network and capitalizes on the digital economy. It targets consumers, worksite groups and small businesses throughout the Southeast, offering a broad array of competitively priced products and services. Consumer's importance to the entire Wachovia enterprise cannot be measured entirely by its profit contribution because its customer base and the impact of its branch network are fundamental to the success of all Wachovia business segments.

                Products and Services. Consumer provides the more traditional retail banking services, including mortgage lending, deposit products and consumer loans, as well as services for the small business market. It also offers access to investment and insurance products. Delivery channels include 713 traditional and in-store branches and worksite centers, 1,356 ATMs and 33 kiosks, supported by four automated phone centers. Wachovia is the ninth largest Visa check card issuer and has enjoyed the growing consumer acceptance of this electronic capability. Campus Card programs provide card-based banking access to more than 120,000 students and faculty, and Wachovia At Work serves employees of more than 3,000 companies.

                The Internet is growing in importance as a delivery channel with 19 percent of Wachovia's demand deposit customers connected via Internet banking, up from 14 percent at year-end and 6 percent the prior year. Wachovia's Internet site, www.wachovia.com, serves as a financial portal with full transaction capability and relevant financial news.

                Industry Dynamics and Strategy. Consumer serves more than 3.7 million consumers and approximately 200,000 small business customers. A majority of Wachovia's deposits are in large, high-growth metropolitan areas. Consumer's strategy is to assess customer potential, identify their financial needs and achieve alignment between their needs, service expectations and price. Specific initiatives to implement this strategy include:
                SELECTIVE GEOGRAPHIC EXPANSION. Wachovia continues to evaluate merger and branching opportunities in high-growth areas. During the first quarter of 2000, Wachovia completed the acquisition of Bank of Canton in the suburban Atlanta area and announced an agreement to acquire the National Bank of Commerce in Winter Park, Florida. PROFITABLE RELATIONSHIP OPTIMIZATION (PRO). Desktop technology connects to data warehouses that analyze customer information and anticipate the next likely desired service. This technology is combined with solution-selling skills by 125 Personal Financial Advisors to serve more than 400,000 high-potential households. WACHOVIA AT WORK AND CAMPUS BANKING PROGRAMS. These strategies involve deploying Wachovia products and services through employers and universities to provide access to employees and students. MARKET NETWORK STRATEGY. Network optimization models provide an analytical framework to reduce branch network expenses, while at the same time maximizing customer points of presence.

                The eBusiness Division provides corporate wide eBusiness strategic planning, leadership and operational management. Advances in technology are rapidly transforming the financial services industry. Wachovia's eBusiness strategy is to develop a personalized and seamlessly delivered customer experience when using www.wachovia.com and to augment the site with relevant financial data. During the first quarter, Wachovia announced an alliance with a leading business-to-business e-commerce solutions provider to deliver e-procurement solutions for Wachovia and its customers.

                Financial Results. Consumer's pretax profit increased 8 percent from the prior year. Deposit and loan sales were up significantly over the prior first quarter by 71 percent and 55 percent in dollar volume, respectively. Net interest margin was 5 percent higher, driven by higher interest rates and by the addition of the Bank of Canton. Loans increased 7 percent over the prior year to $9.462 billion from strong product offerings such as the "Prime for Life" home equity line of credit and improved execution of direct marketing for account acquisition and activation. Other income increased 5 percent over the first quarter of 1999. Deposit account fee revenue was up 9 percent as a result of new pricing strategies. Electronic banking revenues grew 24 percent, driven by strong ATM and debit card volumes. The number of debit cards outstanding increased 11 percent, and transaction volume was up 19 percent as consumers continue to recognize the card's convenience. Mortgage fees decreased 47 percent to $6 million, on lower sales volumes and also a shift in the mix to adjustable-rate mortgages from fixed-rate mortgages. Total expenses increased 3 percent, primarily from the acquisition of the Bank of Canton and eBusiness initiatives.


Treasury &      The Treasury & Administration segment principally reflects asset
Administration  and liability management for interest rate risk, management of the securities portfolio, internal compensation for funding sources and charges for funds used. It also includes other corporate costs such as Year 2000 costs and nonrecurring expenses.

                Financial Results. Treasury & Administration's net income declined $20 million to $21 million in the first quarter of 2000 from last year's comparable period. The net interest margin was down $58 million, with $53 million of the reduction due to the securitized credit card portfolios. Securities declined by $826 million, with the rate earned down 12 basis points. The loan loss provision declined $34 million, with $30 million from the securitized portfolios. Other income rose $8 million, with processing revenue up $12 million and credit card income down $7 million, both due to the securitized portfolios. Other expense increased $13 million from the litigation settlement charge of $20 million and merger-related expenses of $8 million offset by reduced Year 2000 conversion costs.

Taxable Equivalent Rate/Volume Analysis -- First Quarter*            Table 6
--------------------------------------------------------------------------------



  Average Volume           Average Rate
---------------------   ------------------
   2000       1999        2000      1999
-------    --------     -------    -------
    (Millions)                             INTEREST INCOME
                                           Loans:
 $17,215    $14,854       8.06      6.96     Commercial.........................
     673        931       9.29      9.29     Tax-exempt.........................
--------   --------
  17,888     15,785       8.10      7.10          Total commerical..............
   1,108      1,073       8.70      8.90     Direct retail......................
   3,804      3,310       7.89      7.96     Indirect retail....................
   4,886      5,851      13.40     13.26     Credit card........................
     691        546      11.30     10.95     Other revolving credit.............
--------   --------
  10,489     10,780      10.77     11.08          Total retail..................
   2,455      2,093       8.87      8.56     Construction.......................
   7,994      7,053       8.31      8.07     Commercial mortgages...............
   7,860      7,336       7.82      7.83     Residential mortgages..............
--------   --------
  18,309     16,482       8.18      8.03          Total real estate.............
   2,605      1,941       9.56     12.13     Lease financing....................
   1,259      1,273       7.36      6.32     Foreign............................
--------   --------
  50,550     46,261       8.74      8.55          Total loans...................
                                           Securities:
                                             Held-to-maturity:
     436        570       6.69      6.22        U.S. Government and agency......
     407        576       8.02      8.42        Mortgage-backed.................
     208        168       9.50      9.74        State and municipal.............
      43         72       6.30      6.73        Other...........................
--------   --------
   1,094      1,386       7.70      7.59          Total held-to-maturity........
                                             Available-for-sale:**
   2,884      3,173       6.18      6.42        U.S. Government and agency......
   3,769      4,086       6.49      6.46        Mortgage-backed.................
     648        576       6.69      7.48        Other...........................
--------   --------
   7,301      7,835       6.39      6.52          Total available-for-sale......
--------   --------
   8,395      9,221       6.56      6.68          Total securities..............
      97        130       6.30      6.82   Interest-bearing bank balances.......
                                           Federal funds sold and securities
     525        483       5.73      4.87     purchased under resale agreements..
     623        700       6.68      3.28   Trading acount assets................
--------   --------
 $60,190    $56,795       8.38      8.14          Total interest-earning assets.
========   ========
                                           INTEREST EXPENSE
 $ 4,755    $ 4,665       1.51      1.11   Interest-bearing demand..............
  13,363     12,889       3.95      3.57   Savings and money market savings.....
   8,966      8,846       5.28      5.20   Savings certificates.................
   4,025      3,377       5.61      5.25   Large denomination certificates......
--------   --------
                                                  Total interest-bearing
  31,109     29,777       4.17      3.86           deposits in domestic offices.
                                           Interest-bearing deposits ni foreign
   3,764      2,069       5.55      4.69      offices...........................
--------   --------
                                                  Total interest-bearing
  34,873     31,846       4.32      3.91           deposits.....................
                                           Federal funds purchased and
                                              securities sold under repurchase
   5,845      6,017       5.32      4.34      agreements........................
   1,638      1,420       5.41      4.48   Commercial paper.....................
   1,437      1,855       6.72      5.03   Other short-term borrowed funds......
--------   --------
                                                  Total short-term borrowed
   8,920      9,292       5.56      4.50           funds........................
   2,071      2,748       6.19      5.69   Bank notes...........................
   6,010      4,879       6.42      6.08   Other long-term debt.................
--------   --------
   8,081      7,627       6.36      5.94          Total long-term debt..........
--------   --------
                                                  Total interest bearing
 $51,874    $48,765       4.85      4.34           liabilities..................
========   ========     ------     -----
                          3.53      3.80   Interest rate spread
                        ======     =====
                                           Net yield on interest-earning assets
                          4.20      4.41      and net interest income...........
                        ======     =====




                                                                                                    VARIANCE
                                                         INTEREST                                ATTRIBUTABLE TO
                                                --------------------------                   ------------------------
                                                    2000          1999          VARIANCE         RATE        VOLUME
                                                ------------  ------------   --------------  -----------  -----------
INTEREST INCOME                                                               (Thousands)
Loans:
  Commercial ...............................    $   344,896   $   254,955    $      89,941   $   44,778   $   45,163
  Tax-exempt ...............................         15,559        21,328           (5,769)           8       (5,777)
                                                ------------  ------------   -------------
     Total commercial ......................        360,455       276,283          84,172       43,387       40,785
  Direct retail ............................         23,969        23,553             416         (468)         884
  Indirect retail ..........................         74,626        64,982           9,644         (557)      10,201
  Credit card ..............................        162,812       191,334         (28,522)       2,071      (30,593)
  Other revolving credit ...................         19,412        14,747           4,665          502        4,163
                                                ------------  ------------   -------------
     Total retail ..........................        280,819       294,616         (13,797)      (7,098)      (6,699)
  Construction .............................         54,156        44,189           9,967        1,704        8,263
  Commercial mortgages .....................        165,228       140,322          24,906        4,620       20,286
  Residential mortgages ....................        152,780       141,677          11,103         (219)      11,322
                                                ------------  ------------   -------------
     Total real estate .....................        372,164       326,188          45,976        6,612       39,364
  Lease financing ..........................         61,937        58,073           3,864      (13,715)      17,579
  Foreign ..................................         23,049        19,851           3,198        3,408         (210)
                                                ------------  ------------   -------------
     Total loans ...........................      1,098,424       975,011         123,413       24,062       99,351
Securities:
  Held-to-maturity:
    U.S. Government and agency .............          7,247         8,745          (1,498)         638       (2,136)
    Mortgage-backed ........................          8,119        11,965          (3,846)        (544)      (3,302)
    State and municipal ....................          4,919         4,024             895         (100)         995
    Other ..................................            668         1,197            (529)         (71)        (458)
                                                ------------  ------------   -------------
     Total held-to-maturity ................         20,953        25,931          (4,978)         401       (5,379)
  Available-for-sale:**
    U.S. Government and agency .............         44,347        50,214          (5,867)      (1,678)      (4,189)
    Mortgage-backed ........................         60,779        65,104          (4,325)         262       (4,587)
    Other ..................................         10,783        10,630             153       (1,146)       1,299
                                                ------------  ------------   -------------
     Total available-for-sale ..............        115,909       125,948         (10,039)      (2,332)      (7,707)
                                                ------------  ------------   -------------
     Total securities ......................        136,862       151,879         (15,017)      (2,565)     (12,452)
Interest-bearing bank balances .............          1,523         2,193            (670)        (155)        (515)
Federal funds sold and securities
  purchased under resale agreements ........          7,492         5,802           1,690        1,133          557
Trading account assets .....................         10,357         5,653           4,704        5,373         (669)
                                                ------------  ------------   -------------
     Total interest-earning assets .........      1,254,658     1,140,538         114,120       37,613       76,507
INTEREST EXPENSE
Interest-bearing demand ....................         17,846        12,725           5,121        4,864          257
Savings and money market savings ...........        131,131       113,547          17,584       13,013        4,571
Savings certificates .......................        117,737       113,449           4,288        2,287        2,001
Large denomination certificates ............         56,144        43,726          12,418        3,255        9,163
                                                ------------  ------------   -------------
     Total interest-bearing deposits in
       domestic offices ....................        322,858       283,447          39,411       25,416       13,995
Interest-bearing deposits in foreign
  offices ..................................         51,922        23,920          28,002        5,112       22,890
                                                ------------  ------------   -------------
     Total interest-bearing deposits .......        374,780       307,367          67,413       35,257       32,156
Federal funds purchased and securities
  sold under repurchase agreements .........         77,295        64,464          12,831       14,649       (1,818)
Commercial paper ...........................         22,016        15,681           6,335        3,631        2,704
Other short-term borrowed funds ............         24,006        23,025             981        6,786       (5,805)
                                                ------------  ------------   -------------
     Total short-term borrowed funds........        123,317       103,170          20,147       24,263       (4,116)
Bank notes .................................         31,869        38,587          (6,718)       3,219       (9,937)
Other long-term debt .......................         95,895        73,186          22,709        4,340       18,369
                                                ------------  ------------   -------------
     Total long-term debt ..................        127,764       111,773          15,991        8,645        7,346
                                                ------------  ------------   -------------
     Total interest-bearing liabilities ....        625,861       522,310         103,551       67,040       36,511
                                                ------------  ------------   -------------
Interest rate spread
Net yield on interest-earning assets and
  net interest income ........................  $   628,797   $   618,228   $      10,569      (28,293)      38,862
                                                ============  ============   =============

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
** Volume amounts are reported at amortized cost; excludes pretax unrealized losses of $149 million in 2000 and pretax unrealized gains of $119 million in 1999.

               Consolidated Financial Results

Net Interest   Wachovia's taxable equivalent net interest income rose $11
Income         million or 1.7 percent from the first quarter of 1999 to $629 million. The rising rate environment during the last half of 1999 and continuing into the first quarter of 2000 was considerably different from that of a year ago. For the first quarter of 2000, the average federal funds rate and Wachovia's average prime lending rate were 5.68 percent and 8.69 percent, respectively, compared with 4.73 percent and 7.75 percent, respectively, for the first quarter of 1999. The increase in both rates reflects five 25 basis point rate increases since
               July 1999 by the Federal Reserve to slow the economy.

               Wachovia's net yield on interest-earning assets was 4.20 percent compared with 4.41 percent reported for the first quarter of 1999. Most of the year-over-year decline in the net yield on interest-earning assets was caused by changes in interest-earning asset mix, resulting from $1.4 billion of credit card securitization transactions offset by solid growth in the commercial loan portfolio. The funding cost associated with acquisitions completed during 1999 and the first quarter of 2000 also contributed to the decline. The impact of the securitization transactions and the business mix of the acquired companies reduced net interest income and increased noninterest income.


Managed Credit Card Data                                             Table 7
--------------------------------------------------------------------------------
(thousands)

                                                               2000
                                                           ------------
                                                               First
                                                              Quarter
                                                           ------------
Average credit card loans ..............................   $ 7,771,010
Period-end loans .......................................     8,256,409
Net loan losses ........................................        87,040
Annualized net loan losses to average loans ............          4.48%
Delinquencies (30 days or more) to period-end loans ....          3.72

                                                                                      1999
                                                            ---------------------------------------------------------
                                                              FOURTH          THIRD         SECOND          FIRST
                                                              QUARTER        QUARTER        QUARTER        QUARTER
                                                            -----------    ------------   ------------   ------------
Average credit card loans ..............................    $6,397,350     $ 6,343,811    $ 6,327,848    $ 6,430,397
Period-end loans .......................................     6,632,439       6,371,927      6,340,473      6,350,625
Net loan losses ........................................        57,720          59,261         70,563         69,632
Annualized net loan losses to average loans ............          3.61%           3.74%          4.46%          4.33%
Delinquencies (30 days or more) to period-end loans ....          3.22            3.35           2.79           3.02


               The average yield on interest-earning assets increased 24 basis points from the first quarter of 1999. The rise in rates increased yields in almost all loan categories. The increase in yields was tempered by the addition of the on-book Partners First credit card portfolio that had a number of loans accruing at low introductory rates. Yields also were subdued by the successful implementation of a prime rate home equity product that has a lower rate than the existing portfolio. Asset mix contributed to the lower net yield on interest-earning assets as credit card loans for the first quarter of 2000 represented 8 percent of total interest-earning assets compared with 10 percent for the first quarter of 1999. Securitization transactions completed during 1999 and strong growth in the commercial and real estate loan portfolios accounted for most of the change in mix.

               The average rate paid on interest-bearing liabilities increased by 51 basis points from the first quarter of 1999. Core deposit funding increased $684 million due to growth within Wachovia's current geographic region and the acquisition of the Bank of Canton that added approximately $169 million in core deposits. The growth was somewhat offset by the sale of branches in the third quarter of 1999. The remainder of the growth in interest-earning assets was funded by wholesale sources.

               For the remainder of the year, management expects the net yield on interest-earning assets to remain near the 4.20 percent rate reported for the first quarter. Net interest income is anticipated to grow approximately 6 percent for the year given management's expectation for loan growth of approximately 10 percent.

Net Interest Income and Average Balances                             Table 8
--------------------------------------------------------------------------------


                                                     Twelve
                                                     Months              2000
                                                     Ended           ------------
                                                    March 31,            First
                                                      2000              Quarter
                                                   -----------       ------------
Net Interest Income --
 Taxable Equivalent (thousands)
Interest income:
 Loans -- including fees ......................... $4,145,475        $ 1,098,424
 Securities ......................................   599,982             136,862
 Interest-bearing bank balances ..................     6,720               1,523
 Federal funds sold and securities
  purchased under resale agreements ..............    32,386               7,492
 Trading account assets ..........................    36,863              10,357
                                                   -----------       -----------
    Total ........................................ 4,821,426           1,254,658
Interest expense:
 Interest-bearing demand .........................    63,555              17,846
 Savings and money market savings ................   495,141             131,131
 Savings certificates ............................   451,871             117,737
 Large denomination certificates .................   184,957              56,144
 Interest-bearing deposits in foreign offices.....   137,084              51,922
 Short-term borrowed funds .......................   477,308             123,317
 Long-term debt ..................................   490,369             127,764
                                                   -----------       -----------
    Total ........................................ 2,300,285             625,861
                                                   -----------       -----------
Net interest income .............................. $2,521,141        $   628,797
                                                   ===========       ===========
Annualized net yield on
 interest-earning assets .........................      4.28%               4.20%
Average Balances (millions)
Assets:
 Loans -- net of unearned income ................. $  48,287         $    50,550
 Securities ......................................     9,134               8,395
 Interest-bearing bank balances ..................       110                  97
 Federal funds sold and securities
  purchased under resale agreements ..............       616                 525
 Trading account assets ..........................       810                 623
                                                   -----------       -----------
    Total interest-earning assets ................    58,957              60,190
 Cash and due from banks .........................     3,095               2,981
 Premises and equipment ..........................       958                 945
 Other assets ....................................     3,837               4,355
 Unrealized gains (losses) on securities
  available-for-sale .............................       (48)               (149)
 Allowance for loan losses .......................      (549)               (567)
                                                   -----------       -----------
    Total assets ................................. $  66,250         $    67,755
                                                   ===========       ===========
Liabilities and shareholders' equity:
 Interest-bearing demand ......................... $   4,679         $     4,755
 Savings and money market savings ................    13,456              13,363
 Savings certificates ............................     8,795               8,966
 Large denomination certificates .................     3,480               4,025
 Interest-bearing deposits in foreign offices.....     2,667               3,764
 Short-term borrowed funds .......................     9,309               8,920
 Long-term debt ..................................     8,245               8,081
                                                   -----------       -----------
    Total interest-bearing liabilities ...........    50,631              51,874
 Demand deposits .................................     8,318               8,319
 Other liabilities ...............................     1,778               1,874
 Shareholders' equity ............................     5,523               5,688
                                                   -----------       -----------
    Total liabilities and shareholders'
     equity ...................................... $  66,250         $    67,755
                                                   ===========       ===========
Total deposits ................................... $  41,395         $    43,192




                                                                                1999
                                                   ------------------------------------------------------------
                                                       Fourth           Third          Second          First
                                                       Quarter         Quarter         Quarter        Quarter
                                                   -------------     -----------    ------------   ------------
Net Interest Income --
 Taxable Equivalent (thousands)
Interest income:
 Loans -- including fees .........................   $ 1,062,662     $ 1,004,538    $    979,851   $    975,011
 Securities ......................................       150,305         154,296         158,519        151,879
 Interest-bearing bank balances ..................         2,175           1,631           1,391          2,193
 Federal funds sold and securities
  purchased under resale agreements ..............         9,403           7,062           8,429          5,802
 Trading account assets ..........................        11,064           7,335           8,107          5,653
                                                   -------------     -----------    ------------   ------------
    Total ........................................     1,235,609       1,174,862       1,156,297      1,140,538
Interest expense:
 Interest-bearing demand .........................        16,439          15,279          13,991         12,725
 Savings and money market savings ................       126,428         121,106         116,476        113,547
 Savings certificates ............................       112,639         110,569         110,926        113,449
 Large denomination certificates .................        45,867          39,954          42,992         43,726
 Interest-bearing deposits in foreign offices.....        36,393          24,730          24,039         23,920
 Short-term borrowed funds .......................       129,354         112,336         112,301        103,170
 Long-term debt ..................................       129,463         124,265         108,877        111,773
                                                   -------------     -----------    ------------   ------------
    Total ........................................       596,583         548,239         529,602        522,310
                                                   -------------     -----------    ------------   ------------
Net interest income ..............................   $   639,026     $   626,623    $    626,695   $    618,228
                                                   =============     ===========    ============   ============
Annualized net yield on
 interest-earning assets .........................          4.26%           4.29%           4.31%          4.41%
Average Balances (millions)
Assets:
 Loans -- net of unearned income .................   $    48,593     $    47,003    $     47,012   $     46,261
 Securities ......................................         9,016           9,461           9,664          9,221
 Interest-bearing bank balances ..................           136             124              83            130
 Federal funds sold and securities
  purchased under resale agreements ..............           681             550             707            483
 Trading account assets ..........................         1,027             790             798            700
                                                   -------------     -----------    ------------   ------------
    Total interest-earning assets ................        59,453          57,928          58,264         56,795
 Cash and due from banks .........................         3,532           2,888           2,975          3,071
 Premises and equipment ..........................           955             962             970            911
 Other assets ....................................         3,653           3,632           3,713          4,047
 Unrealized gains (losses) on securities
  available-for-sale .............................           (65)            (47)             68            119
 Allowance for loan losses .......................          (546)           (548)           (536)          (535)
                                                   -------------     -----------    ------------   ------------
    Total assets .................................   $    66,982     $    64,815    $     65,454   $     64,408
                                                   =============     ===========    ============   ============
Liabilities and shareholders' equity:
 Interest-bearing demand .........................   $     4,653     $     4,617    $      4,691   $      4,665
 Savings and money market savings ................        13,470          13,566          13,424         12,889
 Savings certificates ............................         8,774           8,696           8,746          8,846
 Large denomination certificates .................         3,428           3,076           3,394          3,377
 Interest-bearing deposits in foreign offices.....         2,782           2,041           2,088          2,069
 Short-term borrowed funds .......................         9,836           8,848           9,629          9,292
 Long-term debt ..................................         8,327           8,571           7,998          7,627
                                                   -------------     -----------    ------------   ------------
    Total interest-bearing liabilities ...........        51,270          49,415          49,970         48,765
 Demand deposits .................................         8,326           8,368           8,261          8,062
 Other liabilities ...............................         1,831           1,641           1,764          2,267
 Shareholders' equity ............................         5,555           5,391           5,459          5,314
                                                   -------------     -----------    ------------   ------------
    Total liabilities and shareholders'
     equity ......................................   $    66,982     $    64,815    $     65,454   $     64,408
                                                   =============     ===========    ============   ============
Total deposits ...................................   $    41,433     $    40,364    $     40,604   $     39,908

Related        Wachovia continued to experience strong loan growth during 1999
Balance Sheet  and through the first quarter of 2000. In comparison with the
Analysis       first quarter of 1999, average loan volumes increased $4.289 billion. Adjusting for the effects of the securitization transactions and acquisitions, average loan balances grew at approximately 10 percent, primarily in the commercial and commercial real estate categories. In comparison to the fourth quarter of 1999, average loan volume grew $1.957 billion, of which acquisitions accounted for approximately $460 million.
               Excluding the acquisitions, annualized loan growth approximated
               12 percent. Economic conditions in Wachovia's five state primary lending area, as well as nationally, have been good and resulted in strong demand for construction financing and commercial mortgages despite recent Federal Reserve rate increases. For the remainder of the year, management expects loan volume to grow at a rate of approximately 10 percent annualized.


Period-End Loans by Category                                         Table 9
--------------------------------------------------------------------------------
(thousands)

                                    March 31        Dec. 31       Sept. 30        June 30       March 31
                                        2000           1999           1999           1999           1999
                                 -----------    -----------    -----------    -----------    -----------
Commercial ..................... $17,160,717    $17,042,740    $16,166,045    $16,852,028    $15,639,116
Tax-exempt .....................     673,634        690,053        757,601        796,523        871,271
                                 -----------    -----------    -----------    -----------    -----------
    Total commercial ...........  17,834,351     17,732,793     16,923,646     17,648,551     16,510,387
Direct retail ..................   1,160,287      1,063,619      1,053,909      1,082,526      1,066,011
Indirect retail ................   3,856,229      3,740,683      3,616,862      3,458,466      3,324,238
Credit card ....................   4,860,455      4,736,485      4,475,973      4,944,519      4,954,671
Other revolving credit .........     715,317        667,149        620,342        588,880        552,908
                                 -----------    -----------    -----------    -----------    -----------
    Total retail ...............  10,592,288     10,207,936      9,767,086     10,074,391      9,897,828
Construction ...................   2,577,621      2,311,362      2,235,387      2,233,128      2,087,886
Commercial mortgages ...........   8,164,304      7,754,206      7,550,770      7,289,241      7,076,217
Residential mortgages ..........   7,994,283      7,756,983      7,498,541      7,385,728      7,301,984
                                 -----------    -----------    -----------    -----------    -----------
    Total real estate ..........  18,736,208     17,822,551     17,284,698     16,908,097     16,466,087
Lease financing ................   2,696,605      2,597,271      2,453,749      2,346,467      2,172,158
Foreign ........................   1,265,864      1,260,674      1,195,842      1,450,580      1,346,672
                                 -----------    -----------    -----------    -----------    -----------
    Total loans ................ $51,125,316    $49,621,225    $47,625,021    $48,428,086    $46,393,132
                                 ===========    ===========    ===========    ===========    ===========


               Average balances of securities for the first quarter of 2000 declined in comparison to both the first and fourth quarters of 1999. During 1999, Wachovia allowed portfolio attrition to fund a portion of the loan growth. During the first quarter of 2000, maturing securities were replaced to maintain the portfolio near the level it was at the end of 1999.


Securities                                                         Table 10
--------------------------------------------------------------------------------
March 31, 2000 (thousands)



Securities available-for-sale at fair value:
 U.S. Government and agency ................  $2,799,546
 Mortgage-backed ...........................   3,635,817
 Other .....................................     674,495
                                              ----------
    Total available-for-sale ...............   7,109,858
Securities held-to-maturity:
 U.S. Government and agency ................     448,688
 Mortgage-backed ...........................     413,631
 State and municipal .......................     210,816
 Other .....................................      41,049
                                              ----------
    Total held-to-maturity .................   1,114,184
                                              ----------
    Total securities .......................  $8,224,042
                                              ==========


               The increase in other assets from the first and fourth quarters of 1999 is primarily the result of increased intangible assets resulting from acquisitions.

               Average core deposits grew approximately $684 million and $186 million from the first and fourth quarters of 1999, respectively. The acquisition of the Bank of Canton accounted for $169 million of the increase from both 1999 periods. Most of the remaining increase from a year ago occurred in Wachovia's Premiere money market deposit products.

               Wachovia utilizes a wide variety of wholesale funding sources including large denomination certificates of deposit, foreign deposits, repurchase agreements, federal funds, Federal Home Loan Bank advances, Bank Notes and senior and subordinated debt to fund the balance sheet. The mix of wholesale funding is determined based on balance sheet management needs and available pricing. Several large debt transactions affect comparability of both period-end and average balances between reported periods. During 1999, Wachovia issued $1 billion in senior and subordinated debt. On March 31, 2000, Wachovia issued $300 million in subordinated debt that replaced $300 million in subordinated debt that matured on December 15, 1999.

Liquidity      Wachovia manages liquidity at both the parent and subsidiary
Management     levels through active management of the balance sheet. Parent company liquidity comes from short-term investments that can be sold immediately, the ability to issue debt and equity securities, and from dividends and interest income from subsidiaries. At March 31, 2000, Wachovia Corporation had $971 million in interest-bearing balances with Wachovia Bank, N.A.
               ("Wachovia Bank"), and $1.6 billion available for issuance as senior or subordinate debt securities under existing shelf registrations filed with the Securities and Exchange Commission.
               At April 1, 2000, $695 million was available from Wachovia Bank to pay dividends to Wachovia Corporation without prior regulatory approval. As a back-up liquidity facility for commercial paper, Wachovia has $490 million in lines of credit from unaffiliated banks. No borrowings have occurred under these lines.

               Wachovia Corporation's senior notes are rated Aa3 by Moody's and AA- by Standard & Poor's, and its subordinated notes are rated A1 by Moody's and A+ by Standard & Poor's. The subordinated debt securities qualify for inclusion in Tier II capital under risk-based capital guidelines. Capital securities, also classified as part of other long-term debt, totaled $997 million at March 31, 2000. The capital securities are rated aa3 by Moody's and A by Standard & Poor's and qualify as Tier I capital under risk-based capital guidelines.

               Through its global bank note program, Wachovia Bank is authorized to issue up to $21.557 billion of bank notes. The global bank note program consists of issuances with original maturities beginning at seven days. Bank notes with original maturities of one year or less are included in other short-term borrowed funds, and bank notes with original maturities greater than one year are considered medium-term in nature and are classified as long-term debt. Under the existing offering circular, Wachovia Bank can have outstanding up to $10 billion of notes at any one time with original maturities from 7 to 270 days. Wachovia Bank may issue up to an aggregate of $8 billion of notes with maturities of more than 270 days. At March 31, 2000, Wachovia Bank had approximately $6.8 billion of the notes with maturities of more than 270 days available under the existing authorization. Short-term bank notes outstanding as of March 31, 2000 were $210 million, with an average cost of 5.97 percent and an average maturity of less than 1 month. Medium-term bank notes were $1.974 billion on the same date, with an average cost of 6.15 percent and an average maturity of
               5.2 years. Short-term issues under the global bank note program are rated P-1 by Moody's and A-1+ by Standard & Poor's, while medium-term issues are rated Aa2 by Moody's and AA by Standard & Poor's.

Allowance for Loan Losses                                          Table 11
--------------------------------------------------------------------------------
(thousands)

                                                    2000                             1999
                                                 ----------    --------------------------------------------------
                                                    First       Fourth         Third       Second        First
                                                   Quarter      Quarter       Quarter      Quarter      Quarter
                                                 ----------    ----------    ----------   ---------    ----------
Summary of Transactions
Balance at beginning of period ...............   $ 554,810     $ 553,894     $ 548,540    $548,302     $ 547,992
Additions from acquisitions ..................      40,504          ----          ----          39          ----
Provision for loan losses ....................      73,666        66,174        76,770      74,525        80,636
Deduct net loan losses:
 Loans charged off:
  Commercial .................................      11,280        17,805        15,509       7,592         5,862
  Credit card ................................      62,883        49,478        54,925      69,619        74,094
  Other revolving credit .....................       2,379         1,332         2,305       3,126         2,889
  Other retail ...............................       9,875         8,905         8,561       7,888         8,910
  Real estate ................................       1,220         2,632         4,005       1,397         1,488
  Lease financing ............................         568           908           855         585           592
  Foreign ....................................        ----          ----          ----        ----          ----
                                                 ---------   -----------     ---------    --------     ---------
    Total ....................................      88,205        81,060        86,160      90,207        93,835
 Recoveries:
  Commercial .................................         621         2,400         1,018       1,667         1,956
  Credit card ................................      10,129         8,152         8,967       8,618         7,045
  Other revolving credit .....................         647           610           774         828           707
  Other retail ...............................       2,566         2,886         2,674       2,718         2,813
  Real estate ................................         786         1,627         1,124       1,836           849
  Lease financing ............................         131           127           187         214           139
  Foreign ....................................        ----          ----          ----        ----          ----
                                                 ---------   -----------     ---------    --------     ---------
    Total ....................................      14,880        15,802        14,744      15,881        13,509
                                                 ---------   -----------     ---------    --------     ---------
 Net loan losses .............................      73,325        65,258        71,416      74,326        80,326
                                                 ---------   -----------     ---------    --------     ---------
Balance at end of period .....................   $ 595,655     $ 554,810     $ 553,894    $548,540     $ 548,302
                                                 =========   ===========     =========    ========     =========
Net Loan Losses (Recoveries) by Category
Commercial ...................................   $  10,659     $  15,405     $  14,491    $  5,925     $   3,906
Credit card ..................................      52,754        41,326        45,958      61,001        67,049
Other revolving credit .......................       1,732           722         1,531       2,298         2,182
Other retail .................................       7,309         6,019         5,887       5,170         6,097
Real estate ..................................         434         1,005         2,881        (439)          639
Lease financing ..............................         437           781           668         371           453
Foreign ......................................        ----          ----          ----        ----          ----
                                                 ---------   -----------     ---------    --------     ---------
    Total ....................................   $  73,325     $  65,258     $  71,416    $ 74,326     $  80,326
                                                 =========   ===========     =========    ========     =========
Net loan losses -- excluding credit cards ....   $  20,571     $  23,932     $  25,458    $ 13,325     $  13,277
Annualized Net Loan Losses (Recoveries) to
 Average Loans by Category
Commercial ...................................         .24%          .35%          .36%        .14%          .10%
Credit card ..................................        4.32          3.67          3.76        4.95          4.58
Other revolving credit .......................        1.00           .45          1.02        1.61          1.60
Other retail .................................         .60           .51           .51         .47           .56
Real estate ..................................         .01           .02           .07        (.01)          .02
Lease financing ..............................         .07           .13           .11         .07           .09
Foreign ......................................        ----          ----          ----        ----          ----
Total loans ..................................         .58           .54           .61         .63           .69
Total loans -- excluding credit cards ........         .18           .22           .24         .13           .13
Period-end allowance to outstanding loans ....        1.17          1.12          1.16        1.13          1.18

Allowance for  Wachovia's allowance for loan losses is maintained at a level
Loan Losses    believed by management to be adequate to absorb probable losses inherent in the loan portfolio as of the date of the financial statements. At March 31, 2000, the allowance for loan losses was $596 million or 1.17 percent of outstanding loans compared with $555 million or 1.12 percent and $548 million or 1.18 percent at December 31, 1999 and March 31, 1999, respectively. The allowance for loan losses varied over the periods presented as a result of changes in the portfolio's risk profile reflecting changes in portfolio mix. The change in the ratio of allowance for loan losses to loans for the periods presented was directly related to changes in the credit card portfolio resulting from a securitization transaction in September 1999 and the acquisition of the Partners First credit card portfolio in February 2000.

               The provision for loan losses charged to earnings was an amount sufficient to maintain the allowance for loan losses at the appropriate level as described previously. For the first quarter of 2000, the provision for loan losses was $74 million compared with $81 million for the same period of 1999. Many factors influence the amount of provision expense recorded during a given period, including changes in asset mix, asset quality and growth in the overall portfolio. Since credit card loans carry significantly higher historical loss rates than the rest of the portfolio, changes in their proportion to the overall loan portfolio has the greatest impact on the loan loss provision during times of stable credit quality. For the first quarter of 2000, average credit card loans accounted for approximately 10 percent of the total loan portfolio and 72 percent of total net charge-offs for the quarter compared with 13 percent and 83 percent, respectively, for the first quarter of 1999. Credit card loss rates show improvement over the first quarter of 1999 due to lower levels of borrower bankruptcies and contractual charge-offs, which occur when balances become more than 180 days past due. For the rest of the loan portfolio, loss rates remain favorable and consistent with recent historical trends. Excluding credit cards, the annualized net charge-off rate for the first quarter of 2000 was .18 percent compared with .13 percent a year ago.

               Given an outlook for stable credit quality and loan growth of approximately 10 percent for the year, management expects the provision for loan losses for the year to be in the $325 million and $340 million range.

               Asset quality remained high and within an acceptable level at March 31, 2000, although nonper-forming assets increased from both March 31, 1999 and December 31, 1999. The net increase of $22 million in nonperforming assets from December 31, 1999 primarily was attributable to one commercial credit of $45 million that was downgraded during the quarter. At March 31, 2000, Wachovia's nonperforming assets represent .48 percent of total loans and foreclosed property compared with .45 percent and .37 percent at December 31, 1999 and March 31, 1999, respectively. At March 31, 2000 there were no significant concentrations of loans in any one industry.


Nonperforming Assets and Contractually Past Due Loans              Table 12
--------------------------------------------------------------------------------
(thousands)

                                                            Mar. 31       Dec. 31      Sept. 30       Jun. 30       Mar. 31
                                                                 2000        1999           1999         1999            1999
                                                           ----------    --------      ---------     --------      ----------
Nonperforming assets:
 Cash-basis assets .......................................  $226,176     $204,098       $214,594     $209,550       $144,763
 Restructured loans ......................................      ----        ----            ----        ----            ----
                                                           ----------    --------      ---------     --------      ----------
    Total nonperforming loans ............................   226,176     204,098         214,594     209,550         144,763
 Foreclosed property:
  Foreclosed real estate .................................    17,665      19,759          24,540      28,354          30,285
  Less valuation allowance ...............................     4,077       5,941           7,456       8,162           9,590
  Other foreclosed assets ................................     6,343       5,874           6,602       5,045           4,998
                                                           ----------    --------      ---------     --------      ----------
    Total foreclosed property ............................    19,931      19,692          23,686      25,237          25,693
                                                           ----------    --------      ---------     --------      ----------
    Total nonperforming assets ...........................  $246,107     $223,790       $238,280     $234,787       $170,456
                                                           ==========    ========      =========     ========      ==========
 Nonperforming loans to period-end loans .................       .44%        .41%            .45%        .43%            .31%
 Nonperforming assets to period-end loans and
  foreclosed property ....................................       .48         .45             .50         .48             .37
 Period-end allowance for loan losses times
  nonperforming loans ....................................      2.63x       2.72x           2.58x       2.62x           3.79x
 Period-end allowance for loan losses times
  nonperforming assets ...................................      2.42        2.48            2.32        2.34            3.22
Contractually past due loans -- accruing loans past due
 90 days or more .........................................  $126,318     $97,642        $106,755     $99,486        $137,116
                                                           ==========    ========      =========     ========      ==========

Noninterest Income                                                 Table 13
--------------------------------------------------------------------------------
(thousands)

                                                           2000                          1999
                                                        ----------   ---------------------------------------------
                                                           First      Fourth      Third       Second      First
                                                          Quarter     Quarter     Quarter     Quarter     Quarter
                                                        ----------   ---------   ---------   ---------   ---------
Service charges on deposit accounts ...................  $100,811    $ 96,642    $ 94,595    $ 91,454    $ 86,955
Fees for trust services ...............................    51,234      52,283      60,066      54,907      49,136
Credit card income -- net of interchange payments .....    71,182      65,046      70,786      58,110      61,301
Investment fees .......................................    96,770      78,747      69,364      69,877      17,362
Capital markets income ................................    44,786      48,965      41,914      41,780      38,112
Electronic banking ....................................    23,396      24,303      23,310      22,558      18,455
Mortgage fees .........................................     5,001       5,006       7,378       9,863      10,966
Bankers' acceptance and letter of credit fees .........    11,597      12,444      11,688      11,563      10,342
Other service charges and fees ........................    29,181      26,720      19,494      18,153      15,526
Other income ..........................................    36,841      29,313      34,246      26,279      25,114
                                                        ---------   ---------    --------    --------    --------
  Total other operating revenue .......................   470,799     439,469     432,841     404,544     333,269
Securities gains ......................................       167          60         147      10,453         234
                                                        ---------   ---------    --------    --------    --------
  Total ...............................................  $470,966    $439,529    $432,988    $414,997    $333,503
                                                        =========   =========    ========    ========    ========

Noninterest    Operating revenue, which excludes securities transactions, grew
Income         $138 million or 41.3 percent year over year to $471 million. All major categories advanced except for mortgage fees. Increases were led by investment fees, service charges on deposit accounts, credit card income and other service charges. The higher level of income reflected continued business expansion, as well as the impact of purchase transactions completed in both years. First quarter 1999 operating revenue included a $17 million gain from the sale of credit card receivables in a securitization transaction. Excluding additions from the purchase and securitization transactions, other operating revenue rose approximately 13 percent for the quarter and is expected to grow in the range of 12 to 14 percent for the year.

               Investment fee income grew quarter to quarter by $79 million to a level of $97 million, principally due to the acquisitions of Interstate/Johnson Lane and OFFITBANK. Increases occurred in annuity premiums, up $8 million, mutual fund commissions, up $14 million, portfolio management fees, up $20 million, and equity and option commissions, up $36 million. Exclusive of the acquisitions, investment fees grew at a rate estimated to be in excess of 20 percent, primarily due to high transaction volume during the first quarter of 2000.

               Service charges on deposit accounts increased $14 million or
               15.9 percent, with growth concentrated in commercial analysis fees of $8 million and overdraft charges of $4 million.

               Credit card income was higher by $10 million or 16.1 percent, which included the $17 million gain on sale of loans in 1999. Exclusive of the effects of the 1999 securitization transactions and the Partners First portfolio acquisition, credit card income increased approximately 17 percent from the first quarter of 1999, primarily due to increased pricing for overlimit charges and other fees. Acquisition of the $2 billion managed receivables portfolio from Partners First Holdings LLC on February 1, 2000 added $11 million in credit card income to the quarter.

               Other service charges and fees rose $14 million or 87.9 percent for the quarter. Most of the increase in this category was due to servicing fees on securitized credit card portfolios, which rose $12 million. Servicing fees related to the Partners First portfolio amounted to $5 million for the quarter.

               Electronic banking fees rose $5 million or 26.8 percent quarter to quarter. The bulk of the increase was in debit card interchange income, up $4 million or 52.4 percent, the result of increased consumer acceptance of the service and higher levels of consumer spending.

               Capital markets income increased $7 million or 17.5 percent for the quarter. Higher income on sales commissions, much of it generated through the acquisition of Interstate/Johnson Lane, primarily was responsible for the increase.

               Mortgage fees declined $6 million or 54.4 percent for the quarter, reflecting reduced sales of servicing rights on fixed-rate mortgages due to lower origination volumes. Interest rates continued to rise throughout the period, resulting in a shift in consumer demand toward adjustable-rate mortgages, which are generally held in the loan portfolio. Rising interest rates also slowed refinancing activity, resulting in lower origination fees.


Noninterest Expense                                                Table 14
--------------------------------------------------------------------------------
(thousands)

                                                            2000                           1999
                                                          --------   -------------------------------------------------
                                                           First      Fourth        Third         Second        First
                                                          Quarter     Quarter       Quarter       Quarter      Quarter
                                                          --------   ----------     --------     ---------    --------
Salaries ..............................................   $287,629     $276,048     $266,488     $ 259,733    $218,115
Employee benefits .....................................     56,252       48,240       50,572        48,019      53,071
                                                          --------   ----------     --------     ---------    --------
  Total personnel expense .............................    343,881      324,288      317,060       307,752     271,186
Net occupancy expense .................................     39,526       38,486       38,955        38,908      34,933
Equipment expense .....................................     49,195       52,425       49,081        49,714      46,842
Postage and delivery ..................................     13,817       13,912       13,700        13,670      14,128
Outside data processing, programming and software .....     26,874       27,370       26,385        25,561      23,457
Stationery and supplies ...............................      9,072        9,270        9,262         8,598       8,809
Advertising and sales promotion .......................     16,649       21,090       16,086        17,173      12,119
Professional services .................................     13,532       23,008       18,619        19,351      14,024
Travel and business promotion .........................      9,572       10,106        9,138         8,749       5,951
Telecommunications ....................................     14,726       14,801       13,915        15,978      13,394
Amortization of intangible assets .....................     20,797       14,540       13,156        12,230      10,953
Foreclosed property expense -- net of income ..........     (2,722)        (602)        (470)          301         (82)
Merger-related charges* ...............................      8,158        5,669        5,293         8,347        ----
Litigation settlement charge ..........................     20,000         ----         ----          ----        ----
Other expense .........................................     54,901       46,255       47,012        54,285      36,484
                                                          --------   ----------     --------     ---------    --------
  Total ...............................................   $637,978     $600,618     $577,192     $ 580,617    $492,198
                                                          ========   ==========     ========     =========    ========
Overhead ratio ........................................       58.0%        55.7%        54.5%         56.3%       51.7%
Overhead ratio without nonrecurring charges ...........       55.5         55.2         54.0          55.5        51.7

* Nonrecurring charges.

Noninterest    Total noninterest expense rose $146 million or 29.6 percent for
Expense        the quarter. Comparisons between 2000 and 1999 are impacted by acquisitions, merger-related expenses and a one-time litigation charge. Excluding the effects of these items, noninterest expense rose approximately 4 percent for the quarter and is expected to increase at a rate of approximately 6 percent for the year.
               Expenses incurred during the quarter for the conclusion of the Year 2000 project were minimal.

               Total personnel expense increased $73 million or 26.8 percent. Salaries expense rose $70 million or 31.9 percent, primarily due to expanded incentive pay for revenue-generating businesses and to a higher employee base from acquisitions. Exclusive of acquisitions, total personnel expense increased approximately 5 percent quarter over quarter. Employee benefits expense increased $3 million or 6 percent, primarily concentrated in retirement plan expenses and payroll taxes.

               Net occupancy expense rose $5 million or 13.1 percent, largely reflecting increased operating premise lease costs up resulting from the expansion of physical facilities. Equipment expense increased $2 million or 5.0 percent, led by depreciation of computers and peripheral equipment, up $3 million, and external equipment maintenance, both reflecting continued growth in technology investments.

               Remaining combined categories of noninterest expense rose $38 million or 27.3 percent. The most significant quarter-to-quarter increase occurred in amortization of intangible assets resulting from acquisitions completed since March 31, 1999. Other increases were largely in the areas of credit card solicitation expense, software maintenance, amortization of externally purchased software, franchise taxes, external bankcard processing associated with the Partners First acquisition and gains on the sale of foreclosed properties. Excluding the addition of acquisitions, nonpersonnel costs increased by approximately 4 percent quarter to quarter.

Income Taxes                                                       Table 15
--------------------------------------------------------------------------------
(thousands)

                                                                  Three Months Ended
                                                                       March 31
                                                                ----------------------
                                                                   2000        1999
                                                                ---------   ----------
Income before income taxes ....................................  $ 378,818   $ 368,745
                                                                ==========  ==========
Federal income taxes at statutory rate ........................  $ 132,587   $ 129,061
State and local income taxes -- net of federal benefit ........      8,695       8,052
Effect of tax-exempt securities interest and other income .....    (11,269)    (11,194)
Other items ...................................................      4,098        (410)
                                                                ----------  ----------
    Total tax expense .........................................  $ 134,111   $ 125,509
                                                                ==========  ==========
Current:
 Federal ......................................................  $  55,215   $  21,523
 Foreign ......................................................        336         302
 State and local ..............................................     10,349       6,614
                                                                ----------  ----------
    Total .....................................................     65,900      28,439
Deferred:
 Federal ......................................................     65,184      91,297
 State and local ..............................................      3,027       5,773
                                                                ----------  ----------
    Total .....................................................     68,211      97,070
                                                                ----------  ----------
    Total tax expense .........................................  $ 134,111   $ 125,509
                                                                ==========  ==========

Income Taxes   Applicable income taxes for the first quarter of 2000 increased
               $9 million or 6.9 percent from the prior year. Wachovia's effective tax rate has risen as a result of a decrease in the proportion of tax-exempt income to total income, as well as an increase in nondeductible amortization associated with purchase business combinations.

New Accounting In June 1998, the Financial Accounting Standards Board issued
Standards      Statement of Financial Accounting Standards No. 133,
               "Accounting for Derivative Instruments and Hedging Activities"
               (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition.
               Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for Wachovia's December 31, 2001 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management is in the process of assessing the impact and plans to adopt the standard effective
               January 1, 2001. Adoption is not expected to result in a material financial impact.


               Shareholders' Equity and Capital Ratios


               Shareholders' equity at March 31, 2000 was $5.846 billion, up $414 million or 7.6 percent from $5.432 billion one year earlier. Included in shareholders' equity at the end of the first quarter of 2000 was $88 million, net of tax, of unrealized losses on securities available-for-sale compared with unrealized gains of $61 million, net of tax, one year earlier.

               Wachovia repurchased a total of 1,500,000 shares of its common stock as authorized by the Board of Directors during the first quarter of 2000 at an average price of $59 per share for a total cost of $89 million. Included in the total were 573,594 shares repurchased to offset shares issued for the acquisition of B C Bankshares, Inc. and 500,000 shares repurchased to offset shares issued for the acquisition of Commerce National Corporation. Wachovia can repurchase up to 8 million shares of its common stock under a January 28, 2000 authorization effective through January 25, 2002. As of March 31, 2000, a total of 426,406 shares had been repurchased under the January 28, 2000 authorization. Management will continue to work within the guidelines of its share repurchase authorization while assessing the best deployment of Wachovia's capital.

               At its April 28, 2000 meeting, the Board of Directors declared a second quarter dividend of $.54 per share, payable June 1 to shareholders of record as of May 11. The dividend is higher by
               10.2 percent from $.49 per share paid in the same quarter of 1999.

               Intangible assets at March 31, 2000 totaled $1.251 billion, consisting of $913 million of goodwill, $76 million of deposit base intangibles, $259 million of purchased credit card premiums and $3 million of other intangibles. The combined acquisitions of B C Bankshares, Inc. and the Partners First Holdings LLC portfolio added approximately $97 million of goodwill and $230 million of purchased credit card premiums, respectively, based on preliminary information. Intangible assets at the end of the first quarter of 1999 were $677 million, with $537 million of goodwill, $90 million of deposit base intangibles, $39 million of purchased credit card premiums, $10 million of other intangibles.

               Regulatory agencies divide capital into Tier I (consisting of shareholders' equity and certain cumulative preferred stock instruments less ineligible intangible assets) and Tier II (consisting of the allowable portion of the reserve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the unrealized gain or loss, net of tax, on securities available-for-sale. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capital to average assets less ineligible intangible assets.


Capital Components and Ratios                                      Table 16
--------------------------------------------------------------------------------
(thousands)

                                                   2000                                      1999
                                               ------------   ----------------------------------------------------------------
                                                  First          Fourth             Third           Second            First
                                                 Quarter         Quarter           Quarter          Quarter          Quarter
                                               ------------   --------------     ------------     ------------     -----------
Tier I capital:
 Common shareholders' equity ...............   $  5,846,430     $  5,658,457     $  5,628,083     $  5,426,717     $ 5,431,939
 Trust capital securities ..................        996,838          996,744          996,650          996,556         996,462
 Less ineligible intangible assets .........      1,040,021          931,257          944,304          772,696         657,717
 Unrealized losses (gains) on securities
  available-for-sale -- net of tax .........         87,939           72,002           27,600            9,618         (60,642)
                                               ------------   --------------     ------------     ------------     -----------
    Total Tier I capital ...................      5,891,186        5,795,946        5,708,029        5,660,195       5,710,042
Tier II capital:
 Allowable allowance for loan losses .......        595,655          554,810          553,894          548,540         548,302
 Allowable long-term debt ..................      2,407,529        2,107,334        2,137,158        2,136,952       2,191,701
                                               ------------   --------------     ------------     ------------     -----------
    Tier II capital additions ..............      3,003,184        2,662,144        2,691,052        2,685,492       2,740,003
                                               ------------   --------------     ------------     ------------     -----------
    Total capital ..........................   $  8,894,370     $  8,458,090     $  8,399,081     $  8,345,687     $ 8,450,045
                                               ============   ==============     ============     ============     ===========
Risk-adjusted assets .......................   $ 79,228,699     $ 77,060,603     $ 73,870,211     $ 74,897,805     $73,871,880
Quarterly average assets * .................   $ 66,863,406     $ 66,113,697     $ 63,916,969     $ 64,611,973     $63,631,476
Risk-based capital ratios:
 Tier I capital ............................           7.44%            7.52%            7.73%            7.56%           7.73%
 Total capital .............................          11.23            10.98            11.37            11.14           11.44
Tier I leverage ratio ......................           8.81             8.77             8.93             8.76            8.97

* Excludes ineligible intangible assets and average unrealized gains (losses) on securities available-for-sale, net of tax.


               Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks that meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capitalized by regulatory standards. It is Wachovia's policy that it and its banking subsidiaries be well capitalized at all times.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk    Market risk is the risk of loss due to adverse changes in
and Asset/     instrument values or earnings fluctuation resulting from changes
Liability      in market factors including changes in interest rates, foreign
Management     exchange rates, commodity prices and other market variables such as equity price risk. Wachovia primarily is exposed to interest rate risk with immaterial risk exposure to changes in foreign exchange rates and equity prices in the nontrading portfolios.

Trading        Trading market risk is the risk to net income from changes in
Market Risk    the fair value of assets and liabilities and off-balance sheet instruments that are marked-to-market through the income statement. The earnings risk due to changes in fair value in the trading portfolios is limited by the short-term holding periods of some of the portfolios, entering into offsetting trades with market counterparties, establishing and monitoring market risk limits by portfolio, and utilizing various hedging techniques.

               Wachovia uses a value-at-risk (VaR) methodology to gauge potential losses in various trading portfolios due to changes in interest rates. The VaR estimate represents the maximum expected loss in fair value of a trading portfolio over a one day time horizon, given a 99 percent confidence level. In other words, there is about a 1 percent chance, given historical volatility of interest rates, that a loss greater than the VaR estimate will occur by the end of the next day.

               At March 31, 2000, the combined VaR exposure was $393 thousand representing .06 percent of the combined trading portfolio value of $690 million. The combined average VaR exposure for the first quarter of 2000 was $394 thousand representing .07 percent of the combined average trading portfolio value of $539 million. These VaR numbers are for the combined U. S. Treasury and government agency, municipal bond, residential mortgage-backed securities and money market instrument trading portfolios.

Nontrading     Nontrading market risk is the risk to net income from changes
Market Risk    in interest rates on asset, liability and off-balance sheet portfolios other than trading. The risk is driven by potential mismatches resulting from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, and potential exercise of explicit and embedded options. There also is net income risk from changes in market rate relationships known as basis risk.

               Management believes that nontrading interest rate risk is best measured by simulation modeling which calculates expected net income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments, other income and other expense. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings, sales activity, and expected exercise of explicit and embedded options.

               The policy guideline limit for net income simulation is a negative impact to net income of 7.5 percent for the up or down 200 basis point ramp scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 200 basis point gradual rise in rates over the next 12 months would cause approximately a 1.34 percent increase in net income at March 31, 2000 versus a .90 percent decrease one year earlier. A gradual decrease in rates over the next 12 months would cause approximately a 1.37 percent decrease in net income as of March 31, 2000 compared with a .54 percent increase at March 31, 1999. Wachovia runs additional scenarios beyond the standard shock and ramp scenarios, including yield curve steepening, flattening and inversion scenarios. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Extensive assumptions testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and faster- or slower-growing balance sheets.


                         PART II -- OTHER INFORMATION


Item 1. Legal Proceedings


               Wachovia Bank, N.A., a wholly owned subsidiary of Wachovia Corporation, has reached an agreement with the U. S. Department of Labor to settle litigation stemming from a lawsuit begun against South Carolina National Bank in May 1991. Wachovia inherited the lawsuit as a result of the acquisition of South Carolina National Bank in December 1991. The litigation stemmed from the purchase of Charter Medical Corporation's then privately held stock by its Employee Stock Ownership Plan to fund retirement benefits. South Carolina National Bank served as the trustee to the ESOP. The amount of the settlement was $30 million of which $20 million was charged to first quarter 2000 earnings, net of expected insurance proceeds and a previously established reserve.


Item 2. Changes in Securities and Use of Proceeds


               None


Item 3. Defaults Upon Senior Securities


               None


Item 4. Submission of Matters to a Vote of Security Holders


               None


Item 5. Other Information


               None


Item 6. Exhibits and Reports on Form 8-K


               (a) Exhibits -- The exhibits listed on the accompanying Exhibit Index, immediately following the signature page are filed as part of or incorporated by reference into this report.

               (b) Reports on Form 8-K -- None.

                                  SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WACHOVIA CORPORATION


                                      ROBERT S. MCCOY, JR.         May 11, 2000
                                      -----------------------------------------

                                      By: Robert S. McCoy, Jr.
                                          Vice Chairman
                                          Chief Financial Officer


                                      DONALD K. TRUSLOW            May 11, 2000
                                      -----------------------------------------

                                      By: Donald K. Truslow
                                          Senior Executive Vice President,
                                          Treasurer/Comptroller

                                  EXHIBIT INDEX

Exhibit
Number     Description
---------- -------------------------------------------------------------------------------------------------------------------
  3.1      Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of
           Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021).
  3.2      Bylaws of the registrant as amended (incorporated by reference to Exhibit 3.2 of Form S-4 Registration Statement of Wachovia Corporation dated December 14, 1998, File No. 333-68823).
    4      Instruments defining the rights of security holders, including indentures -- Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.
  4.1      Articles IV, VII, IX, X and XI of the registrant's Amended and Restated Articles of Incorporation (included in
           Exhibit 3.1 hereto).
  4.2      Article 1, Section 1.8, and Article 6 of the registrant's Bylaws (included in Exhibit 3.2 hereto).
  4.3      Indenture dated as of May 15, 1986 between South Carolina National Corporation and Morgan Guaranty Trust
           Company of New York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible Subordinated
           Debentures due in 2001 (incorporated by reference to Exhibit 28 of Form S-3 Registration Statement of South
           Carolina National Corporation, File No. 33-7710).
  4.4      First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National
           Corporation, Wachovia Corporation and Morgan Guaranty Trust Company of New York, Trustee, amending the
           Indenture described in Exhibit 4.3 hereto (incorporated by reference to Exhibit 4.10 of Report on Form 10-K of
           Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021).
  4.5      Indenture dated as of March 15, 1991 between South Carolina National Corporation and Bankers Trust
           Company, as Trustee, relating to certain unsecured subordinated securities (incorporated by reference to
           Exhibit 4(a) of Form S-3 Registration Statement of South Carolina National Corporation, File No. 33-39754).
  4.6      First Supplemental Indenture dated as of January 24, 1992 by and among South Carolina National Corporation,
           Wachovia Corporation and Bankers Trust Company, as Trustee, amending the Indenture described in Exhibit 4.5 hereto (incorporated by reference to Exhibit 4.12 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021).
  4.7      Indenture dated as of July 15, 1998 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee,
           relating to subordinated debt securities (incorporated by reference to Exhibit 4(b) of Form S-3 Registration
           Statement of Wachovia Corporation, File No. 333-59165).
  4.8      Indenture dated as of August 15, 1996 between Wachovia Corporation and The Chase Manhattan Bank, as
           Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4(a) of Post-Effective Amendment
           No. 1 of Form S-3 Registration Statement of Wachovia Corporation, File No. 33-6280).
  4.9      Indenture between Wachovia Corporation, Wachovia Capital Trust II and First National Bank of Chicago, as
           Trustee, relating to Floating-Rate Junior Subordinated Deferrable Interest Debentures (Junior Subordinated
           Debentures) (incorporated by reference to Exhibit 4(c) of Amendment No. 1 of Form S-3 Registration Statement
           of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).
  4.10     Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities
           (incorporated by reference to Exhibit 4(b)(iv) of Amendment No. 1 of Form S-3 Registration Statement of
           Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).
  4.11     Preferred Securities Guarantee Agreement of Wachovia Corporation (incorporated by reference to Exhibit 4(g) of
           Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II
           dated January 22, 1997, File No. 333-19365).
  4.12     Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as Trustee, relating to $150,000,000 principal amount of subordinated debt securities (incorporated by reference to Exhibit 4.1 of Form 8-K of
           Central Fidelity Banks, Inc., dated November 18, 1992, File No. 0-8829).
  4.13     Indenture between Central Fidelity Banks, Inc., Central Fidelity Capital Trust I and The Bank of New York, as
           Trustee, relating to $100,000,000 Floating-Rate Junior Subordinated Debentures (incorporated by reference to
           Exhibit 4.1 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File
           No. 333-28917).
  4.14     Amended and Restated Declaration of Trust of Central Fidelity Capital Trust I (incorporated by reference to
           Exhibit 4.4 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File
           No. 333-28917).
  4.15     Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (incorporated by reference to Exhibit 4.6 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated as of April 23,
           1997, File No. 333-28917).
 10.1      Senior Management Incentive Plan of Wachovia Corporation as amended through January 1, 1999 (incorporated by reference to Exhibit 10.4 of Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30,
           1999, File No. 1-9021).
 10.2      Wachovia Corporation Amended and Restated Executive Deferred Compensation Plan.

Exhibit
Number      Description
----------- ----------------------------------------------------------------------------------------------------------------
  10.3      Employment Agreement between Wachovia Corporation and L. M. Baker, Jr. dated as of November 29, 1999
            (incorporated by reference to Exhibit 10.3 of Report on Form 10-K of Wachovia Corporation for the year ended
            December 31, 1999, File No. 1-9021).
  10.4      Employment Agreement between Wachovia Corporation and Robert S. McCoy, Jr. dated as of October 22, 1999
            (incorporated by reference to Exhibit 10.4 of Report on Form 10-K of Wachovia Corporation for the year ended
            December 31, 1999, File No. 1-9021).
  10.5      Employment Agreement between Wachovia Corporation and G. Joseph Prendergast dated as of October 22, 1999
            (incorporated by reference to Exhibit 10.5 of Report on Form 10-K of Wachovia Corporation for the year ended
            December 31, 1999, File No. 1-9021).
  10.6      Employment Agreement between Wachovia Corporation and Mickey W. Dry dated as of October 22, 1999
            (incorporated by reference to Exhibit 10.6 of Report on Form 10-K of Wachovia Corporation for the year ended
            December 31, 1999, File No. 1-9021).
  10.7      Employment Agreement between Wachovia Corporation and Walter E. Leonard, Jr. dated as of October 22, 1999
            (incorporated by reference to Exhibit 10.7 of Report on Form 10-K of Wachovia Corporation for the year ended
            December 31, 1999, File No. 1-9021).
  10.8      Form of Employment Agreement between Wachovia Corporation and Executive Officers (other than Messrs.
            Baker, McCoy, Prendergast, Dry and Leonard) (incorporated by reference to Exhibit 10.8 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021.)
  10.9      Employment Agreement between Wachovia Corporation and Morris W. Offit dated as of May 13, 1999
            (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement of Wachovia Corporation dated
            June 25, 1999, File No. 1-9021).
  10.10     Senior Executive Retirement Agreement between Wachovia Corporation and L. M. Baker, Jr. dated as of
            November 29, 1999 (incorporated by reference to Exhibit 10.10 of Report on Form 10-K of Wachovia
            Corporation for the year ended December 31, 1999, File No. 1-9021).
  10.11     Senior Executive Retirement Agreement between Wachovia Corporation and Robert S. McCoy, Jr. dated as of
            October 22, 1999 (incorporated by reference to Exhibit 10.11 of Report on Form 10-K of Wachovia Corporation
            for the year ended December 31, 1999, File No. 1-9021).
  10.12     Senior Executive Retirement Agreement between Wachovia Corporation and G. Joseph Prendergast dated as of
            October 22, 1999 (incorporated by reference to Exhibit 10.12 of Report on Form 10-K of Wachovia Corporation
            for the year ended December 31, 1999, File No. 1-9021).
  10.13     Senior Executive Retirement Agreement between Wachovia Corporation and Mickey W. Dry dated as of
            October 22, 1999 (incorporated by reference to Exhibit 10.13 of Report on Form 10-K of Wachovia Corporation
            for the year ended December 31, 1999, File No. 1-9021).
  10.14     Senior Executive Retirement Agreement between Wachovia Corporation and Walter E. Leonard, Jr. dated as of
            October 22, 1999 (incorporated by reference to Exhibit 10.14 of Report on Form 10-K of Wachovia Corporation
            for the year ended December 31, 1999, File No. 1-9021).
  10.15     Form of Senior Executive Retirement Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Leonard).
  10.16     Senior Management and Director Stock Plan of Wachovia Corporation (incorporated by reference to Exhibit 10 of
            Quarterly Report on Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File
            No. 1-9021).
  10.17     1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.17 of Report on Form 10-K of First Wachovia Corporation for the
            year ended December 31, 1989, File No. 1-9021).
  10.18     1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.24 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021).
  10.19     Deferred Compensation Plan dated as of January 19, 1987, as amended (incorporated by reference to
            Exhibit 10(c) of Report on Form 10-K of South Carolina National Corporation for the year ended December 31,
            1986, File No. 0-7042).
  10.20     Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to
            Exhibit 19(b) of Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended
            September 30, 1987, File No. 0-7042).
  10.21     Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to
            Exhibit 10(d) of Report on Form 10-K of South Carolina National Corporation for the year ended December 31,
            1988, File No. 0-7042).
  10.22     Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to
            Exhibit 10.35 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1993, File
            No. 1-9021).

                             EXHIBIT INDEX (concluded)

Exhibit
Number       Description
------------ --------------------------------------------------------------------------------------------------------------
  10.23      Amended and Restated Wachovia Corporation Stock Plan (incorporated by reference to Exhibit 4.1 of Form S-8
             Registration Statement File No. 033-53325).
  10.24      Wachovia Corporation Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.37 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021).
  10.25      Wachovia Corporation Executive Insurance Plan (incorporated by reference to Exhibit 10.36 of Report on Form
             10-K of Wachovia Corporation for the year ended December 31, 1995, File No. 1-9021).
  10.26      Executive Long-Term Disability Income Plan (incorporated by reference to Exhibit 10.34 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1997, File No. 1-9021).
  10.27      Deferred Compensation Plan for the Board of Directors of Wachovia Corporation (incorporated by reference to
             Exhibit 10.19 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1990,
             File No. 1-9021).
  10.28      1996 Declaration of Amendment to Deferred Compensation Plan for the Board of Directors of Wachovia
             Corporation described in Exhibit 10.27 hereto (incorporated by reference to Exhibit 10.26 of Report on
             Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021).
  10.29      Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A. (incorporated by reference to Exhibit
             10.1 of Report on Form 10-K of Wachovia Corporation for the year ended December 31,1992, File No. 1-9021).
  10.30      1983 Amendment to Deferred Compensation Plan described in Exhibit 10.29 hereto (incorporated by reference to Exhibit 10.2 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1992, File
             No. 1-9021).
  10.31      1986 Amendment to Deferred Compensation Plan described in Exhibit 10.29 hereto (incorporated by reference to Exhibit 10.9 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1986,
             File No. 1-9021).
  10.32      Agreement between Wachovia Corporation and John G. Medlin, Jr. (incorporated by reference to Exhibit 10.13 of
             Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021).
  10.33      Executive Retirement Agreement between Wachovia Corporation and John G. Medlin, Jr. (incorporated by reference to Exhibit 10.18 of Report on Form 10-K of First Wachovia Corporation for the year ended
             December 31, 1987, File No. 1-9021).
  10.34      Amendment to Executive Retirement Agreement described in Exhibit 10.33 hereto (incorporated by reference to
             Exhibit 10.17 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File
             No. 1-9021).
  10.35      Amendment to Executive Retirement Agreement described in Exhibit 10.33 hereto (incorporated by reference to
             Exhibit 10.3 of Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30,
             1993, File No. 1-9021).
  10.36      Amendment to Executive Retirement Agreement described in Exhibit 10.33 hereto (incorporated by reference to
             Exhibit 10.4 of Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September 30,
             1993, File No. 1-9021).
    11       "Computation of Earnings Per Common Share" (included on page 9 herein).
    12       Statement setting forth computation of ratio of earnings to fixed charges.
    27       Financial Data Schedule (for SEC purposes only).