Form 10-Q
period 2000-06-30
WACHOVIA CORP/ NC
filed 2000-08-11
CIK 774203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

                                       or

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

                    Address and Tele phone Number:

         100 North Main Street                     191 Peachtree Street NE
       Winston-Salem, North Carolina 27101         Atlanta, Georgia 30303
               (336) 770-5000                          (404) 332-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 2000, Wachovia Corporation had 203,267,427 shares of common stock outstanding.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                                                                            Page No.
                                                                                                           ---------
Consolidated Statements of Condition at June 30, 2000, December 31, 1999 and June 30, 1999 ................    3

Consolidated Statements of Income for the three and six months ended June 30, 2000 and June 30, 1999 ......    4

Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2000 and June 30, 1999 ..    5

Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999 ............    6

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

CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE DATA      WACHOVIA CORPORATION AND SUBSIDIARIES



                                                                                      JUNE 30     DECEMBER 31        JUNE 30
                                                                                         2000            1999           1999
                                                                                  -----------     -----------    -----------
ASSETS
Cash and due from banks .........................................................   $ 3,260,788    $ 3,475,004     $ 3,110,827
Interest-bearing bank balances ..................................................       158,049        184,904          92,156
Federal funds sold and securities purchased under resale agreements .............       202,273        761,962         803,065
Trading account assets ..........................................................     1,457,467        870,304         791,419
Securities available-for-sale ...................................................     7,172,001      7,095,790       8,299,719
Securities held-to-maturity (fair value of $1,109,096, $1,061,150 and $1,354,480
 respectively) ..................................................................     1,101,461      1,048,724       1,324,588
Loans, net of unearned income ...................................................    53,152,357     49,621,225      48,428,086
Less allowance for loan losses ..................................................       799,351        554,810         548,540
                                                                                  -------------   ------------   -------------
  Net loans .....................................................................    52,353,006     49,066,415      47,879,546
Premises and equipment ..........................................................       934,873        953,832         972,092
Due from customers on acceptances ...............................................        80,917        111,684         179,847
Other assets ....................................................................     4,089,980      3,783,918       3,560,210
                                                                                  -------------   ------------   -------------
  Total assets ..................................................................  $70,810,815     $67,352,537    $67,013,469
                                                                                  =============   ============   =============
LIABILITIES
Deposits in domestic offices:
 Demand .........................................................................  $ 8,783,729     $ 8,730,673    $ 8,570,418
 Interest-bearing demand ........................................................    4,885,151       4,527,711      4,857,922
 Savings and money market savings ...............................................   12,716,834      13,760,479     13,160,810
 Savings certificates ...........................................................    9,530,065       8,701,074      8,724,157
 Large denomination certificates ................................................    3,862,754       3,154,754      3,001,260
                                                                                  -------------   ------------   -------------
  Total deposits in domestic offices ............................................   39,778,533      38,874,691     38,314,567
Interest-bearing deposits in foreign offices ....................................    2,807,675       2,911,727      2,500,952
                                                                                  -------------   ------------   -------------
  Total deposits ................................................................   42,586,208      41,786,418     40,815,519
Federal funds purchased and securities sold under repurchase agreements .........    7,440,013       5,372,493      6,185,220
Commercial paper ................................................................    1,649,239       1,658,988      1,538,089
Other short-term borrowed funds .................................................    2,172,587       3,071,493      2,632,238
Long-term debt ..................................................................    8,858,331       7,814,263      8,515,499
Acceptances outstanding .........................................................       80,917         111,684        179,847
Other liabilities ...............................................................    2,087,476       1,878,741      1,720,340
                                                                                  -------------   ------------   -------------
  Total liabilities .............................................................   64,874,771      61,694,080     61,586,752
SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none outstanding .................................         ----            ----           ----
Common stock, par value $5 per share:
 Authorized 1,000,000,000 shares; issued and outstanding 203,267,427,
  201,812,295 and 202,230,680 shares, respectively ..............................    1,016,337       1,009,061      1,011,153
Capital surplus .................................................................      721,378         598,149        615,900
Retained earnings ...............................................................    4,277,886       4,125,524      3,810,257
Accumulated other comprehensive loss ............................................      (79,557)        (74,277)       (10,593)
                                                                                  -------------   ------------   -------------
  Total shareholders' equity ....................................................    5,936,044       5,658,457      5,426,717
                                                                                  -------------   ------------   -------------
  Total liabilities and shareholders' equity ....................................  $70,810,815     $67,352,537    $67,013,469
                                                                                  =============   ============   =============

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE           WACHOVIA CORPORATION AND SUBSIDIARIES


                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                 JUNE 30                          JUNE 30
                                                                      ------------------------------  ------------------------------
                                                                               2000            1999            2000            1999
                                                                      -------------            ----   -------------            ----
INTEREST INCOME
Loans, including fees ...............................................   $ 1,169,233    $    974,734     $ 2,263,012     $ 1,944,028
Securities available-for-sale .......................................       117,736         130,692         230,478         253,805
Securities held-to-maturity:
 State and municipal ................................................         3,727           2,715           7,367           5,398
 Other investments ..................................................        15,197          20,593          31,021          42,228
Interest-bearing bank balances ......................................         1,400           1,391           2,923           3,584
Federal funds sold and securities purchased under resale agreements..         6,796           8,429          14,288          14,231
Trading account assets ..............................................        11,022           8,051          21,379          13,717
                                                                      -------------    ------------   -------------     -----------
  Total interest income .............................................     1,325,111       1,146,605       2,570,468       2,276,991
INTEREST EXPENSE
Deposits:
 Domestic offices ...................................................       346,818         284,386         669,676         567,833
 Foreign offices ....................................................        62,308          24,039         114,230          47,959
                                                                      -------------    ------------   -------------     -----------
  Total interest on deposits ........................................       409,126         308,425         783,906         615,792
Short-term borrowed funds ...........................................       132,206         112,301         255,523         215,471
Long-term debt ......................................................       144,397         108,877         272,161         220,650
                                                                      -------------    ------------   -------------     -----------
  Total interest expense ............................................       685,729         529,603       1,311,590       1,051,913
NET INTEREST INCOME .................................................       639,382         617,002       1,258,878       1,225,078
Provision for loan losses ...........................................       273,365          74,525         347,031         155,161
                                                                      -------------    ------------   -------------     -----------
Net interest income after provision for loan losses .................       366,017         542,477         911,847       1,069,917
OTHER INCOME
Service charges on deposit accounts .................................       104,380          91,454         205,191         178,409
Fees for trust services .............................................        54,189          54,907         105,423         104,043
Credit card income ..................................................        71,463          58,110         142,645         119,411
Investment fees .....................................................        81,439          69,877         178,209          87,239
Capital markets income ..............................................        45,014          41,780          89,800          79,892
Electronic banking ..................................................        26,153          22,558          49,549          41,013
Mortgage fees .......................................................         5,921           9,863          10,922          20,829
Other operating income ..............................................        81,740          55,995         159,359         106,977
                                                                      -------------    ------------   -------------     -----------
  Total other operating revenue .....................................       470,299         404,544         941,098         737,813
Securities gains ....................................................            59          10,453             226          10,687
                                                                      -------------    ------------   -------------     -----------
  Total other income ................................................       470,358         414,997         941,324         748,500
OTHER EXPENSE
Salaries ............................................................       282,610         259,733         570,239         477,848
Employee benefits ...................................................        52,881          48,019         109,133         101,090
                                                                      -------------    ------------   -------------     -----------
  Total personnel expense ...........................................       335,491         307,752         679,372         578,938
Net occupancy expense ...............................................        40,684          38,908          80,210          73,841
Equipment expense ...................................................        45,908          49,714          95,103          96,556
Merger-related charges ..............................................         8,872           8,347          17,030           8,347
Litigation settlement charge ........................................          ----            ----          20,000            ----
Other operating expense .............................................       200,336         175,896         377,554         315,133
                                                                      -------------    ------------   -------------     -----------
  Total other expense ...............................................       631,291         580,617       1,269,269       1,072,815
Income before income taxes ..........................................       205,084         376,857         583,902         745,602
Income tax expense ..................................................        67,513         129,307         201,624         254,816
                                                                      -------------    ------------   -------------     -----------
NET INCOME ..........................................................   $   137,571    $    247,550     $   382,278     $   490,786
                                                                      =============    ============   =============     ===========
Net income per common share:
 Basic ..............................................................   $       .68    $       1.21     $      1.89     $      2.41
 Diluted ............................................................   $       .67    $       1.19     $      1.87     $      2.37
Average shares outstanding:
 Basic ..............................................................       202,728         203,746         202,596         203,434
 Diluted ............................................................       204,572         207,400         204,392         207,181

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
$ IN THOUSANDS, EXCEPT PER SHARE           WACHOVIA CORPORATION AND SUBSIDIARIES


                                                                COMMON STOCK
                                                       --------------------------         CAPITAL
                                                           SHARES         AMOUNT          SURPLUS
                                                       ------------      --------         -------
PERIOD ENDED JUNE 30, 1999
Balance at beginning of year .........................   202,986,100     $1,014,931    $   669,244
Net income ...........................................
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................
  Comprehensive income* ..............................
Cash dividends declared on common
 stock -- $.98 a share................................
Common stock issued pursuant to:
 Stock option and employee benefit plans .............       819,351          4,097         91,612
 Dividend reinvestment plan ..........................       133,584            668         10,794
 Conversion of debentures ............................         2,304             11            177
 Acquisitions ........................................     2,578,837         12,894        201,591
Common stock acquired ................................    (4,289,496)       (21,448)      (357,518)
Miscellaneous ........................................
                                                       -------------     ----------    -----------
Balance at end of period .............................   202,230,680     $1,011,153    $   615,900
                                                       =============     ==========    ===========
PERIOD ENDED JUNE 30, 2000
Balance at beginning of year .........................   201,812,295     $1,009,061    $   598,149
Net income ...........................................
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................
  Comprehensive income* ..............................
Cash dividends declared on common
 stock -- $1.08 a share...............................
Common stock issued pursuant to:
 Stock option and employee benefit plans .............       800,534          4,003         43,752
 Dividend reinvestment plan ..........................       177,253            886         10,374
 Acquisitions ........................................     2,254,947         11,275        167,674
Common stock acquired ................................    (1,777,602)        (8,888)       (98,571)
Miscellaneous ........................................
                                                       -------------     ----------    -----------
Balance at end of period .............................   203,267,427     $1,016,337    $   721,378
                                                       =============     ==========    ===========

                                                                         Accumulated
                                                                               Other
                                                           Retained    Comprehensive
                                                           Earnings    Income (Loss)          Total
                                                          --------    ----------------     -------
PERIOD ENDED JUNE 30, 1999
Balance at beginning of year .........................   $3,571,617   $ 82,440          $5,338,232
Net income ...........................................      490,786                        490,786
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................                 (93,033)            (93,033)
                                                                                        ----------
  Comprehensive income* ..............................                                     397,753
Cash dividends declared on common
 stock -- $.98 a share................................     (199,954)                      (199,954)
Common stock issued pursuant to:
 Stock option and employee benefit plans .............                                      95,709
 Dividend reinvestment plan ..........................                                      11,462
 Conversion of debentures ............................                                         188
 Acquisitions ........................................                                     214,485
Common stock acquired ................................                                    (378,966)
Miscellaneous ........................................      (52,192)                       (52,192)
                                                         ----------   --------          ----------
Balance at end of period .............................   $3,810,257   $(10,593)         $5,426,717
                                                         ==========   ========          ==========
PERIOD ENDED JUNE 30, 2000
Balance at beginning of year .........................   $4,125,524   $(74,277)         $5,658,457
Net income ...........................................      382,278                        382,278
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment .........................                  (5,280)             (5,280)
                                                                                        ----------
  Comprehensive income* ..............................                                     376,998
Cash dividends declared on common
 stock -- $1.08 a share...............................     (219,599)                      (219,599)
Common stock issued pursuant to:
 Stock option and employee benefit plans .............                                      47,755
 Dividend reinvestment plan ..........................                                      11,260
 Acquisitions ........................................                                     178,949
Common stock acquired ................................                                    (107,459)
Miscellaneous ........................................      (10,317)                       (10,317)
                                                         ----------   --------          ----------
Balance at end of period .............................   $4,277,886   $(79,557)         $5,936,044
                                                         ==========   ========          ==========

* Comprehensive income for the second quarters of 2000 and 1999 was $146,140 and $176,315, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
$ IN THOUSANDS                             WACHOVIA CORPORATION AND SUBSIDIARIES

                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30
                                                                                               --------------------------
                                                                                                  2000            1999
                                                                                               ----------      ----------
OPERATING ACTIVITIES
Net income ...............................................................................  $    382,278    $    490,786
Adjustments to reconcile net income to net cash provided by operations:
 Provision for loan losses ...............................................................       347,031         155,161
 Depreciation and amortization ...........................................................       142,764         115,426
 Deferred income taxes ...................................................................        87,693         198,597
 Securities gains ........................................................................          (226)        (10,687)
 Loss (gain) on sale of noninterest-earning assets .......................................           334          (7,829)
 (Decrease) increase in accrued income taxes .............................................        (3,439)          9,373
 Increase in accrued interest receivable .................................................       (24,543)        (15,042)
 Increase in accrued interest payable ....................................................         9,339          28,099
 Net change in other accrued and deferred income and expense .............................        (8,363)        (55,583)
 Net trading account activities ..........................................................      (587,163)        (63,524)
 Net loans held for resale ...............................................................        (3,356)        176,461
                                                                                           -------------   -------------
  Net cash provided by operating activities ..............................................       342,349       1,021,238
INVESTING ACTIVITIES
Net decrease in interest-bearing bank balances ...........................................        42,239          17,827
Net decrease (increase) in federal funds sold and securities purchased under resale
  agreements .............................................................................       578,006         (81,464)
Purchases of securities available-for-sale ...............................................      (646,876)     (1,874,974)
Purchases of securities held-to-maturity .................................................      (126,786)           (646)
Sales of securities available-for-sale ...................................................       361,371         144,802
Calls, maturities and prepayments of securities available-for-sale .......................       356,867       1,276,976
Calls, maturities and prepayments of securities held-to-maturity .........................        97,501          57,928
Net increase in loans made to customers ..................................................    (2,755,646)     (3,554,985)
Credit card receivables securitized ......................................................          ----         895,954
Capital expenditures .....................................................................       (56,325)       (145,595)
Proceeds from sales of premises and equipment ............................................         3,312          17,798
Net decrease (increase) in other assets ..................................................        68,216        (212,829)
Business combinations ....................................................................      (762,629)        (11,556)
                                                                                           -------------   -------------
  Net cash used by investing activities ..................................................    (2,840,750)     (3,470,764)
FINANCING ACTIVITIES
Net (decrease) increase in demand, savings and money market accounts .....................      (874,838)        198,398
Net increase (decrease) in certificates of deposit .......................................     1,161,479        (377,608)
Net increase in federal funds purchased and securities sold under repurchase agreements ..     2,063,641         661,658
Net (decrease) increase in commercial paper ..............................................        (9,749)        178,707
Net (decrease) increase in other short-term borrowings ...................................      (898,906)        686,303
Proceeds from issuance of long-term debt .................................................     1,522,859       1,483,576
Maturities and repayments of long-term debt ..............................................      (487,413)       (603,366)
Common stock issued ......................................................................        23,602          29,855
Dividend payments ........................................................................      (219,599)       (199,954)
Common stock repurchased .................................................................      (104,088)       (370,381)
Net increase in other liabilities ........................................................       107,197          72,900
                                                                                           -------------   -------------
  Net cash provided by financing activities ..............................................     2,284,185       1,760,088

DECREASE IN CASH AND CASH EQUIVALENTS ....................................................      (214,216)       (689,438)
Cash and cash equivalents at beginning of year ...........................................     3,475,004       3,800,265
                                                                                           -------------   -------------
Cash and cash equivalents at end of period ...............................................  $  3,260,788    $  3,110,827
                                                                                           =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED PERIOD-END DATA                                                 TABLE 1
--------------------------------------------------------------------------------

                                                        JUNE 30
                                                  ------------------
                                                    2000       1999
                                                  -------    -------
Banking offices:
 North Carolina ...............................      190        190
 Virginia .....................................      212        253
 Georgia ......................................      142        132
 South Carolina ...............................      118        119
 Florida ......................................       38         40
                                                --------   --------
    Total .....................................      700        734
                                                ========   ========
Automated banking machines:
 North Carolina ...............................      454        444
 Virginia .....................................      285        307
 Georgia ......................................      313        303
 South Carolina ...............................      286        292
 Florida ......................................       39         37
                                                --------   --------
    Total .....................................    1,377      1,383
                                                ========   ========
Employees (full-time equivalent) ..............   21,509     21,716
Common stock shareholders of record ...........   51,377     52,956
Common shares outstanding (thousands) .........  203,267    202,231

COMMON STOCK DATA -- PER SHARE                                           TABLE 2
--------------------------------------------------------------------------------


                                                                     2000                        1999
                                                             -------------------   --------------------------------
                                                              SECOND     FIRST      FOURTH       THIRD     SECOND
                                                             QUARTER    QUARTER     QUARTER     QUARTER    QUARTER
                                                             -------    --------   -------      -------    --------
Market value:
 Period-end .............................................  $  54.25    $  67.56    $  68.00    $  78.63    $  85.56
 High ...................................................     75.25       68.94       88.88       85.25       92.31
 Low ....................................................     53.56       53.63       65.44       75.31       80.56
Book value at period-end ................................     29.20       28.88       28.04       27.76       26.83
Dividend ................................................       .54         .54         .54         .54         .49
Price/earnings ratio (1) ................................      12.3x       13.7x       13.9x       16.4x       18.5x
Price/earnings ratio without nonrecurring items (1), (2)       11.9        13.3        13.7        16.2        18.1

(1) Based on the most recent four quarters of net income per diluted share and end of period stock price.
(2) Excludes the after-tax impact of nonrecurring charges.



FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------
This Quarterly Report on Form 10-Q of Wachovia Corporation ("Wachovia") contains forward-looking statements as encouraged by the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainty and any number of factors could cause actual results to differ materially from the anticipated results or other expectations expressed in forward-looking statements. Risks and uncertainties that may affect future results include, but are not limited to, changes in the economy, interest rate movements, timely development by Wachovia of technology enhancements for its products and operating systems, the impact of competitive products, services and pricing, Congressional legislation and similar matters. Management cautions readers not to place undue reliance on forward-looking statements, which are subject to influence by the named risk factors and unanticipated future events.

FINANCIAL SUMMARY                                                        TABLE 3
--------------------------------------------------------------------------------

                                            TWELVE
                                            MONTHS                    2000
                                             ENDED         --------------------------
                                           JUNE 30,           SECOND          FIRST
                                              2000           QUARTER         QUARTER
                                        -----------        -----------       --------
SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income ........................ $4,960,297         $ 1,325,111     $ 1,245,357
Interest expense .......................  2,456,411             685,729         625,861
                                          -----------     -------------     -----------
Net interest income ....................  2,503,886             639,382         619,496
Provision for loan losses ..............    489,975             273,365          73,666
                                          -----------     -------------     -----------
Net interest income after provision
 for loan losses .......................  2,013,911             366,017         545,830
Other operating revenue ................  1,813,408             470,299         470,799
Securities gains .......................        433                  59             167
                                          -----------     -------------     -----------
Total other income .....................  1,813,841             470,358         470,966
Personnel expense ......................  1,320,720             335,491         343,881
Merger-related charges .................     27,992               8,872           8,158
Litigation settlement charge ...........     20,000                ----          20,000
Other expense ..........................  1,078,367             286,928         265,939
                                          -----------     -------------     -----------
Total other expense ....................  2,447,079             631,291         637,978
Income before income tax expense .......  1,380,673             205,084         378,818
Income tax expense .....................    477,960              67,513         134,111
                                          -----------     -------------     -----------
Net income .............................  $ 902,713         $   137,571     $   244,707
                                          ===========     =============     ===========
Net income per common share:
 Basic .................................  $    4.46         $       .68     $      1.21
 Diluted ...............................  $    4.40         $       .67     $      1.20
Cash dividends paid per common
 share .................................  $    2.16         $       .54     $       .54
Cash dividends paid on common
 stock .................................  $ 438,092         $   109,505     $   110,094
Cash dividend payout ratio .............      48.53%              79.60%          44.99%
Average basic shares outstanding .......    202,381             202,728         202,464
Average diluted shares outstanding .....    204,809             204,572         204,213
SELECTED AVERAGE
 BALANCES (millions)
Total assets ...........................  $  67,247         $    69,466     $    67,755
Loans -- net of unearned income ........     49,560              52,133          50,550
Securities .............................      8,822               8,407           8,395
Other interest-earning assets ..........      1,449               1,241           1,245
Interest-bearing deposits ..............     33,903              35,663          34,873
Short-term borrowed funds ..............      9,058               8,621           8,920
Long-term debt .........................      8,457               8,851           8,081
Noninterest-bearing deposits ...........      8,347               8,373           8,319
Shareholders' equity ...................      5,616               5,833           5,688
RATIOS (averages)
Annualized net loan losses to loans ....        .57%                .56%            .58%
Annualized return on assets ............       1.34                 .79            1.44
Annualized return on shareholders'
 equity ................................      16.07                9.43           17.21
OPERATING PERFORMANCE
 EXCLUDING
 NONRECURRING ITEMS (1)
(thousands, except per share data)
Net income .............................  $ 935,406         $   143,337     $   264,510
Net income per diluted share ...........  $    4.57         $       .70     $      1.30
Annualized return on assets ............       1.39%                .83%           1.56%
Annualized return on shareholders'
 equity ................................      16.66                9.83           18.60
Cash dividend payout ratio .............      46.83               76.40           41.62
CASH BASIS FINANCIAL
 INFORMATION (1) (2)
Net income .............................  $ 995,821         $   162,566     $   281,589
Net income per diluted share ...........  $    4.86         $       .79     $      1.38
Annualized return on assets ............       1.48%                .95%           1.69%
Annualized return on shareholders'
 equity ................................      17.73               13.84           24.27

                                                                1999                               SIX MONTHS ENDED
                                              ------------------------------------------                JUNE 30
                                               FOURTH           THIRD          SECOND        ----------------------------
                                               QUARTER         QUARTER         QUARTER           2000            1999
                                              ---------       --------        --------       ------------    ------------
SUMMARY OF OPERATIONS
(thousands, except per share data)
Interest income .........................   $ 1,224,486     $ 1,165,343     $ 1,146,605     $ 2,570,468     $ 2,276,991
Interest expense ........................       596,583         548,238         529,603       1,311,590       1,051,913
                                          -------------     -----------     -----------   -------------     -----------
Net interest income .....................       627,903         617,105         617,002       1,258,878       1,225,078
Provision for loan losses ...............        66,174          76,770          74,525         347,031         155,161
                                          -------------     -----------     -----------   -------------     -----------
Net interest income after provision
 for loan losses ........................       561,729         540,335         542,477         911,847       1,069,917
Other operating revenue .................       439,469         432,841         404,544         941,098         737,813
Securities gains ........................            60             147          10,453             226          10,687
                                          -------------     -----------     -----------   -------------     -----------
Total other income ......................       439,529         432,988         414,997         941,324         748,500
Personnel expense .......................       324,288         317,060         307,752         679,372         578,938
Merger-related charges ..................         5,669           5,293           8,347          17,030           8,347
Litigation settlement charge ............          ----            ----            ----          20,000            ----
Other expense ...........................       270,661         254,839         264,518         552,867         485,530
                                          -------------     -----------     -----------   -------------     -----------
Total other expense .....................       600,618         577,192         580,617       1,269,269       1,072,815
Income before income tax expense ........       400,640         396,131         376,857         583,902         745,602
Income tax expense ......................       137,704         138,632         129,307         201,624         254,816
                                          -------------     -----------     -----------   -------------     -----------
Net income ..............................   $   262,936     $   257,499     $   247,550     $   382,278     $   490,786
                                          =============     ===========     ===========   =============     ===========
Net income per common share:
 Basic ..................................   $      1.30     $      1.27     $      1.21     $      1.89     $      2.41
 Diluted ................................   $      1.28     $      1.25     $      1.19     $      1.87     $      2.37
Cash dividends paid per common
 share ..................................   $       .54     $       .54     $       .49     $      1.08     $       .98
Cash dividends paid on common
 stock ..................................   $   109,273     $   109,220     $   100,292     $   219,599     $   199,954
Cash dividend payout ratio ..............         41.56%          42.42%          40.51%          57.44%          40.74%
Average basic shares outstanding ........       202,168         202,167         203,746         202,596         203,434
Average diluted shares outstanding ......       205,096         205,345         207,400         204,392         207,181
SELECTED AVERAGE
 BALANCES (millions)
Total assets ............................   $    66,982     $    64,815     $    65,454     $    68,610     $    64,934
Loans -- net of unearned income .........        48,593          47,003          47,012          51,342          46,638
Securities ..............................         9,016           9,461           9,664           8,401           9,444
Other interest-earning assets ...........         1,844           1,464           1,588           1,243           1,451
Interest-bearing deposits ...............        33,107          31,996          32,343          35,268          32,095
Short-term borrowed funds ...............         9,836           8,848           9,629           8,771           9,461
Long-term debt ..........................         8,327           8,571           7,998           8,466           7,814
Noninterest-bearing deposits ............         8,326           8,368           8,261           8,346           8,162
Shareholders' equity ....................         5,555           5,391           5,459           5,760           5,387
RATIOS (averages)
Annualized net loan losses to loans .....           .54%            .61%            .63%            .57%            .66%
Annualized return on assets .............          1.57            1.59            1.51            1.11            1.51
Annualized return on shareholders'
 equity .................................         18.93           19.11           18.14           13.27           18.22
OPERATING PERFORMANCE
 EXCLUDING
 NONRECURRING ITEMS (1)
(thousands, except per share data)
Net income ..............................   $   266,620     $   260,939     $   253,060     $   407,847     $   496,296
Net income per diluted share ............   $      1.30     $      1.27     $      1.22     $      2.00     $      2.40
Annualized return on assets .............          1.59%           1.61%           1.55%           1.19%           1.53%
Annualized return on shareholders'
 equity .................................         19.20           19.36           18.54           14.16           18.43
Cash dividend payout ratio ..............         40.98           41.86           39.63           53.84           40.29
CASH BASIS FINANCIAL
 INFORMATION (1) (2)
Net income ..............................   $   279,401     $   272,265     $   263,529     $   444,155     $   515,953
Net income per diluted share ............   $      1.36     $      1.33     $      1.27     $      2.17     $      2.49
Annualized return on assets .............          1.69%           1.70%           1.63%           1.32%           1.61%
Annualized return on shareholders'
 equity .................................         24.02           23.40           22.36           19.02           21.95

(1) Excludes the effects of nonrecurring merger-related and litigation settlement charges.
(2) Excludes the effects of purchase accounting related intangibles.

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q should be read in conjunction with Wachovia's 1999 Annual Report on Form 10-K, and will serve to update previously reported information for current interim period results.

OVERVIEW

Reports on the second quarter from the twelve Federal Reserve Districts indicated continued economic expansion with some signs of slowing from the rapid pace experienced earlier in the year. Retail sales were higher than year-earlier levels but showed some signs of slowing toward the latter part of the quarter. Overall manufacturing activity rose during the quarter with interest-sensitive sectors beginning to weaken. Gross domestic product rose 5.2 percent, based on preliminary data. Economic expansion continued in spite of growing concerns about higher levels of inflation, significant amounts of consumer indebtedness, and generally tight labor markets. These concerns prompted the Federal Reserve to raise short-term interest rates by 50 basis points, following five 25 basis point increases since July 1999. Based on preliminary data, the nation's average unemployment rate fell to 4.0 percent from 4.3 percent during second quarter 1999. Within Wachovia's five state operating area, unemployment averaged 3.5 percent. Although economic conditions within Wachovia's five state operating area remained generally strong, signs of some credit deterioration were beginning to surface within Wachovia's loan portfolio.

Wachovia's strategy is to focus on entering and expanding businesses with strong potential for growth, and redirecting resources as appropriate for the most attractive returns. This will continue to be accomplished by enhancing products and services through internal development, as well as by selective acquisitions and partnerships. On February 1, Wachovia completed its purchase of a majority of the credit card business of Partners First Holdings LLC, adding 1.2 million customers and approximately $2 billion of managed receivables. The transaction resulted in approximately $230 million of purchased credit card intangibles. The acquisition of B C Bankshares, Inc., parent company of the Bank of Canton also was completed in February, resulting in goodwill of approximately $97 million. On June 1, Wachovia completed the acquisition of Commerce National Corporation, the parent company of the National Bank of Commerce, resulting in goodwill of approximately $33 million. These transactions follow several purchase acquisitions completed in 1999 that strengthened Wachovia's wealth advisory and capital markets capabilities.

COMPUTATION OF EARNINGS PER COMMON SHARE                                 TABLE 4
--------------------------------------------------------------------------------
(THOUSANDS, EXCEPT PER SHARE)

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30                       JUNE 30
                                                            -------------------------   -------------------------
                                                                   2000          1999          2000          1999
                                                            -----------     ---------   -----------    ----------
BASIC
Average common shares outstanding .........................     202,728       203,746       202,596       203,434
                                                            ===========     =========   ===========     =========
Net income ................................................   $ 137,571     $ 247,550     $ 382,278     $ 490,786
                                                            ===========     =========   ===========     =========
Per share amount ..........................................   $     .68     $    1.21     $    1.89     $    2.41
DILUTED
Average common shares outstanding .........................     202,728       203,746       202,596       203,434
Dilutive common stock options at average market price .....       1,640         3,215         1,590         3,316
Dilutive common stock awards at average market price ......         181           415           184           406
Convertible long-term debt assumed converted ..............          23            24            22            25
                                                            -----------     ---------   -----------     ---------
Average diluted shares outstanding ........................     204,572       207,400       204,392       207,181
                                                            ===========     =========   ===========     =========
Net income ................................................   $ 137,571     $ 247,550     $ 382,278     $ 490,786
Add interest on convertible long-term debt -- net of tax ..          11            16            28            36
                                                            -----------     ---------   -----------     ---------
Adjusted net income .......................................   $ 137,582     $ 247,566     $ 382,306     $ 490,822
                                                            ===========     =========   ===========     =========
Per share amount ..........................................   $     .67     $    1.19     $    1.87     $    2.37

Wachovia's operating net income for the second quarter of 2000 was $143 million or $.70 per diluted share versus $253 million or $1.22 per diluted share a year earlier. On a reported basis, Wachovia's net income for the quarter was $138 million or $.67 per diluted share versus $248 million or $1.19 per diluted share a year earlier. The second quarter of 2000 included a $200 million provision for loan losses charge that affected comparability between periods. The charge reflected stress on the commercial loan portfolio as a result of pressure on customer performance in light of rising interest rates and the slowing economy. The provision for loan losses is discussed in more detail on pages 23 and 24. Year-to-date operating earnings were

$408 million or $2.00 per diluted share compared with $496 million or $2.40 per diluted share for the same period in 1999. Operating earnings exclude merger-integration and other nonrecurring charges. Reported earnings for the first six months of 2000 were $382 million or $1.87 per diluted share and $491 million or $2.37 per diluted share a year earlier. Comparisons between the 2000 and 1999 periods are also impacted by the results of acquisitions that are included in reported results from their respective acquisition dates each year.


Expanded discussion of results of operations and financial condition follows. Interest income is stated on a taxable equivalent basis, which is adjusted for the tax-favored status of earnings from certain loans and securities. References to changes in assets and liabilities represent daily average levels unless otherwise noted.


BUSINESS SEGMENTS

Wachovia has five reportable business segments: Asset and Wealth Management, Corporate, Credit Card, Consumer and Treasury & Administration.

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

Beginning January 2000, Wachovia adopted a marginal matched maturity funds transfer pricing methodology for management reporting. Formerly, Wachovia utilized a multiple pool method to simulate matched funding. This change in management accounting has been reflected for all periods. Given the complexity of products and services and their impact on cash and balance sheet management, the marginal matched maturity method provides an improved method of measuring the economics of products, services and business unit results. The new approach evaluates the cash flows and repricing characteristics of all balance sheet transactions at an instrument level by benchmarking pricing decisions against Wachovia's wholesale cost of funds. This approach removes most forms of interest rate risk, prepayment risk and liquidity risk from the balance sheets of the business units and isolates them in Treasury & Administration for centralized evaluation and management. Under marginal matched maturity funds transfer pricing, business unit results more closely represent the economic impact of growth and pricing decisions. Other minor changes in management accounting were implemented during the second quarter with all prior periods restated to reflect the changes.

Financial results by business segment are discussed below.


BUSINESS SEGMENTS                                                        TABLE 5
--------------------------------------------------------------------------------
(THREE MONTHS ENDED JUNE 30)

                                       ASSET AND
                                          WEALTH
                                      MANAGEMENT                CORPORATE          CREDIT CARD
                                  ------------------      -------------------  -------------------
                                    2000       1999        2000         1999      2000       1999
                                  ------       -----      -----         -----  -------       -----
OPERATIONS SUMMARY
(millions)
External net interest
 margin .......................   $   36     $   26     $   649      $   532    $  293     $  209
Internal funding (charge)
 credit .......................        2          8        (406)        (302)     (126)       (79)
                                --------     ------     -------      -------   -------     ------
Net interest income* ..........       38         34         243          230       167        130
Total other income ............      149        128         107          101        55         42
                                --------     ------     -------      -------   -------     ------
Total revenues ................      187        162         350          331       222        172
Provision for loan losses .....        1       ----         224            9       100         73
Total other expense ...........      158        133         179          168        77         54
                                --------     ------     -------      -------   -------     ------
Pretax profit .................       28         29         (53)         154        45         45
Income taxes (benefit) ........       11         11         (19)          55        16         16
                                --------     ------     -------      -------   -------     ------
Net income (loss) .............   $   17     $   18     $   (34)     $    99    $   29     $   29
                                ========     ======     =======      =======   =======     ======
Percentage contribution to
 total revenues** .............     16.4%      15.2%       30.6%        31.1%     19.4%      16.1%
Percentage contribution to
 net income ...................     12.3%       7.3%      (24.6%)       39.9%     21.0%      11.7%
AVERAGE BALANCES
(millions)
Total assets ..................   $3,608     $2,599     $37,913      $34,389    $8,086     $6,238

                                                              TREASURY &                                  TOTAL
                                         CONSUMER          ADMINISTRATION      ELIMINATIONS           CORPORATION
                                   -----------------    --------------------  ----------------     ------------------
                                     2000      1999       2000         1999    2000      1999        2000       1999
                                   ------     ------    -------       ------  -----     ------     ------     -------
OPERATIONS SUMMARY
(millions)
External net interest
 margin .......................   $   (44)   $  (37)     $(284)     $  (103)    $ (11)    $ (10)   $   639    $   617
Internal funding (charge)
 credit .......................       273       248        281          149       (24)      (24)      ----       ----
                                  -------    ------   --------      -------   -------   -------   --------   --------
Net interest income* ..........       229       211         (3)          46       (35)      (34)       639        617
Total other income ............       110       104         49           40      ----      ----        470        415
                                  -------    ------   ----------    -------   -------   -------   --------   --------
Total revenues ................       339       315         46           86       (35)      (34)     1,109      1,032
Provision for loan losses .....         5         5        (57)         (13)     ----      ----        273         74
Total other expense ...........       239       233          3           17       (25)      (24)       631        581
                                  -------    ------   ----------    -------   -------   -------   --------   --------
Pretax profit .................        95        77        100           82       (10)      (10)       205        377
Income taxes (benefit) ........        34        28         35           29       (10)      (10)        67        129
                                  -------    ------   ----------    -------   -------   -------   --------   --------
Net income (loss) .............   $    61    $   49      $  65      $    53     $----     $----    $   138    $   248
                                  =======    ======   ==========    =======   =======   =======   ========   ========
Percentage contribution to
 total revenues** .............      29.6%     29.5%       4.0%         8.1%
Percentage contribution to
 net income ...................      44.2%     19.7%      47.1%        21.4%
AVERAGE BALANCES
(millions)
Total assets ..................   $10,871    $9,622      $8,988     $12,606                        $69,466    $65,454

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


BUSINESS SEGMENTS                                                        TABLE 6
--------------------------------------------------------------------------------
(SIX MONTHS ENDED JUNE 30)

                                       ASSET AND
                                          WEALTH
                                      MANAGEMENT               CORPORATE          CREDIT CARD
                                  ------------------     -------------------  -------------------
                                    2000       1999       2000         1999      2000       1999
                                  ------       -----     -----         -----  -------       -----
OPERATIONS SUMMARY
(millions)
External net interest
 margin .......................   $   70     $   45     $ 1,263     $ 1,039    $  560    $  420
Internal funding (charge)
 credit .......................        5         14        (776)       (591)     (240)     (156)
                                --------     ------     -------     -------   -------    ------
Net interest income* ..........       75         59         487         448       320       264
Total other income ............      315        204         218         193       106        78
                                --------     ------     -------     -------   -------    ------
Total revenues ................      390        263         705         641       426       342
Provision for loan losses .....        3       ----         242          17       186       145
Total other expense ...........      320        213         355         311       143       106
                                --------     ------     -------     -------   -------    ------
Pretax profit .................       67         50         108         313        97        91
Income taxes ..................       27         19          40         112        35        32
                                --------     ------     -------     -------   -------    ------
Net income ....................   $   40     $   31     $    68     $   201    $   62    $   59
                                ========     ======     =======     =======   =======    ======
Percentage contribution to
 total revenues** .............     17.2%      12.9%       31.1%       31.4%     18.8%     16.8%
Percentage contribution to
 net income ...................     10.5%       6.3%       17.8%       40.9%     16.2%     12.0%
AVERAGE BALANCES
(millions)
Total assets ..................   $3,478     $2,555     $37,433     $34,010    $7,893    $6,296

                                                              TREASURY &                                  TOTAL
                                         CONSUMER          ADMINISTRATION      ELIMINATIONS           CORPORATION
                                   -----------------    --------------------  ----------------     ------------------
                                     2000      1999       2000         1999    2000      1999        2000       1999
                                   ------     ------    -------       ------  -----     ------     ------     -------
OPERATIONS SUMMARY
(millions)
External net interest
 margin .......................   $   (87)   $  (73)     $(528)     $  (186)    $ (19)    $ (20)   $ 1,259   $ 1,225
Internal funding (charge)
 credit .......................       536       495        524          284       (49)      (46)      ----      ----
                                  -------    ------   --------      -------   -------   -------   --------  --------
Net interest income* ..........       449       422         (4)          98       (68)      (66)     1,259     1,225
Total other income ............       214       203         88           71      ----      ----        941       749
                                  -------    ------   ----------    -------   -------   -------   --------  --------
Total revenues ................       663       625         84          169       (68)      (66)     2,200     1,974
Provision for loan losses .....        11         9        (95)         (16)     ----      ----        347       155
Total other expense ...........       466       454         34           35       (49)      (46)     1,269     1,073
                                  -------    ------   ----------    -------   -------   -------   --------  --------
Pretax profit .................       186       162        145          150       (19)      (20)       584       746
Income taxes ..................        68        59         51           53       (19)      (20)       202       255
                                  -------    ------   ----------    -------   -------   -------   --------  --------
Net income ....................   $   118    $  103      $  94      $    97     $----     $----    $   382   $   491
                                  =======    ======   ==========    =======   =======   =======   ========  ========
Percentage contribution to
 total revenues** .............      29.2%     30.6%       3.7%         8.3%
Percentage contribution to
 net income ...................      30.9%     21.0%      24.6%        19.8%
AVERAGE BALANCES
(millions)
Total assets ..................   $10,572    $9,607      $9,234     $12,466                        $68,610   $64,934

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

Asset and Wealth Management

Asset and Wealth Management provides integrated financial services to the affluent marketplace. During 1999, Wachovia made three acquisitions to advance its capabilities. In April 1999, Wachovia acquired Interstate/Johnson Lane Inc. ("IJL") and in September, Wachovia completed the acquisitions of OFFITBANK Holdings, Inc. ("OFFITBANK") and Barry, Evans, Josephs & Snipes, Inc. ("BEJS"). Also in the third quarter of 1999, Wachovia sold its master trust and institutional custody business in order to focus on more strategically oriented businesses.

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

Institutional Client Services provides asset management, retirement services and philanthropy management services to businesses, individuals and foundations. Executive Services is a nationally recognized leader in providing retirement and wealth accumulation products for high-net-worth individuals. It also provides change-of-control and employee benefit protection services to client management teams. Wachovia Asset Management provides investment strategies and portfolio management for individuals and institutions, in addition to managing the Wachovia Funds. At June 30, 2000, trust assets under discretionary management exceeded $50 billion.

Industry Dynamics and Strategy. Wachovia believes the current marketplace is underserved with few national brands and fragmented competition. Within Wachovia's five-state geographic footprint, households are growing much faster than the national average, and over the next five years, the subset of affluent households is expected to grow substantially. These factors combine to create an attractive market opportunity. Market volatility and the projected need for intergenerational wealth transfer capabilities also will drive demand.

Asset and Wealth Management's market presence, brand names and strategic focus position it to take unique advantage of this environment. The integration of the acquisitions has allowed this business segment to increase its product offerings, leverage existing services and expand distribution channels. In addition, close coordination with Wachovia's Consumer and Corporate business segments creates a continuous pipeline of customers. When retail customers fit the affluent profile, they are offered wealth management products that better serve their changing needs. Corporate identifies potential customers for asset management, retirement plans and executive or charitable funds services.

Financial Results. Comparisons of financial results between periods were affected by acquisitions and market sensitivity of certain revenue sources. Second quarter 2000 saw a decline in trading activity that contributed to the decrease in quarterly pretax profit from a year earlier. The acquisition of IJL significantly increased the scale of Wachovia's market sensitive revenue in investment fee income. Goodwill amortization expense and the expense base from the acquisitions of OFFITBANK and BEJS as well as start up costs incurred with opening new OFFITBANK offices in Palm Beach, Florida, Atlanta, Georgia, Charlotte and Winston-Salem, North Carolina, accounted for the higher level of expense from a year ago. Increases in loan and deposit volumes pushed net interest income up over $4 million from the second quarter of 1999 after covering the additional cost of funding intangible assets resulting from acquisitions. Without the impact of acquisitions, net interest income was up approximately 20 percent from a year ago, and other income and expense rose 6 percent and 1 percent, respectively.

Year-to-date pretax profit increased 34 percent over the same period last year. Despite the decline in market sensitive businesses in the second quarter of 2000, first quarter activity achieved record levels contributing to a net increase in investment fees for the first six months of 2000 compared with a year ago. Loan and deposit growth was primarily responsible for the

$16 million increase in net interest income. The increase in expenses reflected goodwill amortization and the added expense base of the acquired entities.


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

Products and Services. Corporate provides a comprehensive array of capital solutions, strategic consulting, and risk management services to public and private companies primarily in the Southeast, but also on a national and global level. Corporate is a leading provider of treasury consulting and cash management solutions, and its Treasury Services group consistently is cited for superior quality of service, technology and operations performance. The acquisition of IJL strengthened Wachovia's capabilities as a provider of capital and financial advisory services by doubling the number of investment banking professionals; adding equity research, sales and trading; and expanding its fixed income distribution capacity. The acquisition of IJL also resulted in the formation of Wachovia Securities, Inc. (WSI), a subsidiary that has full powers to underwrite and deal in all types of corporate debt and equities. WSI is a member of the NYSE, regional exchanges and the NASD, publishes equity research on an expanding list of approximately 150 companies, and makes a market in more than 180 stocks.

Industry Dynamics and Strategy. In a highly competitive environment, Corporate maintains a strong market position in the Southeast and a top ten share in the U.S. large corporate market. Client attitudes and behaviors, as well as rapid changes in technology and communications continue to transform the marketplace. To achieve continued success in this environment, Corporate segments the market to best align its sales approach, service model and product development priorities with customer requirements, segment profitability and growth potential. As a result, the traditional market-based segmentation is augmented with needs-based segmentation where specialization is more appropriate. Examples of Wachovia's segment specialization include Commercial Real Estate, the Emerging Growth and Technology Group, the Communications Group, Leveraged Finance, Dealer Financial Services, Aircraft Finance, Government Contract Finance and Financial Institutions.

Financial Results. Net interest income increased $13 million or 6 percent compared with the second quarter of 1999. Average loans outstanding increased 11 percent over the prior year second quarter, while loan spreads tightened. The loan loss provision increased by $215 million, consistent with the loan loss charge recorded in the second quarter. Other income rose 6 percent, driven by gains in letter of credit fees and Treasury Services revenues. Noninterest expense was up 7 percent due primarily to increased expenditures on technology initiatives.

Year to date, net interest income increased $39 million or 9 percent over the same period in 1999, reflecting 12 percent growth in average loans, offset partially by loan spread compression. The loan loss provision increased by $225 million, driven by the reasons discussed in more detail in the Allowance for Loan Losses section beginning on page 23. Other income grew by 13 percent, reflecting the inclusion of the former IJL Capital Markets business activity for the full six months in 2000, in addition to stronger Treasury Services results. Noninterest expense increased 14 percent, due to the addition of the former IJL business units, as well as higher technology spending. Excluding the impact of the 1999 IJL acquisition, other income rose 6 percent year to date, while other expense rose 7 percent.


Credit Card

Credit Card's mission is to be the preferred credit card issuer, offering the best value on a combined rate and fee package while providing excellent customer service.

Products and Services. The Credit Card business segment is a full-service provider of consumer and business credit cards and merchant acquirer services. Credit Card manages most components of credit card processing in-house, with the exception of servicing business card products and the Partners First portfolio that are processed through outside vendors. Currently, 92 percent of Wachovia's credit card portfolio accrues interest at a variable rate and 34 percent of the accounts are within Wachovia's five state geographic footprint.

Industry Dynamics and Strategy. The credit card industry is in a period of intense competition and consolidation. Leading providers are leveraging technology to build scale and operating efficiencies. Credit Card's strategy focuses on serving above-average credit quality customers whom carry higher-than-average loan balances while maintaining an efficient and cost-effective process.

Financial Results. Comparison between periods for Credit Card was significantly affected by the acquisition of the Partners First credit card portfolio on February 1, 2000. The acquisition of Partners First added approximately $2 billion in managed receivables, increasing the total by more than 30 percent. The Partners First receivables have a higher charge off rate and higher yield than the rest of the portfolio. Quarterly pretax profit was flat from the amount reported for the second quarter of 1999. Net interest income grew 28 percent, primarily due to the Partners First acquisition. This was partially offset by compressed spreads resulting from rising interest rates and the lag effect of repricing accounts, as well as lower late fees. The loan loss provision increased 37 percent, primarily as a result of the acquisition offset by improved losses on the original Wachovia portfolio. Excluding the Partners First portfolio, the loan loss ratio was 4.03 percent of average loans. Noninterest income increased 31 percent largely due to the acquisition and higher overlimit fees. Total expenses increased by 43 percent due to the acquisition.

Year to date, pretax profit increased 7 percent. The acquisition of the Partners First portfolio was the cause for the 21 percent increase in net interest income, which was partially offset by lower spreads resulting from rising interest rates and the lag effect of repricing accounts. Lower late fees also offset some of the increase resulting from acquisitions. The increase in the loan loss provision was due to the acquisition as the charge off rate on the original Wachovia portfolio improved from a year ago. Excluding the Partners First portfolio, the loan loss ratio was 4.08 percent. Noninterest income grew 36 percent mainly due to the acquisition; strong interchange income from increased purchase volume and higher overlimit fees. Total expenses rose by 35 percent primarily due to the acquisition.


Consumer

Consumer develops customer relationships for the greatest lifetime value, manages the cost of the sales and service network and pursues opportunities to attract and serve customers through digital channels. It targets consumers, worksite groups and small businesses throughout the Southeast, offering a broad array of competitively priced products and services. Consumer's importance to the entire Wachovia enterprise cannot be measured entirely by its profit contribution because its customer base and the impact of its branch network are fundamental to the success of Wachovia's business segments.

Products and Services. Consumer provides the more traditional retail banking services, including mortgage lending, deposit products and consumer loans, as well as services for the small business market. It also offers access to investment and insurance products. Delivery channels include 700 traditional and in-store branches and worksite centers, 1,377 ATMs and 31 kiosks, supported by four automated phone centers. Wachovia is the ninth largest Visa check card issuer and has enjoyed the growing consumer acceptance of this electronic capability. Campus Card programs provide card-based banking access at 10 university campuses, and Wachovia At Work serves employees of more than 4,200 companies.

The Internet is growing in importance as a forum for financial services. Three hundred seventy-five thousand of Wachovia's demand deposit customers are enrolled in Internet banking, up from 226 thousand at year-end and 113 thousand the prior year. Wachovia's Internet site, www.wachovia.com, serves as a financial portal with full transaction capability and relevant financial news.

Industry Dynamics and Strategy. Consumer serves more than 3.8 million consumers and approximately 180,000 small business customers. A majority of Wachovia's deposits are in large, high-growth metropolitan areas. Consumer's strategy is to assess customer potential, identify their financial needs and achieve alignment between their needs, service expectations and price. Specific initiatives to implement this strategy include: SELECTIVE GEOGRAPHIC EXPANSION. Wachovia continues to evaluate merger and branching opportunities in high-growth areas. During the first quarter of 2000, Wachovia completed the acquisition of Bank of Canton in the suburban Atlanta area. Wachovia completed the acquisition of the National Bank of Commerce in Winter Park, Florida in early June. PROFITABLE RELATIONSHIP OPTIMIZATION (PRO). Desktop technology connects to data warehouses that analyze customer information and anticipate the next likely desired service. This technology is combined with solution-selling skills by Personal Financial Advisors, small business, and branch bankers to serve more than 400,000 high-potential customers. WACHOVIA AT WORK AND CAMPUS BANKING PROGRAMS. These strategies involve deploying Wachovia products and services through employers and universities to provide access to employees and students. MARKET NETWORK STRATEGY. Network optimization models provide an analytical framework to reduce branch network expenses, while at the same time maximizing customer points of presence. In May, Wachovia announced agreements to sell 15 branches in Virginia and 4 in North Carolina. SEAMLESS CUSTOMER SERVICE. During the second quarter, Wachovia On-Call, Consumer's automated phone center group, implemented new technology to enhance customer service, reduce cost and provide the foundation for network-based call processing.

eBusiness activities at Wachovia are enterprise wide. Advances in technology are rapidly transforming the financial services industry. The eBusiness Division provides eBusiness strategic planning, leadership and operational management. Business units sponsor specific Internet initiatives to meet the dynamic demands of their customer groups. This collaborative structure maximizes the leverage from technology and research with the necessary responsiveness to customer requirements and deliverables. Wachovia's eBusiness strategy is to develop a personalized and seamlessly delivered customer experience when using www.wachovia.com and to augment the site with relevant financial data. Value is created by aligning customer acquisition, retention, cross-selling and cost reduction throughout all customer segment and delivery channels.

Financial Results. Consumer's pretax profit increased 23 percent from the same quarter last year. Net interest income increased 9 percent to $229 million, driven by higher loans and net deposits and rising interest rates. Other income increased 6 percent to $110 million, primarily due to deposit account fee growth. Electronic banking revenues grew 17 percent, mostly in ATM, check card and interchange revenues. Mortgage fees decreased 30 percent, as sales declined and the mix shifted to adjustable-rate mortgages from fixed-rate mortgages which are sold in the secondary market. Total expenses increased 2.6 percent due to the investment in Wachovia's Internet site to support retail and the additions of Bank of Canton and National Bank of Commerce.

Six-month pretax profit of $186 million increased 15 percent over the first half of 1999. Strong results from the branch-based consumer business offset a difficult mortgage lending environment and investments in Wachovia's retail delivery through the Internet. Results included five months of Bank of Canton and one month of National Bank of Commerce. Net interest income increased 6 percent on good loan and deposit growth and higher interest rates. Loan growth was solid in the Bankline and Equity Bankline categories. Savings certificates was the highest growth category in deposits as a result of the acquired banks and special marketing promotions. Other income was up 5 percent driven by healthy deposit account and electronic banking fee growth. Electronic banking revenues grew 21 percent due to rising ATM, debit card volumes and interchange revenues. Mortgage fees declined 39 percent on lower volume and a continued shift from fixed rate to adjustable-rate mortgages. Expenses grew 3 percent, as a result of the addition of the Bank of Canton and investment in the Internet site to support retail customers.


Treasury & Administration

The Treasury & Administration segment principally reflects asset and liability management for interest rate risk, management of the securities portfolio, internal compensation for funding sources and charges for funds used. Also reflected is the funding impact and the gain on the sale of credit card securitized loans, since the Credit Card business segment is reported on a managed basis. Other unallocated corporate costs and certain nonrecurring expenses are also included.

Financial Results. The credit card securitization transactions that occurred during March and September 1999 and the securitized portion of the acquired Partners First credit card portfolio impacted comparability to prior year results. Average securitized loans outstanding during these periods increased approximately 29 percent on a quarterly basis and 25 percent on a year to date basis. Quarterly pretax profit increased $18 million to $100 million in the second quarter of 2000 from 1999. The net interest income was down $49 million principally as a result of the impact of the credit card securitized portfolios. Similarly, the loan loss provision declined $44 million, with $37 million related to the securitized portfolios. Other income rose $9 million, principally as a result of the processing revenue for servicing the securitized credit card portfolios. Other expense decreased $14 million due to lower software development and operational expenses related in part to enterprise wide projects such as Year 2000 preparations.

Year-to-date pretax profit declined $5 million to $145 million from $150 million in 1999. As a result of the credit card securitized portfolios, net interest income and loan loss provision declined $102 million and $79 million, respectively. Other income rose $17 million, with credit card processing revenue up $22 million and credit card income down $9 million, both due to the securitized portfolios. Other expense decreased $1 million caused by lower software development and operational expenses, including $11 million associated with expenses incurred in 1999 to prepare for the Year 2000 event, offset by lower nonrecurring integration and litigation settlement charges of $29 million.

TAXABLE EQUIVALENT RATE/VOLUME ANALYSIS -- SECOND QUARTER*               TABLE 7
--------------------------------------------------------------------------------

AVERAGE VOLUME           AVERAGE RATE
--------------------- -------------------
   2000       1999       2000      1999
-------    -------    -------      ----
    (MILLIONS)                             INTEREST INCOME
                                           Loans:
 $17,570    $15,976       8.50      6.91     Commercial ...............................
     673        832       9.30      9.07     Tax-exempt ...............................
--------   --------
  18,243     16,808       8.53      7.02         Total commercial .....................
   1,236      1,072       8.84      8.60     Direct retail ............................
   3,906      3,371       8.11      7.92     Indirect retail ..........................
   4,741      4,932      14.21     13.37     Credit card ..............................
     741        572      11.54     10.79     Other revolving credit ...................
--------   --------
  10,624      9,947      11.16     10.86         Total retail .........................
   2,797      2,149       9.96      8.16     Construction .............................
   8,206      7,200       8.48      7.95     Commercial mortgages .....................
   8,272      7,311       8.00      7.81     Residential mortgages ....................
--------   --------
  19,275     16,660       8.49      7.91         Total real estate ....................
   2,694      2,265       9.08     11.79     Lease financing ..........................
   1,297      1,332       7.64      6.32     Foreign ..................................
--------   --------
  52,133     47,012       9.06      8.36         Total loans ..........................
                                           Securities:
                                             Held-to-maturity:
     452        614       6.04      6.21       U.S. Government and agency .............
     400        510       8.13      8.12       Mortgage-backed ........................
     214        159       9.52      9.99       State and municipal ....................
      32         62       6.96      6.99       Other ..................................
--------   --------
   1,098      1,345       7.51      7.41         Total held-to-maturity ...............
                                             Available-for-sale:**
   2,867      3,573       6.87      6.57       U.S. Government and agency .............
   3,756      4,181       6.52      6.32       Mortgage-backed ........................
     686        565       6.65      6.60       Other ..................................
--------   --------
   7,309      8,319       6.67      6.44         Total available-for-sale .............
--------   --------
   8,407      9,664       6.78      6.58         Total securities .....................
     108         83       5.23      6.70   Interest-bearing bank balances .............
                                           Federal funds sold and securities
     444        707       6.16      4.78     purchased under resale agreements ........
     689        798       6.43      4.07   Trading account assets .....................
--------   --------
 $61,781    $58,264       8.69      7.96         Total interest-earning assets ........
========   ========
                                           INTEREST EXPENSE
 $ 4,793    $ 4,691       1.46      1.20   Interest-bearing demand ....................
  13,305     13,424       4.20      3.48   Savings and money market savings ...........
   9,243      8,746       5.59      5.09   Savings certificates .......................
   4,198      3,394       5.92      5.08   Large denomination certificates ............
--------   --------
                                                 Total interest-bearing deposits in
  31,539     30,255       4.42      3.77            domestic offices ..................
                                           Interest-bearing deposits in foreign
   4,124      2,088       6.08      4.62     offices ..................................
--------   --------
  35,663     32,343       4.61      3.82         Total interest-bearing deposits ......
                                           Federal funds purchased and securities
   5,597      6,155       5.95      4.47     sold under repurchase agreements .........
   1,627      1,452       5.88      4.48   Commercial paper ...........................
   1,397      2,022       7.37      5.46   Other short-term borrowed funds ............
--------   --------
   8,621      9,629       6.17      4.68         Total short-term borrowed funds.......
   2,106      2,544       6.30      5.43   Bank notes .................................
   6,745      5,454       6.64      5.47   Other long-term debt .......................
--------   --------
   8,851      7,998       6.56      5.46         Total long-term debt .................
--------   --------
 $53,135    $49,970       5.19      4.25         Total interest-bearing liabilities ...
========   ========   --------     -----
                          3.50      3.71   Interest rate spread
                      ========     =====
                                           Net yield on interest-earning assets and
                          4.22      4.31     net interest income ......................
                      ========     =====

                                                                                                    VARIANCE
                                                        INTEREST                                 ATTRIBUTABLE TO
                                              --------------------------                   --------------------------
                                                   2000          1999         VARIANCE          RATE          VOLUME
                                              ---------     ------------    ------------    ----------       --------
INTEREST INCOME                                                             (THOUSANDS)
Loans:
  Commercial ...............................   $   371,154   $   275,364   $      95,790    $  66,695     $   29,095
  Tax-exempt ...............................        15,545        18,813          (3,268)         462         (3,730)
                                              ------------  ------------   -------------
      Total commercial .....................       386,699       294,177          92,522       66,171         26,351
  Direct retail ............................        27,162        22,970           4,192          640          3,552
  Indirect retail ..........................        78,756        66,579          12,177        1,578         10,599
  Credit card ..............................       167,493       164,369           3,124        9,828         (6,704)
  Other revolving credit ...................        21,264        15,387           5,877        1,125          4,752
                                              ------------  ------------   -------------
      Total retail .........................       294,675       269,305          25,370        7,246         18,124
  Construction .............................        69,244        43,702          25,542       10,795         14,747
  Commercial mortgages .....................       173,096       142,724          30,372        9,855         20,517
  Residential mortgages ....................       164,611       142,330          22,281        3,557         18,724
                                              ------------  ------------   -------------
      Total real estate ....................       406,951       328,756          78,195       24,792         53,403
  Lease financing ..........................        60,794        66,606          (5,812)     (17,038)        11,226
  Foreign ..................................        24,636        21,007           3,629        4,197           (568)
                                              ------------  ------------   -------------
      Total loans ..........................     1,173,755       979,851         193,904       83,944        109,960
Securities:
  Held-to-maturity:
    U.S. Government and agency .............         6,777         9,493          (2,716)        (256)        (2,460)
    Mortgage-backed ........................         8,092        10,320          (2,228)          19         (2,247)
    State and municipal ....................         5,067         3,962           1,105         (198)         1,303
    Other ..................................           554         1,073            (519)          (4)          (515)
                                              ------------  ------------   -------------
      Total held-to-maturity ...............        20,490        24,848          (4,358)         298         (4,656)
  Available-for-sale:**
    U.S. Government and agency .............        48,965        58,525          (9,560)       2,549        (12,109)
    Mortgage-backed ........................        60,895        65,861          (4,966)       2,026         (6,992)
    Other ..................................        11,339         9,285           2,054           72          1,982
                                              ------------  ------------   -------------
      Total available-for-sale .............       121,199       133,671         (12,472)       4,462        (16,934)
                                              ------------  ------------   -------------
      Total securities .....................       141,689       158,519         (16,830)       4,605        (21,435)
Interest-bearing bank balances .............         1,400         1,391               9         (346)           355
Federal funds sold and securities                    6,796         8,429          (1,633)       2,029         (3,662)
  purchased under resale agreements ........
Trading account assets .....................        11,025         8,107           2,918        4,152         (1,234)
                                              ------------  ------------   -------------
      Total interest-earning assets ........     1,334,665     1,156,297         178,368      107,481         70,887

INTEREST EXPENSE
Interest-bearing demand ....................        17,379        13,991           3,388        3,080            308
Savings and money market savings ...........       139,095       116,476          22,619       23,677         (1,058)
Savings certificates .......................       128,528       110,926          17,602       11,193          6,409
Large denomination certificates ............        61,816        42,992          18,824        7,744         11,080
                                              ------------  ------------   -------------
      Total interest-bearing deposits in
         domestic offices ..................       346,818       284,385          62,433       50,130         12,303
Interest-bearing deposits in foreign
  offices ..................................        62,308        24,039          38,269        9,368         28,901
                                              ------------  ------------   -------------
      Total interest-bearing deposits ......       409,126       308,424         100,702       67,239         33,463
Federal funds purchased and securities              82,804        68,530          14,274       20,983         (6,709)
  sold under repurchase agreements .........
Commercial paper ...........................        23,783        16,234           7,549        5,443          2,106
Other short-term borrowed funds ............        25,619        27,537          (1,918)       8,006         (9,924)
                                              ------------  ------------   -------------
      Total short-term borrowed funds.......       132,206       112,301          19,905       32,669        (12,764)
Bank notes .................................        32,962        34,467          (1,505)       4,986         (6,491)
Other long-term debt .......................       111,435        74,410          37,025       17,587         19,438
                                              ------------  ------------   -------------
      Total long-term debt .................       144,397       108,877          35,520       23,254         12,266
                                              ------------  ------------   -------------
      Total interest-bearing liabilities ...       685,729       529,602         156,127      121,351         34,776
                                              ------------  ------------   -------------
Interest rate spread

Net yield on interest-earning assets and
  net interest income ......................   $   648,936   $   626,695   $      22,241      (13,681)        35,922
                                              ============  ============   =============

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
** Volume amounts are reported at amortized cost; excludes pretax unrealized losses of $159 million in 2000 and pretax unrealized gains of $68 million in 1999.

TAXABLE EQUIVALENT RATE/VOLUME ANALYSIS -- SIX MONTHS*                   TABLE 8
--------------------------------------------------------------------------------

    AVERAGE VOLUME       AVERAGE RATE
--------------------- -------------------
   2000       1999       2000      1999
-------    -------    -------    --------
(MILLIONS)                                   INTEREST INCOME
                                             Loans:
 $17,393    $15,418       8.28      6.94       Commercial ...............................
     673        881       9.29      9.18       Tax-exempt ...............................
--------   --------
  18,066     16,299       8.32      7.06           Total commercial .....................
   1,172      1,072       8.77      8.75       Direct retail ............................
   3,855      3,340       8.00      7.94       Indirect retail ..........................
   4,813      5,389      13.80     13.31       Credit card ..............................
     716        559      11.42     10.87       Other revolving credit ...................
--------   --------
  10,556     10,360      10.96     10.98           Total retail .........................
   2,626      2,121       9.45      8.36       Construction .............................
   8,100      7,127       8.40      8.01       Commercial mortgages .....................
   8,066      7,324       7.91      7.82       Residential mortgages ....................
--------   --------
  18,792     16,572       8.34      7.97           Total real estate ....................
   2,650      2,104       9.32     11.95       Lease financing ..........................
   1,278      1,303       7.50      6.32       Foreign ..................................
--------   --------
  51,342     46,638       8.90      8.45           Total loans ..........................
                                             Securities:
                                               Held-to-maturity:
     444        592       6.36      6.21         U.S. Government and agency .............
     404        543       8.07      8.28         Mortgage-backed ........................
     211        163       9.51      9.86         State and municipal ....................
      37         67       6.59      6.85         Other ..................................
--------   --------
   1,096      1,365       7.60      7.50           Total held-to-maturity ...............
                                               Available-for-sale:**
   2,876      3,374       6.53      6.50         U.S. Government and agency .............
   3,762      4,134       6.50      6.39         Mortgage-backed ........................
     667        571       6.67      7.04         Other ..................................
--------   --------
   7,305      8,079       6.53      6.48           Total available-for-sale .............
--------   --------
                                                   Total securities .....................
   8,401      9,444       6.67      6.63     Interest-bearing bank balances .............
     103        107       5.74      6.78     Federal funds sold and securities
     484        595       5.93      4.82       purchased under resale agreements ........
     656        749       6.55      3.70     Trading account assets .....................
--------   --------
 $60,986    $57,533       8.54      8.05           Total interest-earning assets ........
========   ========
                                             INTEREST EXPENSE
 $ 4,774    $ 4,678       1.48      1.15     Interest-bearing demand ....................
  13,334     13,158       4.08      3.53     Savings and money market savings ...........
   9,104      8,796       5.44      5.14     Savings certificates .......................
   4,112      3,385       5.77      5.17     Large denomination certificates ............
--------   --------
                                                   Total interest-bearing deposits in
  31,324     30,017       4.30      3.81              domestic offices ..................
                                             Interest-bearing deposits in foreign
   3,944      2,078       5.82      4.65       offices ..................................
--------   --------
  35,268     32,095       4.47      3.87         Total interest-bearing deposits ........
                                             Federal funds purchased and securities
   5,721      6,087       5.63      4.41       sold under repurchase agreements .........
   1,633      1,436       5.64      4.48     Commercial paper ...........................
   1,417      1,938       7.04      5.26     Other short-term borrowed funds ............
--------   --------
   8,771      9,461       5.86      4.59           Total short-term borrowed funds.......
   2,088      2,646       6.24      5.57     Bank notes .................................
   6,378      5,168       6.54      5.76     Other long-term debt .......................
--------   --------
   8,466      7,814       6.46      5.69           Total long-term debt .................
--------   --------
 $52,505    $49,370       5.02      4.30           Total interest-bearing liabilities ...
========   ========   --------     -----
                          3.52      3.75     Interest rate spread
                      ========     =====
                                             Net yield on interest-earning assets and
                          4.21      4.36       net interest income ......................
                      ========     =====

                                                                                                  VARIANCE
                                                        INTEREST                               ATTRIBUTABLE TO
                                              -------------------------                     ---------------------
                                                    2000          1999         VARIANCE       RATE        VOLUME
                                              ----------    -----------      -----------    --------     --------
INTEREST INCOME                                                               (THOUSANDS)
Loans:
  Commercial ...............................   $  716,050    $  530,319    $     185,731   $ 111,777   $   73,954
  Tax-exempt ...............................       31,104        40,141           (9,037)        485       (9,522)
                                              -----------   -----------    -------------
      Total commercial .....................      747,154       570,460          176,694     109,924       66,770
  Direct retail ............................       51,131        46,523            4,608         117        4,491
  Indirect retail ..........................      153,382       131,561           21,821       1,011       20,810
  Credit card ..............................      330,305       355,703          (25,398)     12,945      (38,343)
  Other revolving credit ...................       40,676        30,134           10,542       1,633        8,909
                                              -----------   -----------    -------------
      Total retail .........................      575,494       563,921           11,573        (573)      12,146
  Construction .............................      123,400        87,891           35,509      12,581       22,928
  Commercial mortgages .....................      338,324       283,046           55,278      14,572       40,706
  Residential mortgages ....................      317,391       284,007           33,384       3,506       29,878
                                              -----------   -----------    -------------
      Total real estate ....................      779,115       654,944          124,171      31,808       92,363
  Lease financing ..........................      122,731       124,679           (1,948)    (30,605)      28,657
  Foreign ..................................       47,685        40,858            6,827       7,599         (772)
                                              -----------   -----------    -------------
      Total loans ..........................    2,272,179     1,954,862          317,317     109,210      208,107
Securities:
  Held-to-maturity:
    U.S. Government and agency .............       14,024        18,238           (4,214)        418       (4,632)
    Mortgage-backed ........................       16,211        22,285           (6,074)       (535)      (5,539)
    State and municipal ....................        9,986         7,986            2,000        (296)       2,296
    Other ..................................        1,222         2,270           (1,048)        (83)        (965)
                                              -----------   -----------    -------------
      Total held-to-maturity ...............       41,443        50,779           (9,336)        690      (10,026)
  Available-for-sale:**
    U.S. Government and agency .............       93,312       108,739          (15,427)        459      (15,886)
    Mortgage-backed ........................      121,674       130,965           (9,291)      2,372      (11,663)
    Other ..................................       22,122        19,915            2,207      (1,080)       3,287
                                              -----------   -----------    -------------
      Total available-for-sale .............      237,108       259,619          (22,511)      1,901      (24,412)
                                              -----------   -----------    -------------
      Total securities .....................      278,551       310,398          (31,847)      1,878      (33,725)
Interest-bearing bank balances .............        2,923         3,584             (661)       (526)        (135)
Federal funds sold and securities
  purchased under resale agreements ........       14,288        14,231               57       2,970       (2,913)
Trading account assets .....................       21,382        13,760            7,622       9,502       (1,880)
                                              -----------   -----------    -------------
      Total interest-earning assets ........    2,589,323     2,296,835          292,488     146,931      145,557

INTEREST EXPENSE
Interest-bearing demand ....................       35,225        26,716            8,509       7,943          566
Savings and money market savings ...........      270,226       230,023           40,203      37,030        3,173
Savings certificates .......................      246,265       224,375           21,890      13,581        8,309
Large denomination certificates ............      117,960        86,718           31,242      11,019       20,223
                                              -----------   -----------    -------------
      Total interest-bearing deposits in
         domestic offices ..................      669,676       567,832          101,844      75,841       26,003
Interest-bearing deposits in foreign
  offices ..................................      114,230        47,959           66,271      14,515       51,756
                                              -----------   -----------    -------------
      Total interest-bearing deposits ......      783,906       615,791          168,115     102,721       65,394
Federal funds purchased and securities            160,099       132,994           27,105      35,410       (8,305)
  sold under repurchase agreements .........
Commercial paper ...........................       45,799        31,915           13,884       9,081        4,803
Other short-term borrowed funds ............       49,625        50,562             (937)     14,637      (15,574)
                                              -----------   -----------    -------------
      Total short-term borrowed funds.......      255,523       215,471           40,052      56,533      (16,481)
Bank notes .................................       64,831        73,054           (8,223)      8,259      (16,482)
Other long-term debt .......................      207,330       147,596           59,734      21,857       37,877
                                              -----------   -----------    -------------
      Total long-term debt .................      272,161       220,650           51,511      31,873       19,638
                                              -----------   -----------    -------------
      Total interest-bearing liabilities ...    1,311,590     1,051,912          259,678     188,829       70,849
                                              -----------   -----------    -------------
Interest rate spread

Net yield on interest-earning assets and
  net interest income ......................   $1,277,733    $1,244,923    $      32,810     (42,511)      75,321
                                              ===========   ===========    =============

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
** Volume amounts are reported at amortized cost; excludes pretax unrealized losses of $154 million in 2000 and unrealized gains of $93 million in 1999.

CONSOLIDATED FINANCIAL RESULTS


NET INTEREST INCOME

Wachovia's taxable equivalent net interest income rose $22 million or 3.5 percent from the second quarter of 1999 to $649 million. Year-to-date net interest income increased $33 million from the same period a year ago. During the second quarter, the Federal Reserve continued to take action to slow the economy with a 50 basis point rate increase that followed five 25 basis point increases from July 1999 through the end of the first quarter. Upon each action by the Federal Reserve, Wachovia raised its prime lending rate to keep pace with the rise in funding costs. For second quarter 2000, Wachovia's average prime lending rate and the average federal funds rate were 9.25 percent and 6.27 percent, respectively, compared with 7.75 percent and 4.75 percent, respectively, a year ago.

Wachovia's net yield on interest-earning assets was 4.22 percent compared with
4.31 percent reported for the second quarter of 1999. For the six-month period, the net yield on interest-earning assets was 4.21 percent compared with 4.36 percent a year ago. Loan growth continued to outpace growth in core deposits leading to greater use of wholesale sources to fund loan demand. Although this contributed positively to net interest income, it had a slightly dilutive effect on the net yield on interest-earning assets. Competitive pressures, primarily in the consumer and real estate loan categories, kept pricing for new loans from including the full impact of the Federal Reserve's rate increases. Most of the new loan growth occurred in these two categories.


MANAGED CREDIT CARD DATA                                                 TABLE 9
--------------------------------------------------------------------------------
$ IN THOUSANDS


                                                     2000                                  1999
                                       ----------------------------     ------------------------------------------
                                           Second           First          Fourth          Third          Second
                                           Quarter         Quarter         Quarter        Quarter         Quarter
                                       -----------      -----------     ----------      ---------      -----------
Average credit card loans ............  $ 8,135,853     $ 7,771,010     $ 6,397,350     $ 6,343,811    $ 6,327,848
Period-end loans .....................    8,085,573       8,256,409       6,632,439       6,371,927      6,340,473
Net loan losses ......................      100,207          87,040          57,720          59,261         70,563
Annualized net loan losses to
 average loans .......................         4.93%           4.48%           3.61%           3.74%          4.46%
Delinquencies (30 days or more) to
 period-end loans ....................         3.74%           3.72%           3.22%           3.35%          2.79%


                                                     Six Months Ended
                                                         June 30
                                             -----------------------------
                                                  2000            1999
                                             -------------   -------------
Average credit card loans ............       $ 7,953,430     $ 6,378,839
Period-end loans .....................         8,085,573       6,340,473
Net loan losses ......................           187,247         140,195
Annualized net loan losses to
 average loans .......................              4.71%           4.40%
Delinquencies (30 days or more) to
 period-end loans ....................              3.74%           2.79%

The average yield on interest-earning assets increased 73 basis points from the second quarter of 1999 and 49 basis points, comparing year-to-date results. The rise in rates resulted in higher yields in all loan categories. Strong demand for Wachovia's new prime rate home equity product has tempered the rise in yields in the residential real estate portfolio as that product has a lower rate than the existing portfolio. Changes in portfolio mix resulting from credit card securitization transactions completed during 1999 subdued retail loan yields in 2000. The effect of the securitizations was most evident in comparing year-to-date yields to 1999 as the Series 1999-1 transaction, representing $896 million in receivables, occurred late in the first quarter of 1999. The Series 1999-2 transaction occurred in late third quarter 1999.

The average rate paid on interest-bearing liabilities increased by 94 basis points from the second quarter of 1999 and 72 basis points year-to-date from 1999. Comparisons with prior year reflect the rising rate environment that began with the Federal Reserve's actions to slow the economy in early third quarter 1999. Liability mix, although to a much more limited extent, contributed to the increase in the rate on interest bearing liabilities as most of the growth in the balance sheet was funded from wholesale sources. Interest-bearing core deposit funding increased $480 million and $580 million, respectively, compared to the second quarter and the first six months of 1999. The acquisitions of Bank of Canton and National Bank of Commerce and the 1999 third quarter sale of branches all affected growth in core deposits.

For the remainder of the year, management expects the net yield on interest-earning assets to decline moderately from the rate reported in the second quarter. Net interest income is anticipated to grow at a more modest rate for the remainder of the year.

NET INTEREST INCOME AND AVERAGE BALANCES                                TABLE 10
--------------------------------------------------------------------------------

                                                TWELVE
                                                MONTHS                      2000
                                                 ENDED          ---------------------------
                                               JUNE 30            SECOND           FIRST
                                                  2000            QUARTER         QUARTER
                                            -----------         ----------       ----------
NET INTEREST INCOME --
 TAXABLE EQUIVALENT
 (thousands)
Interest income: .........................
 Loans -- including fees ................. $4,339,379         $ 1,173,755     $ 1,098,424
 Securities ..............................    583,152             141,689         136,862
 Interest-bearing bank balances ..........      6,729               1,400           1,523
 Federal funds sold and securities
  purchased under resale
  agreements .............................     30,753               6,796           7,492
 Trading account assets ..................     39,781              11,025          10,357
                                            -----------     -------------     -----------
   Total .................................  4,999,794           1,334,665       1,254,658
Interest expense:
 Interest-bearing demand .................     66,943              17,379          17,846
 Savings and money market
  savings ................................    517,760             139,095         131,131
 Savings certificates ....................    469,473             128,528         117,737
 Large denomination certificates .........    203,781              61,816          56,144
 Interest-bearing deposits in foreign
  offices ................................    175,353              62,308          51,922
 Short-term borrowed funds ...............    497,213             132,206         123,317
 Long-term debt ..........................    525,889             144,397         127,764
                                            -----------     -------------     -----------
   Total .................................  2,456,412             685,729         625,861
                                            -----------     -------------     -----------
Net interest income ...................... $2,543,382         $   648,936     $   628,797
                                            ===========     =============     ===========
Annualized net yield on interest-
 earning assets ..........................       4.25%               4.22%           4.20%
AVERAGE BALANCES
  (millions)
Assets:
 Loans -- net of unearned income..........  $  49,560         $    52,133     $    50,550
 Securities ..............................      8,822               8,407           8,395
 Interest-bearing bank balances ..........        116                 108              97
 Federal funds sold and securities
  purchased under resale
  agreements .............................        550                 444             525
 Trading account assets ..................        783                 689             623
                                            -----------     -------------     -----------
   Total interest-earning assets .........     59,831              61,781          60,190
 Cash and due from banks .................      3,087               2,946           2,981
 Premises and equipment ..................        948                 931             945
 Other assets ............................      4,049               4,565           4,355
 Unrealized gains (losses) on
  securities available-for-sale ..........       (104)               (159)           (149)
 Allowance for loan losses ...............       (564)               (598)           (567)
                                            -----------     -------------     -----------
   Total assets ..........................  $  67,247         $    69,466     $    67,755
                                            ===========     =============     ===========
Liabilities and shareholders' equity:
 Interest-bearing demand .................  $   4,704         $     4,793     $     4,755
 Savings and money market
  savings ................................     13,427              13,305          13,363
 Savings certificates ....................      8,919               9,243           8,966
 Large denomination certificates .........      3,679               4,198           4,025
 Interest-bearing deposits in foreign
  offices ................................      3,174               4,124           3,764
 Short-term borrowed funds ...............      9,058               8,621           8,920
 Long-term debt ..........................      8,457               8,851           8,081
                                            -----------     -------------     -----------
   Total interest-bearing
    liabilities ..........................     51,418              53,135          51,874
 Demand deposits .........................      8,347               8,373           8,319
 Other liabilities .......................      1,866               2,125           1,874
 Shareholders' equity ....................      5,616               5,833           5,688
                                            -----------     -------------     -----------
   Total liabilities and
    shareholders' equity .................  $  67,247         $    69,466     $    67,755
                                            ===========     =============     ===========
Total deposits ...........................  $  42,250         $    44,036     $    43,192


                                                                   1999                           SIX MONTHS ENDED
                                              -------------------------------------------              JUNE 30
                                                 FOURTH           THIRD         SECOND       ----------------------------
                                                QUARTER         QUARTER        QUARTER            2000            1999
                                              ----------       ---------      ----------     -----------      -----------
NET INTEREST INCOME --
 TAXABLE EQUIVALENT
 (thousands)
Interest income: ..........................
 Loans -- including fees ..................   $ 1,062,662     $ 1,004,538    $    979,851    $ 2,272,179     $ 1,954,862
 Securities ...............................       150,305         154,296         158,519        278,551         310,398
 Interest-bearing bank balances ...........         2,175           1,631           1,391          2,923           3,584
 Federal funds sold and securities
  purchased under resale
  agreements ..............................         9,403           7,062           8,429         14,288          14,231
 Trading account assets ...................        11,064           7,335           8,107         21,382          13,760
                                            -------------     -----------    ------------  -------------     -----------
   Total ..................................     1,235,609       1,174,862       1,156,297      2,589,323       2,296,835
Interest expense:
 Interest-bearing demand ..................        16,439          15,279          13,991         35,225          26,716
 Savings and money market
  savings .................................       126,428         121,106         116,476        270,226         230,023
 Savings certificates .....................       112,639         110,569         110,926        246,265         224,375
 Large denomination certificates ..........        45,867          39,954          42,992        117,960          86,718
 Interest-bearing deposits in foreign
  offices .................................        36,393          24,730          24,039        114,230          47,959
 Short-term borrowed funds ................       129,354         112,336         112,301        255,523         215,471
 Long-term debt ...........................       129,463         124,265         108,877        272,161         220,650
                                            -------------     -----------    ------------  -------------     -----------
   Total ..................................       596,583         548,239         529,602      1,311,590       1,051,912
                                            -------------     -----------    ------------  -------------     -----------
Net interest income .......................   $   639,026     $   626,623    $    626,695    $ 1,277,733     $ 1,244,923
                                            =============     ===========    ============  =============     ===========
Annualized net yield on interest-
 earning assets ...........................          4.26%           4.29%           4.31%          4.21%           4.36%
AVERAGE BALANCES
  (millions)
Assets:
 Loans -- net of unearned income...........   $    48,593     $    47,003    $     47,012    $    51,342     $    46,638
 Securities ...............................         9,016           9,461           9,664          8,401           9,444
 Interest-bearing bank balances ...........           136             124              83            103             107
 Federal funds sold and securities
  purchased under resale
  agreements ..............................           681             550             707            484             595
 Trading account assets ...................         1,027             790             798            656             749
                                            -------------     -----------    ------------  -------------     -----------
   Total interest-earning assets ..........        59,453          57,928          58,264         60,986          57,533
 Cash and due from banks ..................         3,532           2,888           2,975          2,963           3,023
 Premises and equipment ...................           955             962             970            938             941
 Other assets .............................         3,653           3,632           3,713          4,460           3,880
 Unrealized gains (losses) on
  securities available-for-sale ...........           (65)            (47)             68           (154)             93
 Allowance for loan losses ................          (546)           (548)           (536)          (583)           (536)
                                            -------------     -----------    ------------  -------------     -----------
   Total assets ...........................   $    66,982     $    64,815    $     65,454    $    68,610     $    64,934
                                            =============     ===========    ============  =============     ===========
Liabilities and shareholders' equity:
 Interest-bearing demand ..................   $     4,653     $     4,617    $      4,691    $     4,774     $     4,678
 Savings and money market
  savings .................................        13,470          13,566          13,424         13,334          13,158
 Savings certificates .....................         8,774           8,696           8,746          9,104           8,796
 Large denomination certificates ..........         3,428           3,076           3,394          4,112           3,385
 Interest-bearing deposits in foreign
  offices .................................         2,782           2,041           2,088          3,944           2,078
 Short-term borrowed funds ................         9,836           8,848           9,629          8,771           9,461
 Long-term debt ...........................         8,327           8,571           7,998          8,466           7,814
                                            -------------     -----------    ------------  -------------     -----------
   Total interest-bearing
    liabilities ...........................        51,270          49,415          49,970         52,505          49,370
 Demand deposits ..........................         8,326           8,368           8,261          8,346           8,162
 Other liabilities ........................         1,831           1,641           1,764          1,999           2,015
 Shareholders' equity .....................         5,555           5,391           5,459          5,760           5,387
                                            -------------     -----------    ------------  -------------     -----------
   Total liabilities and
    shareholders' equity ..................   $    66,982     $    64,815    $     65,454    $    68,610     $    64,934
                                            =============     ===========    ============  =============     ===========
Total deposits ............................   $    41,433     $    40,364    $     40,604    $    43,614     $    40,257

RELATED BALANCE SHEET ANALYSIS

Strong loan growth continued through the second quarter of 2000 predominantly in the consumer, real estate and commercial categories. Adjusting for acquisitions and securitization transactions, loan growth was approximately 11 percent year over year in comparing the second quarter and the first six months. In comparison with the fourth quarter of 1999, average loan volume, excluding acquisitions, grew approximately $4 billion. Economic conditions in Wachovia's five state primary lending area, as well as nationally have been good, but show evidence of slowing in some sectors. For the remainder of the year, management expects loan growth to continue but at a somewhat slower rate than the first half of the year.


PERIOD-END LOANS BY CATEGORY                                            TABLE 11
--------------------------------------------------------------------------------
(THOUSANDS)

                                     JUNE 30       MARCH 31        DEC. 31       SEPT. 30        JUNE 30
                                        2000           2000           1999           1999           1999
                                 -----------    -----------    -----------    -----------    -----------
Commercial ..................... $17,823,579    $17,160,717    $17,042,740    $16,166,045    $16,852,028
Tax-exempt .....................     668,953        673,634        690,053        757,601        796,523
                                 -----------    -----------    -----------    -----------    -----------
    Total commercial ...........  18,492,532     17,834,351     17,732,793     16,923,646     17,648,551
Direct retail ..................   1,270,661      1,160,287      1,063,619      1,053,909      1,082,526
Indirect retail ................   3,985,073      3,856,229      3,740,683      3,616,862      3,458,466
Credit card ....................   4,690,595      4,860,455      4,736,485      4,475,973      4,944,519
Other revolving credit .........     761,049        715,317        667,149        620,342        588,880
                                 -----------    -----------    -----------    -----------    -----------
    Total retail ...............  10,707,378     10,592,288     10,207,936      9,767,086     10,074,391
Construction ...................   2,960,285      2,577,621      2,311,362      2,235,387      2,233,128
Commercial mortgages ...........   8,423,985      8,164,304      7,754,206      7,550,770      7,289,241
Residential mortgages ..........   8,558,292      7,994,283      7,756,983      7,498,541      7,385,728
                                 -----------    -----------    -----------    -----------    -----------
    Total real estate ..........  19,942,562     18,736,208     17,822,551     17,284,698     16,908,097
Lease financing ................   2,701,108      2,696,605      2,597,271      2,453,749      2,346,467
Foreign ........................   1,308,777      1,265,864      1,260,674      1,195,842      1,450,580
                                 -----------    -----------    -----------    -----------    -----------
    Total loans ................ $53,152,357    $51,125,316    $49,621,225    $47,625,021    $48,428,086
                                 ===========    ===========    ===========    ===========    ===========

Average balances of securities for the second quarter of 2000 declined in comparison to both the second and fourth quarters of 1999. During 1999, Wachovia allowed portfolio attrition to fund a portion of the loan growth. During the first and second quarter of 2000, maturing securities were replaced to maintain the portfolio at a relatively constant level.


SECURITIES                                                              TABLE 12
--------------------------------------------------------------------------------
JUNE 30, 2000 (THOUSANDS)

Securities available-for-sale at fair value:
 U.S. Government and agency ................  $2,803,489
 Mortgage-backed ...........................   3,713,314
 Other .....................................     655,198
                                              ----------
    Total available-for-sale ...............   7,172,001
Securities held-to-maturity:
 U.S. Government and agency ................     468,695
 Mortgage-backed ...........................     382,745
 State and municipal .......................     226,788
 Other .....................................      23,233
                                              ----------
    Total held-to-maturity .................   1,101,461
                                              ----------
    Total securities .......................  $8,273,462
                                              ==========

The increase in other assets from the second and fourth quarters of 1999 was primarily the result of increased intangible assets resulting from acquisitions.

Exclusive of the effects of acquisitions and branch sales, average interest-bearing core deposits held steady compared with the second and fourth quarters of 1999. Bank of Canton and National Bank of Commerce added approximately $275 million and approximately $30 million, respectively to second quarter 2000 average balances. Branch sales that occurred in the third quarter of 1999 reduced average interest bearing core deposits by approximately $115 million. The mix of interest bearing core deposits shifted more to savings certificates in the second quarter 2000 compared with the same period a year ago.

Wachovia utilizes a wide variety of wholesale funding sources including large denomination certificates of deposit, foreign deposits, repurchase agreements, federal funds, Federal Home Loan Bank advances, bank notes and senior and subordinated debt to fund the balance sheet. The mix and characteristics of wholesale funding are determined based on interest rate risk management, liquidity needs and available pricing. Subordinated debt is used for capital management purposes since it qualifies for inclusion in Tier II capital for risk based capital purposes. Several large debt transactions affected comparability of both period-end and average balances between reported periods. During 1999, Wachovia issued $1 billion in senior and subordinated debt. On March 31, 2000, Wachovia issued $300 million in subordinated debt that replaced $300 million in subordinated debt that matured on December 15, 1999. Wachovia entered into several funding transactions after the end of the second quarter. On July 6, 2000, Wachovia issued $550 million in senior debt securities followed by $300 million in subordinated securities issued by Wachovia Bank on July 24, 2000. On August 1, 2000, Wachovia securitized $750 million in credit card receivables.


LIQUIDITY MANAGEMENT

Wachovia manages liquidity at both the parent and subsidiary levels through active management of the balance sheet. Parent company liquidity comes from short-term investments that can be sold immediately, the ability to issue debt and equity securities, and from dividends and interest income from subsidiaries. At June 30, 2000, Wachovia Corporation had $1.016 billion in interest-bearing balances with Wachovia Bank, N.A. ("Wachovia Bank"), and $1.6 billion available for issuance as senior or subordinate debt securities under existing shelf registrations filed with the Securities and Exchange Commission. At July 1, 2000, $703 million was available from Wachovia Bank to pay dividends to Wachovia Corporation without prior regulatory approval. As a back-up liquidity facility for commercial paper, Wachovia has $490 million in lines of credit from unaffiliated banks. No borrowings have occurred under these lines.

Wachovia Corporation's senior notes are rated Aa3 by Moody's and AA- by Standard & Poor's, and its subordinated notes are rated A1 by Moody's and A+ by Standard & Poor's. The subordinated debt securities qualify for inclusion in Tier II capital under risk-based capital guidelines. Capital securities, also classified as part of other long-term debt, totaled $997 million at June 30, 2000. The capital securities are rated aa3 by Moody's and A by Standard & Poor's and qualify as Tier I capital under risk-based capital guidelines.

Through its global bank note program, Wachovia Bank is authorized to issue up to $21.557 billion of bank notes. The global bank note program consists of issuances with original maturities beginning at seven days. Bank notes with original maturities of one year or less are included in other short-term borrowed funds, and bank notes with original maturities greater than one year are considered medium-term in nature and are classified as long-term debt. Under the existing offering circular, Wachovia Bank can have outstanding up to $10 billion of notes at any one time with original maturities from 7 to 270 days. Wachovia Bank may issue up to an aggregate of $8 billion of notes with maturities of more than 270 days. At June 30, 2000, Wachovia Bank had approximately $6.7 billion of the notes with maturities of more than 270 days available under the existing authorization. Short-term bank notes outstanding as of June 30, 2000 were $70 million, with an average cost of 6.20 percent and an average maturity of less than 1 month. Medium-term bank notes were $2.154 billion on the same date, with an average cost of 6.27 percent and an average maturity of 4.7 years. Short-term issues under the global bank note program are rated P-1 by Moody's and A-1+ by Standard & Poor's, while medium-term issues are rated Aa2 by Moody's and AA by Standard & Poor's.

ALLOWANCE FOR LOAN LOSSES                                               TABLE 13
--------------------------------------------------------------------------------
(THOUSANDS)

                                                             2000                             1999
                                                   -----------------------    ------------------------------------
                                                     SECOND        FIRST        FOURTH        THIRD       SECOND
                                                    QUARTER      QUARTER       QUARTER      QUARTER      QUARTER
                                                   --------     ---------      --------     --------     --------
SUMMARY OF TRANSACTIONS
Balance at beginning of period ................   $ 595,655     $ 554,810     $ 553,894     $ 548,540    $548,302
Additions from acquisitions ...................       3,289        40,504          ----          ----          39
Provision for loan losses .....................     273,365        73,666        66,174        76,770      74,525
Deduct net loan losses:
 Loans charged off:
  Commercial ..................................      14,991        11,280        17,805        15,509       7,592
  Credit card .................................      62,469        62,883        49,478        54,925      69,619
  Other revolving credit ......................       2,219         2,379         1,332         2,305       3,126
  Other retail ................................       8,124         9,875         8,905         8,561       7,888
  Real estate .................................       1,612         1,220         2,632         4,005       1,397
  Lease financing .............................         404           568           908           855         585
  Foreign .....................................        ----          ----          ----          ----        ----
                                                -----------     ---------   -----------     ---------    --------
   Total ......................................      89,819        88,205        81,060        86,160      90,207
 Recoveries:
  Commercial ..................................         583           621         2,400         1,018       1,667
  Credit card .................................      12,096        10,129         8,152         8,967       8,618
  Other revolving credit ......................         641           647           610           774         828
  Other retail ................................       3,018         2,566         2,886         2,674       2,718
  Real estate .................................         402           786         1,627         1,124       1,836
  Lease financing .............................         121           131           127           187         214
  Foreign .....................................        ----          ----          ----          ----        ----
                                                -----------     ---------   -----------     ---------    --------
   Total ......................................      16,861        14,880        15,802        14,744      15,881
                                                -----------     ---------   -----------     ---------    --------
 Net loan losses ..............................      72,958        73,325        65,258        71,416      74,326
                                                -----------     ---------   -----------     ---------    --------
Balance at end of period ......................   $ 799,351     $ 595,655     $ 554,810     $ 553,894    $548,540
                                                ===========     =========   ===========     =========    ========
NET LOAN LOSSES (RECOVERIES) BY CATEGORY
Commercial ....................................   $  14,408     $  10,659     $  15,405     $  14,491    $  5,925
Credit card ...................................      50,373        52,754        41,326        45,958      61,001
Other revolving credit ........................       1,578         1,732           722         1,531       2,298
Other retail ..................................       5,106         7,309         6,019         5,887       5,170
Real estate ...................................       1,210           434         1,005         2,881        (439)
Lease financing ...............................         283           437           781           668         371
Foreign .......................................        ----          ----          ----          ----        ----
                                                -----------     ---------   -----------     ---------    --------
   Total ......................................   $  72,958     $  73,325     $  65,258     $  71,416    $ 74,326
                                                ===========     =========   ===========     =========    ========
Net loan losses -- excluding credit cards .....   $  22,585     $  20,571     $  23,932     $  25,458    $ 13,325
ANNUALIZED NET LOAN LOSSES (RECOVERIES)
 TO AVERAGE LOANS BY CATEGORY
Commercial ....................................         .32%          .24%          .35%          .36%        .14%
Credit card ...................................        4.25          4.32          3.67          3.76        4.95
Other revolving credit ........................         .85          1.00           .45          1.02        1.61
Other retail ..................................         .40           .60           .51           .51         .47
Real estate ...................................         .03           .01           .02           .07        (.01)
Lease financing ...............................         .04           .07           .13           .11         .07
Foreign .......................................        ----          ----          ----          ----        ----
Total loans ...................................         .56           .58           .54           .61         .63
Total loans -- excluding credit cards .........         .19           .18           .22           .24         .13
Period-end allowance to outstanding loans .....        1.50          1.17          1.12          1.16        1.13

                                                            SIX MONTHS ENDED
                                                               JUNE 30
                                                     ------------------------
                                                         2000          1999
                                                     -----------   ----------
SUMMARY OF TRANSACTIONS
Balance at beginning of period ................      $ 554,810     $ 547,992
Additions from acquisitions ...................         43,793            39
Provision for loan losses .....................        347,031       155,161
Deduct net loan losses:
 Loans charged off:
  Commercial ..................................         26,271        13,454
  Credit card .................................        125,352       143,713
  Other revolving credit ......................          4,598         6,015
  Other retail ................................         17,999        16,798
  Real estate .................................          2,832         2,885
  Lease financing .............................            972         1,177
  Foreign .....................................           ----          ----
                                                   -----------     ---------
   Total ......................................        178,024       184,042
 Recoveries:
  Commercial ..................................          1,204         3,623
  Credit card .................................         22,225        15,663
  Other revolving credit ......................          1,288         1,535
  Other retail ................................          5,584         5,531
  Real estate .................................          1,188         2,685
  Lease financing .............................            252           353
  Foreign .....................................           ----          ----
                                                   -----------     ---------
   Total ......................................         31,741        29,390
                                                   -----------     ---------
 Net loan losses ..............................        146,283       154,652
                                                   -----------     ---------
Balance at end of period ......................      $ 799,351     $ 548,540
                                                   ===========     =========
NET LOAN LOSSES (RECOVERIES) BY CATEGORY
Commercial ....................................      $  25,067     $   9,831
Credit card ...................................        103,127       128,050
Other revolving credit ........................          3,310         4,480
Other retail ..................................         12,415        11,267
Real estate ...................................          1,644           200
Lease financing ...............................            720           824
Foreign .......................................           ----          ----
                                                   -----------     ---------
   Total ......................................      $ 146,283     $ 154,652
                                                   ===========     =========
Net loan losses -- excluding credit cards .....      $  43,156     $  26,602
ANNUALIZED NET LOAN LOSSES (RECOVERIES)
 TO AVERAGE LOANS BY CATEGORY
Commercial ....................................            .28%          .12%
Credit card ...................................           4.29          4.75
Other revolving credit ........................            .92          1.60
Other retail ..................................            .49           .51
Real estate ...................................            .02          ----
Lease financing ...............................            .05           .08
Foreign .......................................           ----          ----
Total loans ...................................            .57           .66
Total loans -- excluding credit cards .........            .19           .13
Period-end allowance to outstanding loans .....           1.50          1.13

ALLOWANCE FOR LOAN LOSSES

Wachovia's allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio as of the date of the financial statements. At June 30, 2000, the allowance for loan losses was $799 million or
1.50 percent of outstanding loans compared with $555 million or 1.12 percent and $549 million or 1.13 percent at December 31, 1999 and June 30, 1999, respectively. The allowance for loan losses varied over the periods presented as a result of changes in the portfolio's risk profile reflecting changes in portfolio mix. The increase in the allowance at June 30, 2000 was due to a rise in the level of nonperforming loans and management's view that rising interest rates and the slowing economy had affected corporate borrowers' ability to service debt.

The provision for loan losses charged to earnings was an amount sufficient to position the allowance for loan losses at the appropriate level as described above. For the second quarter and the first six months of 2000, the provision for loan losses was $273 million and $347 million, respectively, compared with $75 million and $155 million for the same periods of 1999. The increase in the provision reflected deterioration in some commercial credits as evidenced in the increase in nonperforming loans. External indicators in the market, such as rising default rates, the significant increase in credit rating downgrades versus upgrades and widening credit spreads also suggest that deterioration in the credit cycle is developing. Prompted by higher interest rates and signs of a slowing economy, management reviewed the loan portfolio in considerable detail to determine the full impact on the financial performance of customers, particularly in the commercial portfolio. Management's findings led to the conclusion that the historical loss rates used in determining the adequacy of the allowance for loan loss did not reflect the risk in the portfolio and therefore did not accurately measure losses inherent in the portfolio. Management's views were further supported by downward migration in credit quality ratings and a resulting increase in the number of loans appearing on Wachovia's internal watch list.

Management is closely monitoring the loan portfolio while paying particular attention to changing business and economic conditions. Appropriate actions will be taken if and when the circumstances dictate. Provision expense levels for the remainder of the year will be affected by changing conditions in the market and the resulting impact on Wachovia's customers. Given the current outlook, provision expense is expected to return to levels modestly higher than that reported for the last few quarters.

Despite the challenging business environment and the rise in nonperforming assets, overall asset quality remained strong and within an acceptable level at June 30, 2000. The net increase of $75 million in nonperforming assets from December 31, 1999 primarily was attributable to two commercial credits of $45 million and $50 million that were downgraded during the first and second quarters, respectively. At June 30, 2000, Wachovia's nonperforming assets represented .56 percent of total loans and foreclosed property compared with .45 percent and .48 percent at December 31, 1999 and June 30, 1999, respectively. There were no significant concentrations of loans in any one industry at June 30, 2000.


NONPERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS                   TABLE 14
--------------------------------------------------------------------------------
(THOUSANDS)

                                                              JUN 30        MAR 31      DEC 31        SEPT 30       JUN 30
                                                               2000          2000        1999           1999         1999
                                                           -----------   -----------   ---------     ----------    ---------
Nonperforming assets:
 Cash-basis assets .......................................  $283,577      $226,176    $204,098        $214,594    $209,550
 Restructured loans ......................................      ----          ----        ----            ----        ----
                                                           -----------   -----------   ---------     ----------    ---------
    Total nonperforming loans ............................   283,577       226,176     204,098         214,594     209,550
 Foreclosed property:
  Foreclosed real estate .................................    12,946        17,665      19,759          24,540      28,354
  Less valuation allowance ...............................     2,867         4,077       5,941           7,456       8,162
  Other foreclosed assets ................................     5,060         6,343       5,874           6,602       5,045
                                                           -----------   -----------   ---------     ----------    ---------
    Total foreclosed property ............................    15,139        19,931      19,692          23,686      25,237
                                                           -----------   -----------   ---------     ----------    ---------
    Total nonperforming assets ...........................  $298,716      $246,107    $223,790        $238,280    $234,787
                                                           ===========   ===========   =========     ==========    =========
 Nonperforming loans to period-end loans .................       .53%          .44%        .41%            .45%        .43%
 Nonperforming assets to period-end loans and
  foreclosed property ....................................       .56           .48         .45             .50         .48
 Period-end allowance for loan losses times
  nonperforming loans ....................................      2.82x         2.63x       2.72x           2.58x       2.62x
 Period-end allowance for loan losses times
  nonperforming assets ...................................      2.68          2.42        2.48            2.32        2.34
Contractually past due loans -- accruing loans past due
 90 days or more .........................................  $127,218      $126,318     $97,642        $106,755     $99,486
                                                           ===========   ===========   =========     ==========    =========

NONINTEREST INCOME                                                      TABLE 15
--------------------------------------------------------------------------------
(THOUSANDS)


                                                            2000                        1999                     SIX MONTHS ENDED
                                                   ---------------------   --------------------------------          JUNE 30
                                                     SECOND      FIRST       FOURTH     THIRD       SECOND   ----------------------
                                                    QUARTER     QUARTER     QUARTER    QUARTER     QUARTER       2000        1999
                                                   --------      -------   --------   --------    ---------  ---------   ----------
Service charges on deposit accounts ..............  $104,380    $100,811    $ 96,642  $ 94,595    $ 91,454    $205,191    $178,409
Fees for trust services ..........................    54,189      51,234      52,283    60,066      54,907     105,423     104,043
Credit card income -- net of interchange
 payments ........................................    71,463      71,182      65,046    70,786      58,110     142,645     119,411
Investment fees ..................................    81,439      96,770      78,747    69,364      69,877     178,209      87,239
Capital markets income ...........................    45,014      44,786      48,965    41,914      41,780      89,800      79,892
Electronic banking ...............................    26,153      23,396      24,303    23,310      22,558      49,549      41,013
Mortgage fees ....................................     5,921       5,001       5,006     7,378       9,863      10,922      20,829
Bankers' acceptance and letter of credit fees.....    13,671      11,597      12,444    11,688      11,563      25,268      21,905
Other service charges and fees ...................    30,361      29,181      26,720    19,494      18,153      59,542      33,679
Other income .....................................    37,708      36,841      29,313    34,246      26,279      74,549      51,393
                                                   ---------    --------   ---------  --------    --------   ---------   ---------
  Total other operating revenue ..................   470,299     470,799     439,469   432,841     404,544     941,098     737,813
Securities gains .................................        59         167          60       147      10,453         226      10,687
                                                   ---------    --------   ---------  --------    --------   ---------   ---------
  Total ..........................................  $470,358    $470,966    $439,529  $432,988    $414,997    $941,324    $748,500
                                                   =========    ========   =========  ========    ========   =========   =========

NONINTEREST INCOME

Operating revenue, which excludes securities transactions, grew $66 million or
16.3 percent for the second quarter from a year earlier and was higher by $203 million or 27.6 percent for the first six months. The largest portion of the growth was attributable to the strategic acquisitions of IJL, OFFITBANK and BEJS and their respective impact on investment fee income and capital markets income. The two 1999 credit card securitizations and the acquired Partners First portfolio also contributed substantially. Adjusting for the effects of acquisitions and securitization transactions, operating revenue grew approximately 7 percent for the quarter and approximately 10 percent year to date. For the remainder of the year, fee income growth is expected to remain somewhat lower than Wachovia has experienced in recent quarters. Market sensitive sources such as capital markets income and investment fee income will be the key to whether the growth rate in overall fee income returns to the pace experienced last year. The outlook for the remaining fee income categories remains good.

Service charges on deposit accounts for the second quarter and year to date grew $13 million or 14.1 percent and $27 million or 15 percent, respectively from the same periods in 1999. The increase in both periods was evidenced in all categories -- returned check charges for overdraft and insufficient funds, commercial analysis fees and retail service charges.

Credit card income for the second quarter and year to date increased $13 million or 23 percent and $23 million or 19.5 percent, respectively from the same periods in 1999 driven by the two 1999 securitizations and the Partners First acquired portfolio. Exclusive of these transactions, credit card income was flat for the quarter and increased approximately 8 percent year to date. The year to date increase reflected increased pricing on overlimit charges and other fees that went into effect in late first quarter 1999.

Investment fees were up for both the quarter and year to date by $12 million or
16.5 percent and $91 million or 104.3 percent, respectively from the same periods a year ago largely as a result of the expanded customer base from acquisitions. The acquisitions of OFFITBANK, which was completed late in the third quarter of 1999, and Interstate/Johnson Lane, which was completed on April 1, 1999, affected comparability between periods and accounted for most of the increase. Excluding those acquisitions, investment fees increased approximately 3 percent for the quarter and 12 percent for the first six months from the same periods a year ago. This income is also market sensitive and during the second quarter, trading activity dropped after achieving record levels in the first quarter and, as a result, equity commissions declined. Market conditions also unfavorably impacted capital markets income leaving it level compared with the first quarter of 2000 but up 7.7 percent from the 1999 second quarter. Year-to-date capital markets income was up 12.4 percent from 1999 or approximately 9 percent excluding the IJL acquisition.

Electronic banking fees, although less significant in terms of dollars, experienced strong growth in comparison to prior year. For the second quarter and first six months, electronic banking fees increased $4 million or 15.9 percent and $9 million or

20.8 percent, respectively with acquisitions having minimal impact. Debit card interchange fees accounted for substantially all of the increase reflecting a continued trend of growing consumer acceptance.

Other service charges and fees increased by $12 million or 67.3 percent and $26 million or 76.8 percent, respectively, for the second quarter and first six months compared with the same periods in 1999. Most of the increase was in fees for servicing the securitized portion of the Partners First credit card portfolio. Excluding the effects of Partners First and other acquisitions and the 1999 securitization transactions, this revenue category remained relatively level over the comparable periods.


NONINTEREST EXPENSE                                                     TABLE 16
--------------------------------------------------------------------------------
(THOUSANDS)


                                                     2000                          1999                          SIX MONTHS ENDED
                                          ------------------------  -----------------------------------              JUNE 30
                                              SECOND        FIRST       FOURTH     THIRD       SECOND      ------------------------
                                             QUARTER      QUARTER      QUARTER    QUARTER      QUARTER        2000           1999
                                          ----------     ---------  -----------  --------     ---------    ---------      ---------
Salaries ................................   $282,610     $287,629     $276,048   $266,488    $ 259,733    $  570,239    $   477,848
Employee benefits .......................     52,881       56,252       48,240     50,572       48,019       109,133        101,090
                                          ----------     --------   ----------   --------    ---------    ----------    -----------
  Total personnel expense ...............    335,491      343,881      324,288    317,060      307,752       679,372        578,938
Net occupancy expense ...................     40,684       39,526       38,486     38,955       38,908        80,210         73,841
Equipment expense .......................     45,908       49,195       52,425     49,081       49,714        95,103         96,556
Postage and delivery ....................     13,661       13,817       13,912     13,700       13,670        27,478         27,798
Outside data processing, programming
 and software ...........................     25,918       26,874       27,370     26,385       25,561        52,792         49,018
Stationery and supplies .................     10,037        9,072        9,270      9,262        8,598        19,109         17,407
Advertising and sales promotion .........     16,938       16,649       21,090     16,086       17,173        33,587         29,292
Professional services ...................     18,639       13,532       23,008     18,619       19,351        32,171         33,375
Travel and business promotion ...........     11,202        9,572       10,106      9,138        8,749        20,774         14,700
Telecommunications ......................     15,471       14,726       14,801     13,915       15,978        30,197         29,372
Amortization of intangible assets .......     23,906       20,797       14,540     13,156       12,230        44,703         23,183
Foreclosed property expense -- net of
 income .................................       (220)      (2,722)        (602)      (470)         301        (2,942)           219
Merger-related charges* .................      8,872        8,158        5,669      5,293        8,347        17,030          8,347
Litigation settlement charge* ...........       ----       20,000         ----       ----         ----        20,000           ----
Other expense ...........................     64,784       54,901       46,255     47,012       54,285       119,685         90,769
                                          ----------     --------   ----------   --------    ---------    ----------    -----------
  Total .................................   $631,291     $637,978     $600,618   $577,192    $ 580,617    $1,269,269    $ 1,072,815
                                          ==========     ========   ==========   ========    =========    ==========    ===========
Overhead Ratio ..........................       56.4%        58.0%        55.7%      54.5%        56.3%         57.2%          54.1%
Overhead ratio without nonrecurring
 charges ................................       55.6%        55.5%        55.2%      54.0%        55.5%         55.5%          53.7%

* Nonrecurring charges


NONINTEREST EXPENSE

Noninterest expense rose $51 million or 8.7 percent for the quarter and $196 million or 18.3 percent for the first six months compared to the same periods in 1999. These increases primarily resulted from the added expense base from acquisitions. Acquisitions, merger-related expenses, and a litigation charge impacted comparisons between 2000 and 1999 in the first quarter of 2000. The litigation settlement charge resulted from an agreement reached with the U. S. Department of Labor to settle litigation stemming from a lawsuit begun against South Carolina National Bank (a predecessor of Wachovia Bank) in May 1991. The litigation stemmed from the purchase of Charter Medical Corporation's then privately held stock by its Employee Stock Ownership Plan to fund retirement benefits. South Carolina National Bank served as the trustee to the ESOP. Excluding these transactions, expense control initiatives were effective in holding the increase in noninterest expense to approximately 2 percent for the quarter and approximately 3 percent year to date. Expenses are expected to rise in the upper single digits for the remainder of the year. Adjusting for acquisitions, expense increases should be contained to lower single digits compared with 1999.

Total personnel expense increased $28 million or 9 percent for the quarter and $100 million or 17.3 percent from the comparable periods in 1999. Exclusive of acquisitions, total personnel expense increased approximately 5 percent from a year ago both for the quarter and year to date. The 5 percent increase resulted from strategic hiring and variable incentive pay.

Amortization of intangible assets rose from prior year levels as a result of goodwill and purchased credit card premiums added by acquisitions. The acquisition of the Partners First portfolio had the most significant impact on intangible amortization due to the shorter period over which it is being amortized.

Other expense increased $10 million or 19.3 percent for the quarter and $29 million or 31.9 percent for the first six months compared with 1999. Acquisitions accounted for most of the increase with the largest component being external processing fees paid to service the acquired Partners First credit card portfolio. Charitable donations were also up during the first half of 2000. Aside from the impact of acquisitions, overall expenses in the remaining categories were generally level with a year ago.


INCOME TAXES                                                            TABLE 17
--------------------------------------------------------------------------------
(THOUSANDS)

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                         JUNE 30                JUNE 30
                                                                ----------------------- -----------------------
                                                                    2000        1999        2000        1999
                                                                ---------   ---------   ---------    ----------
Income before income taxes ....................................  $ 205,084   $ 376,857   $ 583,902    $ 745,602
                                                                ==========  ==========  ==========   ==========
Federal income taxes at statutory rate ........................  $  71,779   $ 131,900   $ 204,366    $ 260,961
State and local income taxes -- net of federal benefit ........      1,909       7,570      10,604       15,622
Effect of tax-exempt securities interest and other income .....    (11,454)    (10,884)    (22,723)     (22,078)
Other items ...................................................      5,279         721       9,377          311
                                                                ----------  ----------  ----------   ----------
    Total tax expense .........................................  $  67,513   $ 129,307   $ 201,624    $ 254,816
                                                                ==========  ==========  ==========   ==========
Current:
 Federal ......................................................  $  39,301   $  21,127   $  94,516    $  42,650
 Foreign ......................................................        364         195         700          497
 State and local ..............................................      8,366       6,458      18,715       13,072
                                                                ----------  ----------  ----------   ----------
    Total .....................................................     48,031      27,780     113,931       56,219
Deferred: .....................................................
 Federal ......................................................     24,910      96,339      90,094      187,636
 State and local ..............................................     (5,428)      5,188      (2,401)      10,961
                                                                ----------  ----------  ----------   ----------
    Total .....................................................     19,482     101,527      87,693      198,597
                                                                ----------  ----------  ----------   ----------
    Total tax expense .........................................  $  67,513   $ 129,307   $ 201,624    $ 254,816
                                                                ==========  ==========  ==========   ==========

INCOME TAXES

Applicable income taxes for the second quarter and first six months of 2000 decreased $62 million or 47.8 percent and $53 million or 20.9 percent, respectively from the prior year. Wachovia's effective tax rate also declined as tax-exempt income accounted for a proportionately larger share of pretax income after the increased provision for loan losses recorded in the second quarter.


NEW ACCOUNTING STANDARDS

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


SHAREHOLDERS' EQUITY AND CAPITAL RATIOS

Shareholders' equity at June 30, 2000 was $5.936 billion, up $509 million or 9.4 percent from $5.427 billion one year earlier and up $278 million or 4.9 percent from December 31, 1999. Included in shareholders' equity at the end of the first quarter of 2000 was $80 million, net of tax, of unrealized losses on securities available-for-sale compared with unrealized losses of $11 million, net of tax, one year earlier. The increase in unrealized losses reflects the impact of rising interest rates on Wachovia's primarily fixed rate securities portfolio.

Wachovia repurchased a total of 1,674,300 shares of its common stock as authorized by the Board of Directors during the first six months of 2000 at an average price of $60 per share for a total cost of $101 million. Included in the total were

573,594 shares repurchased to offset shares issued for the acquisition of B C Bankshares, Inc. and 633,176 shares repurchased to offset shares issued for the acquisition of Commerce National Corporation. Wachovia can repurchase up to 8 million shares of its common stock under a January 28, 2000 authorization effective through January 25, 2002. As of June 30, 2000, a total of 467,530 shares had been repurchased under the January 28, 2000 authorization. Management will continue to work within the guidelines of its share repurchase authorization while assessing the best deployment of Wachovia's capital.

At its July 28, 2000 meeting, the Board of Directors declared a third quarter dividend of $.60 per share, payable September 1 to shareholders of record as of August 10. The dividend is higher by 11 percent from $.54 per share paid in the same quarter of 1999.

Intangible assets at June 30, 2000 totaled $1.263 billion, consisting of $935 million of goodwill, $73 million of deposit base intangibles, $250 million of purchased credit card premiums and $5 million of other intangibles. The acquisitions of B C Bankshares, Inc., the Partners First Holdings LLC portfolio, and Commerce National Corporation added approximately $97 million, $230 million and $33 million, respectively, in intangibles based on preliminary information. Intangible assets at the end of the second quarter of 1999 were $790 million, with $656 million of goodwill, $87 million of deposit base intangibles, $37 million of purchased credit card premiums, $10 million of other intangibles.

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


CAPITAL COMPONENTS AND RATIOS                                           TABLE 18
--------------------------------------------------------------------------------
(THOUSANDS)

                                                                   2000                                    1999
                                                    ------------------------------   ----------------------------------------------
                                                           SECOND          FIRST          FOURTH           THIRD           SECOND
                                                          QUARTER         QUARTER        QUARTER          QUARTER          QUARTER
                                                    --------------     -----------   -------------      ----------       ----------
Tier I capital:
 Common shareholders' equity ......................   $  5,936,044   $  5,846,430     $  5,658,457    $  5,628,083     $  5,426,717
 Trust capital securities .........................        996,932        996,838          996,744         996,650          996,556
 Less ineligible intangible assets ................      1,057,314      1,040,021          931,257         944,304          772,696
 Unrealized losses on securities available-for-
  sale -- net of tax ..............................         77,233         87,939           72,002          27,600            9,618
                                                    --------------   ------------   --------------    ------------     ------------
    Total Tier I capital ..........................      5,952,895      5,891,186        5,795,946       5,708,029        5,660,195
Tier II capital:
 Allowable allowance for loan losses ..............        799,351        595,655          554,810         553,894          548,540
 Allowable long-term debt .........................      2,242,780      2,407,529        2,107,334       2,137,158        2,136,952
                                                    --------------   ------------   --------------    ------------     ------------
    Tier II capital additions .....................      3,042,131      3,003,184        2,662,144       2,691,052        2,685,492
                                                    --------------   ------------   --------------    ------------     ------------
    Total capital .................................   $  8,995,026   $  8,894,370     $  8,458,090    $  8,399,081     $  8,345,687
                                                    ==============   ============   ==============    ============     ============
Risk-adjusted assets ..............................   $ 80,796,945   $ 79,228,699     $ 77,060,603    $ 73,870,211     $ 74,897,805
Quarterly average assets * ........................   $ 68,559,502   $ 66,863,406     $ 66,113,697    $ 63,916,969     $ 64,611,973
Risk-based capital ratios:
 Tier I capital ...................................           7.37%          7.44%            7.52%           7.73%            7.56%
 Total capital ....................................          11.13          11.23            10.98           11.37            11.14
Tier I leverage ratio .............................           8.68           8.81             8.77            8.93             8.76

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK AND ASSET/LIABILITY MANAGEMENT

Market risk is the risk of loss due to adverse changes in instrument values or earnings fluctuation resulting from changes in market factors including changes in interest rates, foreign exchange rates, commodity prices and other market variables such as equity price risk. Wachovia primarily is exposed to interest rate risk with immaterial risk exposure to changes in foreign exchange rates and equity prices in the nontrading portfolios.


TRADING MARKET RISK

Trading market risk is the risk to net income from changes in the fair value of assets and liabilities and off-balance sheet instruments that are marked-to-market through the income statement. The earnings risk due to changes in fair value in the trading portfolios is limited by the short-term holding periods of some of the portfolios, entering into offsetting trades with market counterparties, establishing and monitoring market risk limits by portfolio, and utilizing various hedging techniques.

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

At June 30, 2000, the combined VaR exposure was $368 thousand representing .04 percent of the combined trading portfolio value of $933 million. The combined average VaR exposure for the first quarter of 2000 was $412 thousand representing .07 percent of the combined average trading portfolio value of $631 million. These VaR numbers are for the combined U. S. Treasury and government agency, municipal bond, residential mortgage-backed securities and money market instrument trading portfolios.


NONTRADING MARKET RISK

Nontrading market risk is the risk to net income from changes in interest rates on asset, liability and off-balance sheet portfolios other than trading. The risk is driven by potential mismatches resulting from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, and potential exercise of explicit and embedded options. There also is net income risk from changes in market rate relationships known as basis risk.

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

The policy guideline limit for net income simulation is a negative impact to net income of 7.5 percent for the up or down 200 basis point ramp scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 200 basis point gradual rise in rates over the next 12 months would cause approximately a .64 percent increase in net income at June 30, 2000 versus a .96 percent decrease one year earlier. A gradual decrease in rates over the next 12 months would cause approximately a .68 percent decrease in net income as of June 30, 2000 compared with a .64 percent increase at June 30, 1999. Wachovia runs additional scenarios beyond the standard shock and ramp scenarios, including yield curve steepening, flattening and inversion scenarios. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Extensive assumptions testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and faster- or slower-growing balance sheets.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Wachovia held its annual meeting of shareholders on April 28, 2000.

At the annual meeting, the shareholders elected Morris W. Offit as director for a two-year term and F. Duane Ackerman, John T. Casteen III, George W. Henderson, III, Robert A. Ingram, George R. Lewis and G. Joseph Prendergast as directors for three-year terms. The elections were approved by the votes set forth in the following table. James S. Balloun, Peter C. Browning, W. Hayne Hipp, Lloyd U. Noland, III and Sherwood H. Smith, Jr. continued as directors until the 2001 annual meeting, and Leslie M. Baker, Jr., Thomas K. Hearn, Jr., Elizabeth Valk Long and John C. Whitaker, Jr. continued as directors until the 2002 annual meeting.

                                     SHARES VOTED   SHARES
ELECTION OF DIRECTORS                 IN FAVOR     WITHHELD
----------------------------------  ------------- ---------
Morris W. Offit ..................  171,824,487  1,907,581
F. Duane Ackerman ................  171,836,143  1,895,924
John T. Casteen III ..............  171,685,939  2,046,128
George W. Henderson, III .........  171,835,898  1,896,170
Robert A. Ingram .................  171,685,807  2,046,260
George R. Lewis ..................  171,783,347  1,948,720
G. Joseph Prendergast ............  171,817,391  1,914,676

At the annual meeting, the shareholders ratified the appointment of Ernst & Young LLP as independent auditors for 2000.

The proposal was approved by the following votes:

Shares voted in favor ......... 172,420,896
Shares voted against ..........     700,375
Abstentions ...................     610,796
Broker nonvotes ...............        ----

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- The exhibits listed on the accompanying Exhibit Index, immediately following the signature page are filed as part of or incorporated by reference into this report.

(b) Reports on Form 8-K.

A current report on Form 8-K dated April 19, 2000 was filed with the Securities and Exchange Commission announcing Wachovia Corporation's earnings for the quarter ended March 31, 2000.

A current report on Form 8-K dated June 15, 2000 was filed with the Securities and Exchange Commission concerning Wachovia Corporation's anticipated revenues and earnings for the second quarter of 2000 and for the remainder of the year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WACHOVIA CORPORATION


August 11, 2000                          /s/ ROBERT S. MCCOY, JR.
                                         --------------------------------------
                                         By: Robert S. McCoy, Jr.
                                             Vice Chairman
                                             Chief Financial Officer


August 11, 2000                          /s/ ALBERT J. DEFOREST, III
                                         --------------------------------------
                                         By: Albert J. DeForest, III
                                             Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------
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

Exhibit
Number      Description
-------     -----------
  10.2 Wachovia Corporation Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of Report on Form 10-Q for Wachovia Corporation for the quarter ended March 31, 2000, File No. 1-9021).

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

  10.15 Form of Senior Executive Retirement Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Leonard) (incorporated by reference to Exhibit
           10.15 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).

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

Exhibit
Number       Description
-------      -----------

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