Form 10-Q
period 2000-09-30
WACHOVIA CORP/ NC
filed 2000-11-13
CIK 774203

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

For the quarterly period ended September 30, 2000

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934



                          Commission File Number 1-9021



                              Wachovia Corporation


             North Carolina                      56-1473727
    (State of other jurisdiction of           (I.R.S. Employer
     incorporation or organization)         Identification No.)

                          Address and Telephone Number:

         100 North Main Street             191 Peachtree Street NE
    Winston-Salem, North Carolina 27101     Atlanta, Georgia 30303
               (336) 770-5000                  (404) 332-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of September 30, 2000, Wachovia Corporation had 203,463,756 shares of common stock outstanding.

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements


                                                                                                    Page No.
                                                                                                   ---------
Consolidated Statements of Condition at September 30, 2000, December 31, 1999 and
  September 30, 1999...............................................................................     3

Consolidated Statements of Income for the three and nine months ended September 30, 2000 and
  September 30, 1999 ..............................................................................     4

Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2000 and
 September 30, 1999 ...............................................................................     5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and
  September 30, 1999...............................................................................     6

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

Consolidated Statements of Condition
--------------------------------------------------------------------------------
$ in thousands                           Wachovia Corporation and Subsidiaries


                                                                            September 30     December 31   September 30
                                                                                    2000            1999           1999
                                                                             -----------     -----------    -----------
Assets
Cash and due from banks .................................................... $ 3,356,356      $ 3,475,004   $ 2,984,574
Interest-bearing bank balances .............................................     107,672          184,904       128,605
Federal funds sold and securities purchased under resale agreements ........     774,121          761,962       532,681
Trading account assets .....................................................     886,783          870,304       970,027
Securities available-for-sale ..............................................   7,180,779        7,095,790     8,014,376
Securities held-to-maturity (fair value of $1,069,393, $1,061,150 and
 $1,295,169, respectively)..................................................   1,053,283        1,048,724     1,271,137
Loans, net of unearned income ..............................................  54,225,184       49,621,225    47,625,021
Less allowance for loan losses .............................................     799,461          554,810       553,894
                                                                             -----------     ------------   -----------
  Net loans ................................................................  53,425,723       49,066,415    47,071,127
Premises and equipment .....................................................     917,253          953,832       963,599
Due from customers on acceptances ..........................................      82,647          111,684       122,745
Other assets ...............................................................   4,235,611        3,783,918     3,746,828
                                                                             -----------     ------------   -----------
  Total assets ............................................................. $72,020,228      $67,352,537   $65,805,699
                                                                             ===========     ============   ===========
Liabilities
Deposits in domestic offices:
 Demand .................................................................... $ 9,193,860      $ 8,730,673   $ 8,325,960
 Interest-bearing demand ...................................................   4,682,768        4,527,711     4,780,153
 Savings and money market savings ..........................................  12,692,961       13,760,479    13,063,582
 Savings certificates ......................................................   9,477,964        8,701,074     8,841,306
 Large denomination certificates ...........................................   3,508,194        3,154,754     3,271,805
                                                                             -----------     ------------   -----------
  Total deposits in domestic offices .......................................  39,555,747       38,874,691    38,282,806
Interest-bearing deposits in foreign offices ...............................   4,706,698        2,911,727     1,426,044
                                                                             -----------     ------------   -----------
  Total deposits ...........................................................  44,262,445       41,786,418    39,708,850
Federal funds purchased and securities sold under repurchase agreements ....   5,770,638        5,372,493     6,736,805
Commercial paper ...........................................................   1,993,503        1,658,988     1,540,129
Other short-term borrowed funds ............................................   2,114,132        3,071,493     1,493,525
Long-term debt .............................................................   9,334,849        7,814,263     8,575,556
Acceptances outstanding ....................................................      82,647          111,684       122,745
Other liabilities ..........................................................   2,371,850        1,878,741     2,000,006
                                                                             -----------     ------------   -----------
  Total liabilities ........................................................  65,930,064       61,694,080    60,177,616
Shareholders' Equity
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none outstanding ............................        ----             ----          ----
Common stock, par value $5 per share:
 Authorized 1,000,000,000 shares; issued and outstanding 203,463,756,
  201,812,295 and 202,742,870 shares, respectively .........................   1,017,319        1,009,061     1,013,714
Capital surplus ............................................................     731,137          598,149       679,200
Retained earnings ..........................................................   4,373,813        4,125,524     3,964,163
Accumulated other comprehensive loss .......................................     (32,105)         (74,277)      (28,994)
                                                                             -----------     ------------   -----------
  Total shareholders' equity ...............................................   6,090,164        5,658,457     5,628,083
                                                                             -----------     ------------   -----------
  Total liabilities and shareholders' equity ............................... $72,020,228      $67,352,537   $65,805,699
                                                                             ===========     ============   ===========

Consolidated Statements of Income
--------------------------------------------------------------------------------
$ in thousands, except per share         Wachovia Corporation and Subsidiaries

                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30                   September 30
                                                                      ----------------------------     ---------------------------
                                                                             2000            1999             2000            1999
                                                                      -----------     -----------      -----------     -----------
Interest Income
Loans, including fees ...............................................  $1,219,273    $    999,849      $ 3,482,285     $ 2,943,877
Securities available-for-sale .......................................     112,580         127,032          343,058         380,837
Securities held-to-maturity:
 State and municipal ................................................       3,878           2,969           11,245           8,367
 Other investments ..................................................      15,140          19,452           46,161          61,680
Interest-bearing bank balances ......................................       1,424           1,631            4,347           5,215
Federal funds sold and securities purchased under resale agreements .       6,803           7,062           21,091          21,293
Trading account assets ..............................................      11,395           7,348           32,774          21,065
                                                                      -----------    ------------    -------------     -----------
  Total interest income .............................................   1,370,493       1,165,343        3,940,961       3,442,334
Interest Expense
Deposits:
 Domestic offices ...................................................     362,875         286,907        1,032,551         854,740
 Foreign offices ....................................................      63,288          24,730          177,518          72,689
                                                                      -----------    ------------    -------------     -----------
  Total interest on deposits ........................................     426,163         311,637        1,210,069         927,429
Short-term borrowed funds ...........................................     148,474         112,336          403,997         327,807
Long-term debt ......................................................     165,119         124,265          437,280         344,915
                                                                      -----------    ------------    -------------     -----------
  Total interest expense ............................................     739,756         548,238        2,051,346       1,600,151
Net Interest Income .................................................     630,737         617,105        1,889,615       1,842,183
Provision for loan losses ...........................................     123,956          76,770          470,987         231,931
                                                                      -----------    ------------    -------------     -----------
Net interest income after provision for loan losses .................     506,781         540,335        1,418,628       1,610,252
Other Income
Service charges on deposit accounts .................................     106,765          94,595          311,956         273,004
Fees for trust services .............................................      56,636          60,066          162,059         164,109
Credit card income ..................................................      82,337          70,786          224,982         190,197
Investment fees .....................................................      80,065          69,364          258,274         156,603
Capital markets income ..............................................      40,092          41,914          129,892         121,806
Electronic banking ..................................................      26,254          23,310           75,803          64,323
Mortgage fees .......................................................       7,373           7,378           18,295          28,207
Other operating income ..............................................     120,468          65,428          279,827         172,405
                                                                      -----------    ------------    -------------     -----------
  Total other operating revenue .....................................     519,990         432,841        1,461,088       1,170,654
Securities (losses) gains ...........................................        (163)            147               63          10,834
                                                                      -----------    ------------    -------------     -----------
  Total other income ................................................     519,827         432,988        1,461,151       1,181,488
Other Expense
Salaries ............................................................     275,249         266,488          845,488         744,336
Employee benefits ...................................................      50,494          50,572          159,627         151,662
                                                                      -----------    ------------    -------------     -----------
  Total personnel expense ...........................................     325,743         317,060        1,005,115         895,998
Net occupancy expense ...............................................      40,229          38,955          120,439         112,796
Equipment expense ...................................................      45,274          49,081          140,377         145,637
Merger-related charges ..............................................      11,928           5,293           28,958          13,640
Litigation settlement charge ........................................        ----            ----           20,000            ----
Restructuring charge ................................................      87,944            ----           87,944            ----
Other operating expense .............................................     197,579         166,803          575,133         481,936
                                                                      -----------    ------------    -------------     -----------
  Total other expense ...............................................     708,697         577,192        1,977,966       1,650,007
Income before income taxes ..........................................     317,911         396,131          901,813       1,141,733
Income tax expense ..................................................     112,587         138,632          314,211         393,448
                                                                      -----------    ------------    -------------     -----------
Net Income ..........................................................  $  205,324    $    257,499      $   587,602     $   748,285
                                                                      ===========    ============    =============     ===========
Net income per common share:
 Basic ..............................................................  $     1.01    $       1.27      $      2.90     $      3.69
 Diluted ............................................................  $     1.00    $       1.25      $      2.87     $      3.62
Average shares outstanding:
 Basic ..............................................................     203,347         202,167          202,848         203,007
 Diluted ............................................................     204,621         205,345          204,470         206,562

Consolidated Statement of Shareholders' Equity
--------------------------------------------------------------------------------
$ in thousands, except per share         Wachovia Corporation and Subsidiaries






                                                                                                             Accumulated
                                                            Common Stock                                           Other
                                                     -------------------------       Capital     Retained  Comprehensive
                                                           Shares       Amount       Surplus     Earnings  Income (Loss)      Total
                                                     ------------    ---------   -----------   ----------  ------------- ----------
Period ended September 30, 1999
Balance at beginning of year ......................   202,986,100   $1,014,931   $   669,244   $3,571,617   $ 82,440     $5,338,232
Net income ........................................                                               748,285                   748,285
Unrealized holding losses on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment ......................                                                         (111,434)      (111,434)
                                                                                                                         ----------
  Comprehensive income* ...........................                                                                         636,851
Cash dividends declared on common
 stock -- $1.52 a share............................                                              (309,174)                 (309,174)
Common stock issued pursuant to:
 Stock option and employee benefit plans ..........     1,018,957        5,094       100,342                                105,436
 Dividend reinvestment plan .......................       208,182        1,041        16,300                                 17,341
 Conversion of debentures .........................         2,304           11           178                                    189
 Acquisitions .....................................     4,801,989       24,010       399,059                                423,069
Common stock acquired .............................    (6,274,662)     (31,373)     (505,891)                              (537,264)
Miscellaneous .....................................                                      (32)     (46,565)                  (46,597)
                                                    -------------   ----------   -----------   ----------   ----------   ----------
Balance at end of period ..........................   202,742,870   $1,013,714   $   679,200   $3,964,163   $(28,994)    $5,628,083
                                                    =============   ==========   ===========   ==========   ========     ==========
Period ended September 30, 2000
Balance at beginning of year ......................   201,812,295   $1,009,061   $   598,149   $4,125,524   $(74,277)    $5,658,457
Net income ........................................                                               587,602                   587,602
Unrealized holding gains on securities available-
 for-sale, net of deferred tax benefit and
 reclassification adjustment ......................                                                           42,172         42,172
                                                                                                                         ----------
  Comprehensive income* ...........................                                                                         629,774
Cash dividends declared on common
 stock -- $ 1.68 a share...........................                                              (341,589)                 (341,589)
Common stock issued pursuant to:
 Stock option and employee benefit plans ..........       895,933        4,480        48,279                                 52,759
 Dividend reinvestment plan .......................       280,503        1,403        15,726                                 17,129
 Acquisitions .....................................     2,254,947       11,275       167,674                                178,949
Common stock acquired .............................    (1,779,922)      (8,900)      (98,691)                              (107,591)
Miscellaneous .....................................                                                 2,276                     2,276
                                                    -------------   ----------   -----------   ----------   ----------   ----------
Balance at end of period ..........................   203,463,756   $1,017,319   $   731,137   $4,373,813   $(32,105)    $6,090,164
                                                    =============   ==========   ===========   ==========   ==========   ==========

* Comprehensive income for the third quarters of 2000 and 1999 was $252,776 and $239,098, respectively.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
$ in Thousands                           Wachovia Corporation and Subsidiaries


                                                                                                  Nine Months Ended
                                                                                                     September 30
                                                                                           -----------------------------
                                                                                                    2000            1999
                                                                                           -------------    ------------
Operating Activities
Net income ...............................................................................  $    587,602    $    748,285
Adjustments to reconcile net income to net cash provided by operations:
 Provision for loan losses ...............................................................       470,987         231,931
 Depreciation and amortization ...........................................................       219,900         178,153
 Deferred income taxes ...................................................................       149,082         289,634
 Securities gains ........................................................................           (63)        (10,834)
 Loss (gain) on sale of noninterest-earning assets .......................................            86         (12,833)
 (Decrease) increase in accrued income taxes .............................................       (10,242)         29,956
 Increase in accrued interest receivable .................................................       (37,793)        (26,042)
 Increase in accrued interest payable ....................................................        47,724          42,529
 Net change in other accrued and deferred income and expense .............................       128,811          76,003
 Net trading account activities ..........................................................       (16,479)       (190,848)
 Net loans held for resale ...............................................................       (76,673)        244,305
                                                                                           -------------   -------------
  Net cash provided by operating activities ..............................................     1,462,942       1,600,239
Investing Activities
Net decrease (increase) in interest-bearing bank balances ................................        92,616         (17,527)
Net decrease in federal funds sold and securities purchased under resale agreements ......         6,158         188,920
Purchases of securities available-for-sale ...............................................      (959,658)     (2,146,210)
Purchases of securities held-to-maturity .................................................      (129,277)        (57,339)
Sales of securities available-for-sale ...................................................       485,616         227,791
Calls, maturities and prepayments of securities available-for-sale .......................       611,721       1,743,378
Calls, maturities and prepayments of securities held-to-maturity .........................       149,075         171,444
Net increase in loans made to customers ..................................................    (4,300,867)     (3,395,011)
Credit card receivables securitized ......................................................       418,398       1,395,954
Capital expenditures .....................................................................       (75,074)       (175,024)
Proceeds from sales of premises and equipment ............................................        14,369          23,241
Net increase in other assets .............................................................       (76,808)       (247,009)
Business combinations ....................................................................      (762,629)        (11,016)
                                                                                           -------------   -------------
  Net cash used by investing activities ..................................................    (4,526,360)     (2,298,408)
Financing Activities
Net decrease in demand, savings and money market accounts ................................      (690,963)       (221,057)
Net increase (decrease) in certificates of deposit .......................................     2,653,841      (1,064,822)
Net increase in federal funds purchased and securities sold under repurchase agreements ..       394,265       1,213,243
Net increase in commercial paper .........................................................       334,515         180,747
Net decrease in other short-term borrowings ..............................................      (957,361)       (452,410)
Proceeds from issuance of long-term debt .................................................     2,369,884       1,583,199
Maturities and repayments of long-term debt ..............................................      (862,765)       (643,519)
Common stock issued ......................................................................        33,730          35,234
Dividend payments ........................................................................      (341,589)       (309,174)
Common stock repurchased .................................................................      (104,213)       (520,702)
Net increase in other liabilities ........................................................       115,426          81,739
                                                                                           -------------   -------------
  Net cash provided (used) by financing activities .......................................     2,944,770        (117,522)
Decrease in Cash and Cash Equivalents ....................................................      (118,648)       (815,691)
Cash and cash equivalents at beginning of year ...........................................     3,475,004       3,800,265
                                                                                           -------------   -------------
Cash and cash equivalents at end of period ...............................................  $  3,356,356    $  2,984,574
                                                                                           =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Selected Period-End Data                                             Table 1
--------------------------------------------------------------------------------

                                                    September 30
                                                -------------------
                                                    2000       1999
                                                --------    -------
Banking offices:
 North Carolina ...............................      187        190
 Virginia .....................................      195        237
 Georgia ......................................      139        131
 South Carolina ...............................      118        119
 Florida ......................................       40         38
                                                --------   --------
    Total .....................................      679        715
                                                ========   ========
Automated banking machines:
 North Carolina ...............................      449        445
 Virginia .....................................      273        288
 Georgia ......................................      314        302
 South Carolina ...............................      284        289
 Florida ......................................       44         37
                                                --------   --------
    Total .....................................    1,364      1,361
                                                ========   ========
Employees (full-time equivalent) ..............   21,110     21,722
Common stock shareholders of record ...........   51,009     52,500
Common shares outstanding (thousands) .........  203,464    202,743

Common Stock Data -- Per Share                                       Table 2
--------------------------------------------------------------------------------


                                                                     2000                        1999
                                                            --------------------   --------------------------------
                                                              Third      Second       First      Fourth       Third
                                                            Quarter     Quarter     Quarter     Quarter     Quarter
                                                            -------    --------    --------    --------    --------
Market value:
 Period-end .............................................  $  56.69    $  54.25    $  67.56    $  68.00    $  78.63
 High ...................................................     60.38       75.25       68.94       88.88       85.25
 Low ....................................................     53.38       53.56       53.63       65.44       75.31
Book value at period-end ................................     29.93       29.20       28.88       28.04       27.76
Dividend ................................................       .60         .54         .54         .54         .54
Price/earnings ratio (1) ................................      13.7x       12.3x       13.7x       13.9x       16.4x
Price/earnings ratio without nonrecurring items (1), (2)       12.3        11.9        13.3        13.7        16.2

(1) Based on the most recent four quarters of net income per diluted share and end of period stock price.
(2) Excludes the after-tax impact of nonrecurring charges.


Forward-Looking Statements
--------------------------------------------------------------------------------
This Quarterly Report on Form 10-Q contains forward-looking statements regarding Wachovia, including, without limitation, statements relating to Wachovia's expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as "may," "could," "would," "should," "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets" or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia's control). The following factors, among others, could cause Wachovia's financial performance to differ materially from the expectations expressed in such forward-looking statements: (1) business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated; (2) competitive pressures among financial service companies increase significantly; (3) the strength of the United States economy in general and/or the strength of the local economies of the States in which Wachovia conducts operations changes; (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change; (5) inflation, interest rates and/or market conditions fluctuate; (6) conditions in the stock market, the public debt market and other capital markets deteriorate, and impact Wachovia's activities; (7) Wachovia fails to develop competitive new products and services and/or new and existing customers do not accept these products and services; (8) financial services' laws and regulations change; (9) technology changes and Wachovia fails to adapt to those changes; (10) consumer spending and saving habits change; (11) unanticipated regulatory or judicial proceedings occur; and (12) Wachovia is unsuccessful at managing the risks involved in the foregoing. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that Wachovia files with the Securities and Exchange Commission. Wachovia cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements. Wachovia does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q.

Financial Summary                                                    Table 3
--------------------------------------------------------------------------------


                                              Twelve
                                              Months                            2000
                                               Ended        -------------------------------------------
                                       September 30,              Third          Second           First
                                                2000            Quarter         Quarter         Quarter
                                          ----------        -----------     -----------     -----------
Summary of Operations
(thousands, except per share data)
Interest income ......................... $5,165,447         $1,370,493     $ 1,325,111     $ 1,245,357
Interest expense ........................  2,647,929            739,756         685,729         625,861
                                          ----------        -----------     -----------     -----------
Net interest income .....................  2,517,518            630,737         639,382         619,496
Provision for loan losses ...............    537,161            123,956         273,365          73,666
                                          ----------        -----------     -----------     -----------
Net interest income after provision
 for loan losses ........................  1,980,357            506,781         366,017         545,830
Other operating revenue .................  1,900,557            519,990         470,299         470,799
Securities gains (losses) ...............        123               (163)             59             167
                                          ----------        -----------     -----------     -----------
Total other income ......................  1,900,680            519,827         470,358         470,966
Personnel expense .......................  1,329,403            325,743         335,491         343,881
Merger-related charges ..................     34,627             11,928           8,872           8,158
Litigation settlement charge ............     20,000               ----            ----          20,000
Restructuring charge ....................     87,944             87,944            ----            ----
Other expense ...........................  1,106,610            283,082         286,928         265,939
                                          ----------        -----------     -----------     -----------
Total other expense .....................  2,578,584            708,697         631,291         637,978
Income before income tax expense ........  1,302,453            317,911         205,084         378,818
Income tax expense ......................    451,915            112,587          67,513         134,111
                                          ----------        -----------     -----------     -----------
Net income .............................. $  850,538         $  205,324     $   137,571     $   244,707
                                          ==========        ===========     ===========     ===========
Net income per common share:
 Basic .................................. $     4.20         $     1.01     $       .68     $      1.21
 Diluted ................................ $     4.15         $     1.00     $       .67     $      1.20
Cash dividends paid per common
 share .................................. $     2.22         $      .60     $       .54     $       .54
Cash dividends paid on common
 stock .................................. $  450,862         $  121,990     $   109,505     $   110,094
Cash dividend payout ratio ..............      53.01%             59.41%          79.60%          44.99%
Average basic shares outstanding ........    202,677            203,347         202,728         202,464
Average diluted shares outstanding ......    204,627            204,621         204,572         204,213
Selected Average
 Balances (millions)
Total assets ............................ $   68,477         $   69,709     $    69,466     $    67,755
Loans -- net of unearned income .........     51,007             52,758          52,133          50,550
Securities ..............................      8,511              8,224           8,407           8,395
Other interest-earning assets ...........      1,382              1,197           1,241           1,245
Interest-bearing deposits ...............     34,607             34,800          35,663          34,873
Short-term borrowed funds ...............      9,101              9,019           8,621           8,920
Long-term debt ..........................      8,690              9,498           8,851           8,081
Noninterest-bearing deposits ............      8,373              8,474           8,373           8,319
Shareholders' equity ....................      5,757              5,952           5,833           5,688
Ratios (averages)
Annualized net loan losses to loans .....        .66%               .94%            .56%            .58%
Annualized return on assets .............       1.24               1.18             .79            1.44
Annualized return on shareholders'
 equity .................................      14.77              13.80            9.43           17.21
Operating Performance
 Excluding
 Nonrecurring Items (1)
(thousands, except per share data)
Net income .............................. $  944,708         $  270,241     $   143,337     $   264,510
Net income per diluted share ............ $     4.62         $     1.32     $       .70     $      1.30
Annualized return on assets .............       1.38%              1.55%            .83%           1.56%
Annualized return on shareholders'
 equity .................................      16.41              18.16            9.83           18.60
Cash dividend payout ratio ..............      47.73              45.14           76.40           41.62
Cash Basis Financial
 Information (1), (2)
Net income .............................. $1,013,438         $  289,882     $   162,566     $   281,589
Net income per diluted share ............ $     4.95         $     1.42     $       .79     $      1.38
Annualized return on assets .............       1.48%              1.69%            .95%           1.69%
Annualized return on shareholders'
 equity .................................      17.60              24.08           13.84           24.27


                                                        1999                     Nine Months Ended
                                            -----------------------------           September 30
                                                   Fourth           Third   -----------------------------
                                                  Quarter         Quarter            2000            1999
                                            -------------     -----------   -------------     -----------
Summary of Operations
(thousands, except per share data)
Interest income .........................     $ 1,224,486     $ 1,165,343     $ 3,940,961     $ 3,442,334
Interest expense ........................         596,583         548,238       2,051,346       1,600,151
                                            -------------     -----------   -------------     -----------
Net interest income .....................         627,903         617,105       1,889,615       1,842,183
Provision for loan losses ...............          66,174          76,770         470,987         231,931
                                            -------------     -----------   -------------     -----------
Net interest income after provision
 for loan losses ........................         561,729         540,335       1,418,628       1,610,252
Other operating revenue .................         439,469         432,841       1,461,088       1,170,654
Securities gains (losses) ...............              60             147              63          10,834
                                            -------------     -----------   -------------     -----------
Total other income ......................         439,529         432,988       1,461,151       1,181,488
Personnel expense .......................         324,288         317,060       1,005,115         895,998
Merger-related charges ..................           5,669           5,293          28,958          13,640
Litigation settlement charge ............            ----            ----          20,000            ----
Restructuring charge ....................            ----            ----          87,944            ----
Other expense ...........................         270,661         254,839         835,949         740,369
                                            -------------     -----------   -------------     -----------
Total other expense .....................         600,618         577,192       1,977,966       1,650,007
Income before income tax expense ........         400,640         396,131         901,813       1,141,733
Income tax expense ......................         137,704         138,632         314,211         393,448
                                            -------------     -----------   -------------     -----------
Net income ..............................     $   262,936     $   257,499     $   587,602     $   748,285
                                            =============     ===========   =============     ===========
Net income per common share:
 Basic ..................................     $      1.30     $      1.27     $      2.90     $      3.69
 Diluted ................................     $      1.28     $      1.25     $      2.87     $      3.62
Cash dividends paid per common
 share ..................................     $       .54     $       .54     $      1.68     $      1.52
Cash dividends paid on common
 stock ..................................     $   109,273     $   109,220     $   341,589     $   309,174
Cash dividend payout ratio ..............           41.56%          42.42%          58.13%          41.32%
Average basic shares outstanding ........         202,168         202,167         202,848         203,007
Average diluted shares outstanding ......         205,096         205,345         204,470         206,562
Selected Average
 Balances (millions)
Total assets ............................     $    66,982     $    64,815     $    68,979     $    64,894
Loans -- net of unearned income .........          48,593          47,003          51,817          46,761
Securities ..............................           9,016           9,461           8,342           9,449
Other interest-earning assets ...........           1,844           1,464           1,227           1,455
Interest-bearing deposits ...............          33,107          31,996          35,111          32,062
Short-term borrowed funds ...............           9,836           8,848           8,854           9,254
Long-term debt ..........................           8,327           8,571           8,812           8,069
Noninterest-bearing deposits ............           8,326           8,368           8,389           8,232
Shareholders' equity ....................           5,555           5,391           5,824           5,388
Ratios (averages)
Annualized net loan losses to loans .....             .54%            .61%            .70%            .64%
Annualized return on assets .............            1.57            1.59            1.14            1.54
Annualized return on shareholders'
 equity .................................           18.93           19.11           13.45           18.52
Operating Performance
 Excluding
 Nonrecurring Items (1)
(thousands, except per share data)
Net income ..............................     $   266,620     $   260,939     $   678,088     $   757,234
Net income per diluted share ............     $      1.30     $      1.27     $      3.32     $      3.67
Annualized return on assets .............            1.59%           1.61%           1.31%           1.56%
Annualized return on shareholders'
 equity .................................           19.20           19.36           15.52           18.74
Cash dividend payout ratio ..............           40.98           41.86           50.38           40.83
Cash Basis Financial
 Information (1), (2)
Net income ..............................     $   279,401     $   272,265     $   734,036     $   788,218
Net income per diluted share ............     $      1.36     $      1.33     $      3.59     $      3.82
Annualized return on assets .............            1.69%           1.70%           1.44%           1.64%
Annualized return on shareholders'
 equity .................................           24.02           23.40           20.74           22.43

(1) Excludes the effects of nonrecurring merger-related, litigation settlement and restructuring charges.
(2) Excludes the effects of purchase accounting related intangibles.

Results of Operations

This Quarterly Report on Form 10-Q should be read in conjunction with Wachovia's 1999 Annual Report on Form 10-K, and will serve to update previously reported information for current interim period results.


Overview

The U.S. economy expanded at a moderate pace during the third quarter with some continuing evidence of slowing from the rapid pace of growth earlier in the year. This led the Federal Reserve to leave short-term interest rates unchanged after a 50 basis point increase on May 16, 2000, that followed five 25 basis point increases since July 1999. Most of the twelve Federal Reserve Districts reported that consumer spending was flat to modestly higher compared with late spring and early summer. Home sales and construction continued to soften, but several Districts reported that commercial real estate activity was robust. Overall, loan demand remained strong. Gross domestic product rose 2.7 percent, based on preliminary data. Also based on preliminary data, the nation's average unemployment rate fell to 3.9 percent from 4.2 percent during third quarter 1999. Within Wachovia's five-state operating area, unemployment averaged 3.5 percent.

Wachovia's strategy is to focus on entering and expanding businesses with strong potential for growth, and redirecting resources as appropriate for the most attractive returns. This will continue to be accomplished by enhancing products and services through internal development, as well as by selective acquisitions and partnerships.

During the third quarter, Wachovia announced plans to realign resources and eliminate 1,800 positions as part of a continuing performance improvement project designed to lift pre-tax earnings by $425 million by 2002. The performance project, which began in 1999, seeks to improve earnings through revenue enhancement, productivity gains, sharper capital deployment and expense management.

On February 1, Wachovia completed its purchase of a majority of the credit card business of Partners First Holdings LLC, adding 1.2 million customers and approximately $2 billion of managed receivables. The acquisition of B C Bankshares, Inc., parent company of the Bank of Canton, also was completed in February. On June 1, Wachovia completed the acquisition of Commerce National Corporation, the parent company of the National Bank of Commerce. These transactions followed several purchase acquisitions completed in 1999 that strengthened Wachovia's wealth advisory and capital markets capabilities.

On September 7, Wachovia announced an agreement to acquire DavisBaldwin, Inc., a Tampa, Florida based insurance agency specializing in property and casualty insurance services for commercial customers. The acquisition of DavisBaldwin, Inc. was completed on November 1. On September 21, Wachovia announced a branch swap transaction with another financial institution. The branch swap transaction, which will be completed in the first quarter of 2000, will provide Wachovia with its first retail branch in Tennessee and will allow for future branches in that state. On October 30, Wachovia announced an agreement to acquire Republic Security Financial Corporation, headquartered in West Palm Beach, Florida, and parent company of Republic Security Bank. Republic Security, which operates 99 banking facilities in 11 Florida counties, had assets of $3.4 billion and deposits of $2 billion at September 30, 2000. The transaction will be accounted for as a purchase and is expected to be completed in the first quarter of 2001.

Computation of Earnings Per Common Share                             Table 4
--------------------------------------------------------------------------------
(thousands, except per share)

                                                                Three Months Ended         Nine Months Ended
                                                                    September 30              September 30
                                                            -------------------------   -------------------------
                                                                   2000          1999          2000          1999
                                                            -----------     ---------   -----------     ---------
Basic
Average common shares outstanding .........................     203,347       202,167       202,848       203,007
                                                            ===========       =======   ===========       =======
Net income ................................................   $ 205,324     $ 257,499     $ 587,602     $ 748,285
                                                            ===========     =========   ===========     =========
Per share amount ..........................................   $    1.01     $    1.27     $    2.90     $    3.69
Diluted
Average common shares outstanding .........................     203,347       202,167       202,848       203,007
Dilutive common stock options at average market price .....       1,141         2,715         1,440         3,113
Dilutive common stock awards at average market price ......         110           440           159           417
Convertible long-term debt assumed converted ..............          23            23            23            25
                                                            -----------     ---------   -----------     ---------
Average diluted shares outstanding ........................     204,621       205,345       204,470       206,562
                                                            ===========     =========   ===========     =========
Net income ................................................   $ 205,324     $ 257,499     $ 587,602     $ 748,285
Add interest on convertible long-term debt -- net of tax ..          17            18            45            54
                                                            -----------     ---------   -----------     ---------
Adjusted net income .......................................   $ 205,341     $ 257,517     $ 587,647     $ 748,339
                                                            ===========     =========   ===========     =========
Per share amount ..........................................   $    1.00     $    1.25     $    2.87     $    3.62

Wachovia's operating net income for the third quarter of 2000 was $270 million or $1.32 per diluted share versus $261 million or $1.27 per diluted share a year earlier. On a reported basis, net income for the quarter was $205 million or $1.00 per diluted share versus $257 million or $1.25 per diluted share a year earlier. The third quarter continued the trend of slower revenue growth in market-sensitive businesses begun in the second quarter. The provision for loan losses remained above historical levels as loan charge offs and the balance of nonperforming loans rose from earlier levels. Year-to-date operating earnings were $678 million or $3.32 per diluted share compared with $757 million or $3.67 per diluted share for the same period in 1999. Operating earnings exclude merger-integration and other nonrecurring charges. Reported earnings for the first nine months of 2000 were $588 million or $2.87 per diluted share and $748 million or $3.62 per diluted share a year earlier. Comparisons between the 2000 and 1999 periods are also impacted by the results of acquisitions that are included in reported results from their respective acquisition dates each year.


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

Beginning January 2000, Wachovia adopted a marginal matched maturity funds transfer pricing methodology for management reporting. Formerly, Wachovia utilized a multiple pool method to simulate matched funding. This change in management accounting has been reflected for all periods. Given the complexity of products and services and their impact on cash and balance sheet management, the marginal matched maturity method provides an improved method of measuring the economics of products, services and business unit results. The new approach evaluates the cash flows and repricing characteristics of all balance sheet transactions at an instrument level by benchmarking pricing decisions against Wachovia's wholesale cost of funds. This approach removes most forms of interest rate risk, prepayment risk and liquidity risk from the balance sheets of the business units and isolates them in Treasury & Administration for centralized evaluation and management. Under marginal matched maturity funds transfer pricing, business unit results more closely represent the economic impact of growth and pricing decisions. Other minor changes in management accounting were implemented during the year with all prior periods restated to reflect the changes.

Financial results by business segment are discussed below.


Business Segments                                                    Table 5
--------------------------------------------------------------------------------
(Three Months Ended September 30)

                                      Asset and
                                       Wealth
                                     Management               Corporate           Credit Card
                                --------------------     -------------------   ------------------
                                      2000      1999        2000        1999      2000       1999
                                ----------    ------     -------     -------   -------     ------
Operations Summary
(millions)
External net interest
 margin .......................   $  37       $   28     $   677     $   547    $  305     $  214
Internal funding (charge)
 credit .......................      (3)           5        (430)       (316)     (132)       (82)
                                ----------    ------     -------     -------   -------     ------
Net interest income* ..........      34           33         247         231       173        132
Total other income ............     151          134         103         100        57         43
                                ---------     ------     -------     -------   -------     ------
Total revenue .................     185          167         350         331       230        175
Provision for loan losses .....    ----         ----          76          15        99         55
Total other expense ...........     155          141         176         170        76         51
                                ---------     ------     -------     -------   -------     ------
Pretax profit .................      30           26          98         146        55         69
Income taxes (benefit) ........      12           10          36          53        20         25
                                ---------     ------     -------     -------   -------     ------
Net income (loss) .............   $  18       $   16     $    62     $    93    $   35     $   44
                                =========     ======     =======     =======   =======     ======
Percentage contribution to
 total revenue** ..............    15.6%        15.4%       29.5%       30.5%     19.4%      16.2%
Percentage contribution to
 net income ...................     8.8%         6.2%       30.2%       36.2%     17.1%      17.1%
Average Balances
(millions)
Total assets ..................   $4,076      $3,242     $38,119     $34,101    $7,958     $6,246

                                                            Treasury &                                    Total
                                        Consumer          Administration         Eliminations          Corporation
                                  -----------------   ---------------------   ------------------   -------------------
                                     2000      1999       2000         1999     2000        1999       2000       1999
                                  -------    ------   --------      -------   ------     -------   --------   --------
Operations Summary
(millions)
External net interest
 margin .......................   $   (46)   $  (39)    $ (333)     $  (123)    $ (9)      $ (10)   $   631    $   617
Internal funding (charge)
 credit .......................       275       254        316          163      (26)        (24)      ----       ----
                                  -------    ------   --------      -------   ------     -------   --------   --------
Net interest income* ..........       229       215        (17)          40      (35)        (34)       631        617
Total other income ............       156       110         53           46     ----        ----        520        433
                                  -------    ------   --------      -------   ------     -------   --------   --------
Total revenue .................       385       325         36           86      (35)        (34)     1,151      1,050
Provision for loan losses .....         4         4        (55)           3     ----        ----        124         77
Total other expense ...........       232       231         96            8      (26)        (24)       709        577
                                  -------    ------   --------      -------   ------     -------   --------   --------
Pretax profit .................       149        90         (5)          75       (9)        (10)       318        396
Income taxes (benefit) ........        55        33         (1)          28       (9)        (10)       113        139
                                  -------    ------   -----------   -------   ---------  -------   --------   --------
Net income (loss) .............   $    94    $   57     $   (4)     $    47    $----       $----    $   205    $   257
                                  =======    ======   ==========    =======   ========   =======   ========   ========
Percentage contribution to
 total revenue** ..............      32.5%     30.0%       3.0%         7.9%
Percentage contribution to
 net income ...................      45.9%     22.2%      (2.0%)       18.3%
Average Balances
(millions)
Total assets ..................   $11,341    $9,591     $8,215      $11,635                         $69,709    $64,815

* Net interest income is reported on a taxable equivalent basis by segment and on a nontaxable equivalent basis for the corporation, reflecting segment eliminations.
** Percentage contribution to total revenue is based on the proportion of each segment's revenue to the combined revenue of all segments. Revenue for the total corporation is presented based on nontaxable equivalent net interest income and total other income, including securities transactions.

Business Segments                                                    Table 6
--------------------------------------------------------------------------------
(Nine Months Ended September 30)

                                      Asset and
                                       Wealth
                                     Management             Corporate           Credit Card
                                -------------------    --------------------   -----------------
                                    2000       1999        2000        1999      2000      1999
                                --------     ------    --------     -------   -------    ------
Operations Summary
(millions)
External net interest
 margin .......................   $  107     $   73    $  1,940     $ 1,586    $  865    $  634
Internal funding (charge)
 credit .......................        2         19      (1,207)       (907)     (371)     (238)
                                --------     ------    --------     -------   -------    ------
Net interest income* ..........      109         92         733         679       494       396
Total other income ............      467        338         321         294       163       121
                                --------     ------    --------     -------   -------    ------
Total revenue .................      576        430       1,054         973       657       517
Provision for loan losses .....        1          1         317          33       286       199
Total other expense ...........      475        355         530         480       219       159
                                --------     ------    --------     -------   -------    ------
Pretax profit .................      100         74         207         460       152       159
Income taxes (benefit) ........       40         28          76         165        55        57
                                --------     ------    --------     -------   -------    ------
Net income (loss) .............   $   60     $   46    $    131     $   295    $   97    $  102
                                ========     ======    ========     =======   =======    ======
Percentage contribution to
 total revenue** ..............     16.7%      13.8%       30.5%       31.2%     19.0%     16.5%
Percentage contribution to
 net income ...................     10.2%       6.2%       22.3%       39.4%     16.5%     13.6%
Average Balances
(millions)
Total assets ..................   $3,876     $2,730    $ 37,656     $34,035    $7,914    $6,279


                                                          Treasury &                                  Total
                                      Consumer          Administration         Eliminations        Corporation
                                 ------------------   -------------------   -----------------   ------------------
                                    2000       1999       2000       1999      2000      1999       2000      1999
                                 -------     ------   --------    -------   -------   -------   --------  --------
Operations Summary
(millions)
External net interest
 margin .......................  $  (132)    $ (112)    $ (862)   $  (310)   $  (28)   $  (29)   $ 1,890   $ 1,842
Internal funding (charge)
 credit .......................      809        749        842        448       (75)      (71)      ----      ----
                                 -------     ------   --------    -------   -------   -------   --------  --------
Net interest income* ..........      677        637        (20)       138      (103)     (100)     1,890     1,842
Total other income ............      370        313        140        115      ----      ----      1,461     1,181
                                 -------     ------   --------    -------   -------   -------   --------  --------
Total revenue .................    1,047        950        120        253      (103)     (100)     3,351     3,023
Provision for loan losses .....       15         13       (148)       (14)     ----      ----        471       232
Total other expense ...........      699        685        130         42       (75)      (71)     1,978     1,650
                                 -------     ------   --------    -------   -------   -------   --------  --------
Pretax profit .................      333        252        138        225       (28)      (29)       902     1,141
Income taxes (benefit) ........      122         92         49         80       (28)      (29)       314       393
                                 -------     ------   --------    -------   -------   -------   --------  --------
Net income (loss) .............  $   211     $  160     $   89    $   145    $ ----    $ ----    $   588   $   748
                                 =======     ======   ========    =======   =======   =======   ========  ========
Percentage contribution to
 total revenue** ..............     30.3%      30.4%       3.5%       8.1%
Percentage contribution to
 net income ...................     35.9%      21.4%      15.1%      19.4%
Average Balances
(millions)
Total assets ..................  $10,826     $9,607     $8,707    $12,243                        $68,979   $64,894

* Net interest income is reported on a taxable equivalent basis by segment and on a nontaxable equivalent basis for the corporation, reflecting segment eliminations.
** Percentage contribution to total revenue is based on the proportion of each segment's revenue to the combined revenue of all segments. Revenue for the total corporation is presented based on nontaxable equivalent net interest income and total other income, including securities transactions.


Asset and Wealth Management

Asset and Wealth Management provides integrated financial services to the affluent marketplace. During 1999, Wachovia made three acquisitions to further advance its capabilities. In April 1999, Wachovia acquired Interstate/Johnson Lane Inc. ("IJL") and in September, Wachovia completed the acquisitions of OFFITBANK Holdings, Inc. ("OFFITBANK") and Barry, Evans, Josephs & Snipes, Inc. ("BEJS"). Also in the third quarter of 1999, Wachovia sold its master trust and institutional custody business in order to focus on more strategically oriented businesses. In September 2000, Wachovia announced an agreement to acquire Tampa, Florida-based DavisBaldwin, Inc. ("DavisBaldwin"), a leading insurance agency specializing in property and casualty insurance services for commercial customers. The acquisition of DavisBaldwin was completed on November 1, 2000.

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

Wachovia's brokerage business offers a wide variety of services and investment products including the Wachovia Funds through full-service brokers and branch-based investment consultants. Customers making their own investment decisions can trade through Wachovia Investments Direct using a broker, a touch-tone telephone service or the Internet.

Institutional Client Services provides asset management, retirement services and philanthropy management services to businesses, individuals and charitable institutions. Executive Services is a nationally recognized leader in providing retirement and wealth accumulation products for high-net-worth individuals. It also provides change-of-control and employee benefit protection services to client management teams. Wachovia Asset Management provides investment strategies and portfolio management for individuals and institutions, in addition to managing the Wachovia Funds.

Industry Dynamics and Strategy. Wachovia believes the current marketplace is underserved with few national brands and fragmented competition. Within Wachovia's five-state geographic footprint, households are growing much faster than the national average, and over the next five years, the subset of affluent households is expected to grow substantially. Market volatility and the projected need for intergenerational wealth transfer capabilities also will drive demand. These factors combine to create an attractive market opportunity. Asset and Wealth Management's market presence, brand names and strategic focus position it to take unique advantage of this environment.

The integration of the acquisitions has allowed this business segment to increase its product offerings, leverage existing services and expand distribution channels. In September 2000, Wachovia launched the Market Acceleration Project that expands the penetration of the successful Private Financial Advisor model in new and existing markets. The goal of the project is to increase profit by generating more successful client leads and improving linkages among Wachovia's other lines of business.

Financial Results. Comparisons of financial results between periods were affected by acquisitions. Net interest income increased 4 percent over the third quarter last year mainly due to strong loan growth in Private Financial Advisors net of the additional cost of funding intangible assets resulting from acquisitions. Other income rose $17 million or 13 percent with acquisitions accounting for approximately $8 million of the growth. Other expense increased $14 million or 10 percent from the third quarter of 1999 almost entirely caused by goodwill amortization expense and the expense base from the acquisitions of OFFITBANK and BEJS.

Year-to-date pretax profit increased $26 million or 35 percent over the same period last year. Loan growth was primarily responsible for the $17 million increase in net interest income. Other income was up $129 million or 38 percent from a year ago reflecting acquisitions and core business growth. Record market trading activity in first quarter 2000 contributed to a strong increase in investment fees over a year ago despite some softness during the second and third quarters of 2000. The $120 million increase in expenses reflects goodwill amortization and the added expense base of the acquired entities.


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

Products and Services. Corporate provides a comprehensive array of corporate banking, investment banking, capital markets and cash management services. Global Corporate Finance has a significant market penetration with companies with annual sales between $200 million and $2 billion across the U.S. The group also serves select industry sectors including communications and diversified financial services, as well as leveraged finance customers. Global Corporate Finance maintains relationships with domestic, multinational, and foreign companies and institutions through offices in the Southeast, Chicago, London, Sao Paulo, and Hong Kong.

Regional Corporate Financial Services has relationships with more than 25,000 clients in the Southeast. Business Banking and Regional Corporate Finance serve clients ranging from business banking firms with sales as low as $2 million to major corporations with sales up to $200 million. The group also serves commercial real estate developers, investors and REITs through its real estate financial services group and serves automobile and other specialty finance customers through its dealer financial services group.

Capital Markets products include investment banking, mergers and acquisitions, loan syndication finance, asset backed finance, commercial paper, corporate bonds, interest rate and foreign exchange risk management services, leasing, public equity research, sales and trading, and private equity investments. Capital Markets closely aligns its products and services based upon the needs of targeted segments in Global Corporate Finance and Regional Corporate Financial Services.

Corporate also provides treasury consulting and cash management solutions through its Treasury Services Group. This area has been consistently cited for its superior quality of service, technology, and operations performance. The Treasury Services

Group achieved top honors in the Phoenix-Hecht Quality Index 2000. In addition to treasury consulting, the group provides an array of cash management products and has become a leading provider of Internet-based electronic access.

Industry Dynamics and Strategy. While general demand for corporate services has been firm, the credit cycle in the U.S. large corporate market has continued to show signs of weakness and deterioration. Rising bond default rates, the significant increase in credit rating downgrades versus upgrades, widening credit spreads, greater incidence of public company bankruptcies, and the velocity of borrower deterioration signal rising risk in the commercial lending environment. In this highly competitive environment, Corporate maintains a strong market position in the Southeast and in the U.S. large corporate market.


The strategy of Corporate is to build strong and long-lasting relationships with targeted clients through deep knowledge of their unmet needs combined with superior execution. Continuing and dynamic customer segmentation and sales model development will enhance customer service and productivity. The strategy is to sharply focus on capital markets products and improve investment banking expertise. Treasury Services is accelerating the development of innovative new products, eBusiness applications and outsourcing services.

Financial Results. Net interest income increased by $16 million or 7 percent compared to the third quarter of 1999 as average loans outstanding increased by almost 13 percent. The effect on net interest income of growth in volume was partially offset by the rise in the level of nonperforming loans. Loan fees were up 17 percent due to higher origination activity. The loan loss provision increased by $61 million to $76 million, as specific reserves were adjusted to reflect some downward migration of watch list credits and the rise in nonperforming loans, particularly in the large corporate portfolio. Other income rose 3 percent, led by increases in letter of credit fees and Treasury Services revenue. Noninterest expense increased 4 percent due primarily to higher expenditures on product development and technology initiatives.

Year to date net interest margin increased $54 million or 8 percent over the same period in 1999, reflecting 13 percent growth in average loans, offset partially by loan spread compression. The loan loss provision increased by $284 million, due to credit deterioration primarily in the large corporate portfolio. Other income grew by 9 percent, reflecting the inclusion of the IJL Capital Markets businesses for the full nine months in 2000, in addition to stronger letter of credit fees and Treasury Services results. Noninterest expense increased 10 percent, due to the addition of the former IJL business units, as well as higher technology spending.


Credit Card

Credit Card's mission is to be the preferred credit card issuer, recognized for value, fairness and long-term customer and employee relationships.

Products and Services. The Credit Card business segment is a full-service provider of consumer and business credit cards and merchant acquirer services. Credit Card manages most components of credit card processing in-house, with the exception of servicing business card products and the Partners First portfolio that are processed through outside vendors. Currently, 92 percent of Wachovia's credit card portfolio accrues interest at a variable rate and 34 percent of the accounts are within Wachovia's five-state geographic footprint.

Industry Dynamics and Strategy. The credit card industry is in a period of intense competition and consolidation. Response rates to direct mail solicitations are below those of prior years; however, Wachovia's response rates remain higher than the industry average. These pressures have prompted issuers to pursue new card-based products in attempt to capture market share. Credit Card's strategy focuses on serving above-average credit quality customers who carry higher-than-average loan balances while maintaining an efficient and cost-effective process.

Financial Results. On February 1, 2000, Credit Card acquired the Partners First credit card portfolio that significantly impacted comparability. The acquisition of Partners First added approximately $2 billion in managed receivables. Quarterly pretax profit fell below the amount reported for the third quarter of 1999, mostly due to the favorable charge off environment a year ago. Net interest income grew 31 percent, primarily due to the Partners First acquisition, partially offset by lower late fees. The loan loss provision increased 82 percent, primarily as a result of the acquisition and more favorable loss and bankruptcy experience a year ago. Noninterest income increased 32 percent largely due to the acquisition and higher overlimit fees.

Year to date pretax profit decreased 5 percent. The acquisition of the Partners First portfolio was the cause for the 25 percent increase in net interest income, which was partially offset by lower spreads resulting from rising interest rates and the lag effect of repricing accounts, and lower late fees. The increase in the loan loss provision was generally due to higher balances subject to charge off as well as higher loss experience in the current year. Noninterest income grew 34 percent mainly due to the acquisition; strong interchange income from increased purchase volume; and higher overlimit fees. Total expenses rose by 38 percent primarily due to the acquisition and increased business volume.


Consumer

Consumer develops customer relationships for the greatest lifetime value, manages the cost of the sales and service network and pursues opportunities to attract and serve customers through traditional and digital channels. It targets consumers, worksite groups and small businesses throughout the Southeast, offering a broad array of competitively priced products and services. Consumer is also important to the entire Wachovia franchise because of the intangible value provided to Wachovia's other business segments by its branch network, brand identity and customer base.

Products and Services. Consumer provides the more traditional retail banking services, including mortgage lending, deposit products and consumer loans, as well as services for the small business market. It also offers access to investment and insurance products. Delivery channels include 679 traditional and in-store branches and worksite centers, 1,364 ATMs and 31 kiosks, supported by four automated phone centers and the Internet. Campus Card programs provide card-based banking access to students and faculty at 10 university campuses, and Wachovia At Work serves employees of more than 4,600 companies.

The Internet is growing in importance as a forum for financial services. Four hundred fifty-two thousand of Wachovia's demand deposit customers are enrolled in Internet banking, up from 226 thousand at year-end and 146 thousand the prior year. Wachovia's Internet site, www.wachovia.com, serves as a financial portal with extensive account information and transaction capability supported by relevant financial news.

Industry Dynamics and Strategy. Consumer serves more than 3.8 million consumers and approximately 180 thousand small business customers. The majority of Wachovia's deposits are in large, high-growth metropolitan areas. Consumer's strategy is to assess customer potential, identify their financial needs and achieve alignment between their needs, service expectations and price. Specific initiatives to implement this strategy include:

o Profitable Relationship Optimization (PRO). Desktop technology connects to data warehouses that analyze customer information and anticipate the next likely desired service. This technology is combined with solution-selling skills by Personal Financial Advisors, small business bankers and branch bankers to serve more than 400 thousand high-potential customers.

o Wachovia at Work and Campus Banking Programs. These strategies involve deploying Wachovia products and services through employers and universities to provide access to employees and students.

o Market Network Strategy. Network optimization models provide an analytical framework to reduce branch network expenses, while at the same time maximizing customer points of presence. Earlier in the year, Wachovia identified 15 branches in Virginia and four in North Carolina that were sold during the third quarter as part of this strategy.

o Selective Geographic Expansion. Wachovia continues to evaluate merger and branching opportunities in high-growth areas. During the first quarter of 2000, Wachovia completed the acquisition of Bank of Canton in the suburban Atlanta area. Wachovia completed the acquisition of the National Bank of Commerce in suburban Orlando, Florida, in early June.

 During the third quarter, Wachovia announced a branch swap transaction that will allow entry into the Tennessee market during the first quarter of 2001.

eBusiness activities at Wachovia are enterprise-wide. Advances in technology are rapidly transforming the financial services industry. The eBusiness Division provides corporate-wide eBusiness strategic planning, leadership and operational management for the entire enterprise. Business units sponsor specific Internet initiatives to meet the dynamic demands of their customer groups. This collaborative structure maximizes the leverage from technology and research with the necessary responsiveness to customer requirements and deliverables. Wachovia's eBusiness strategy is to develop a personalized and seamlessly delivered customer experience when using www.wachovia.com and Wachovia's other web sites, www.macroworld.net, www.ijlwachovia.com and www.offitbank.com. Value is created by aligning customer acquisition, retention, cross-selling and cost reduction throughout all customer segment and delivery channels.

Financial Results. Consumer's pretax profit grew $59 million or 65 percent from the same quarter last year. Net interest income increased 7 percent to $229 million, driven by a 20 percent increase in loans to $10.7 billion and a 4 percent increase in net deposits to $27.5 billion. Other income increased 42 percent to $156 million. The divestiture premium for the 19 branches sold in 2000 at $42 million was $34 million greater than the premium for the 6 branches sold in third quarter 1999. Excluding the impact of branches divested in both periods (operating results and divestiture premium), pretax profit increased $23 million, or 28 percent. Service charges on deposit accounts increased 9 percent primarily in returned check charges. Electronic banking revenues grew 16 percent, driven by ATM, check card and interchange revenues. Total expenses increased less than 1 percent, despite the investment in Wachovia's Internet site to support retail delivery and the additions of Bank of Canton and National Bank of Commerce expenses.

Nine-month pretax profit increased $81 million or 32 percent over the same period in the prior year. Excluding the impact of the branch divestitures in both years, pretax profit increased $45 million or 19 percent. Strong results for the branch-based consumer business offset a difficult mortgage lending environment and investments in Wachovia's retail delivery through the Internet. Results included eight months of Bank of Canton and four months of National Bank of Commerce. Net interest income increased 6 percent on good loan and deposit growth and higher interest rates, which caused spreads to widen on deposit products. Loan growth was solid in the Bankline and Equity Bankline categories, and savings certificates was the highest growth category in deposits as a result of the deposit mix of acquired banks, special marketing promotions and a shift in customer preference. Other income was up 18 percent driven by the divestiture premium, healthy deposit account and electronic banking fee growth. Excluding the divestiture premium from both years, other income increased 7 percent. Electronic banking revenue grew 19 percent due to rising ATM, debit card volumes and interchange revenue, and deposit-related fees increased 10 percent. Mortgage fees declined 25 percent on lower volume and a continued shift from fixed-rate to adjustable-rate mortgages. Expenses grew 2 percent as a result of the addition of the acquired banks and investment in the Internet site to support retail customers.


Treasury & Administration

The Treasury & Administration segment principally reflects asset and liability management for interest rate risk, management of the securities portfolio, internal compensation for funding sources and charges for funds used. Also reflected is the financial statement impact of credit card securitization transactions, since the Credit Card business segment is reported on a managed basis. Securitization involves the transfer of a pool of assets from the balance sheet to a master trust which then issues and sells to investors certificates representing a pro rata interest in the underlying assets. The transaction reduces interest income and the credit exposure associated with the transferred receivables while increasing credit card noninterest income in the form of gains on card sales, servicing fees and other excess revenue earned on the securitized loans. Other unallocated corporate costs and certain nonrecurring expenses are also included.

Financial Results. Credit card securitization transactions and the securitized portion of the acquired Partners First credit card portfolio have a large impact on comparability with prior year results. In March 1999, September 1999 and August 2000, Wachovia completed the securitization of $896 million, $500 million and $750 million, respectively, in credit card receivables. In comparing 2000 to 1999, the securitization transactions had the net effect of reducing average loans outstanding by $826 million for the quarter and $878 million year to date. The securitized portion of the acquired Partners First portfolio reduced average balances by $1.5 billion for the quarter and $1.3 billion year to date. The remaining reduction in average assets in both period comparisons was largely caused by attrition in the securities portfolio.

Quarterly pretax profit declined by $80 million almost entirely due to the restructuring charge recorded in third quarter 2000. Although securitization transactions impacted various income statement line items, their net effect on pretax profits was minimal. Net interest income decreased $57 million with $54 million resulting from the increase in securitized credit card receivables. The increase in securitized credit card receivables also accounted for most of the decrease in the provision for loan losses from the third quarter of 1999. Fees for servicing securitized credit cards increased by $11 million from a year ago, accounting for all of the $7 million increase in other income. The increase of $88 million in other expense for the quarter is primarily the result of the restructuring charge taken in the third quarter of 2000. The $7 million increase in merger- related charges was mostly offset by $5 million in expenses incurred in the third quarter of 1999 related to Year 2000 preparations.

Year to date pretax profit declined $87 million principally as a result of the restructuring charge. The increase in the amount of securitized credit cards accounted for $153 million of the $158 million decrease in net interest income. Securitizations and the securitized portion of the acquired Partners First portfolio are also the primary cause of the decrease in loan loss provision. The $25 million increase in other income primarily results from a $33 million increase in fees received for servicing the larger volume of securitized cards, offset by a $18 million decrease in gains from securitization transactions. Other expense increased $88 million due to a higher level of nonrecurring expenses including $88 million in restructuring charges, $15 million in merger integration expenses, and $20 million in litigation settlement charges. The increase in nonrecurring expenses was offset by $16 million in expenses incurred through the first nine months of 1999 in connection with Year 2000 preparations.

Taxable Equivalent Rate/Volume Analysis -- Third Quarter*            Table 7
--------------------------------------------------------------------------------

                                               Average Volume         Average Rate
                                            --------------------- -------------------
                                                2000       1999       2000      1999
                                            --------    -------    -------     -----
                                                           (Millions)
Interest Income
Loans:
  Commercial ............................... $17,190    $15,444       8.74      7.24
  Tax-exempt ...............................     663        751       9.49      8.97
                                            --------   --------
    Total commercial .......................  17,853     16,195       8.77      7.32
  Direct retail ............................   1,275      1,063       8.95      8.54
  Indirect retail ..........................   4,071      3,551       8.48      7.85
  Credit card ..............................   4,237      4,894      15.20     13.47
  Other revolving credit ...................     772        598      11.97     10.82
                                            --------   --------
    Total retail ...........................  10,355     10,106      11.55     10.82
  Construction .............................   3,067      2,257       9.53      8.49
  Commercial mortgages .....................   8,661      7,403       8.77      8.12
  Residential mortgages ....................   8,785      7,431       8.17      7.77
                                            --------   --------
    Total real estate ......................  20,513     17,091       8.62      8.02
  Lease financing ..........................   2,741      2,359       8.43     10.70
  Foreign ..................................   1,296      1,252       8.30      6.67
                                            --------   --------
    Total loans ............................  52,758     47,003       9.23      8.48
Securities:
  Held-to-maturity:
    U.S. Government and agency .............      465        626       6.37      6.03
    Mortgage-backed ........................      370        456       8.16      8.16
    State and municipal ....................      221        161       9.13     10.27
    Other ..................................       17         52       8.13      6.41
                                             --------   --------
      Total held-to-maturity ...............    1,073      1,295       7.58      7.32
  Available-for-sale:**
    U.S. Government and agency .............    2,798      3,574       6.40      6.20
    Mortgage-backed ........................    3,722      4,031       6.50      6.31
    Other ..................................      631        561       6.18      7.38
                                             --------   --------
      Total available-for-sale .............    7,151      8,166       6.43      6.33
                                             --------   --------
      Total securities .....................    8,224      9,461       6.58      6.47
Interest-bearing bank balances .............      104        124       5.43      5.23
Federal funds sold and securities
  purchased under resale agreements ........      403        550       6.71      5.09
Trading account assets .....................      690        790       6.57      3.68
                                             --------   --------
      Total interest-earning assets ........  $62,179    $57,928       8.83      8.05
                                             ========   ========
Interest Expense
Interest-bearing demand ....................  $ 4,676    $ 4,617       1.45      1.31
Savings and money market savings ...........   12,814     13,566       4.52      3.54
Savings certificates .......................    9,543      8,696       5.87      5.04
Large denomination certificates ............    3,831      3,076       6.18      5.15
                                             --------   --------
      Total interest-bearing deposits in
        domestic offices ...................   30,864     29,955       4.68      3.80
Interest-bearing deposits in foreign
  offices ..................................    3,936      2,041       6.40      4.81
                                             --------   --------
      Total interest-bearing deposits ......   34,800     31,996       4.87      3.86
Federal funds purchased and securities
  sold under repurchase agreements .........    5,985      5,682       6.23      4.90
Commercial paper ...........................    1,801      1,499       6.14      4.79
Other short-term borrowed funds ............    1,233      1,667       8.68      5.74
                                             --------   --------
      Total short-term borrowed funds.......    9,019      8,848       6.55      5.04
Bank notes .................................    2,127      2,551       6.77      5.51
Other long-term debt .......................    7,371      6,020       6.96      5.85
                                             --------   --------
      Total long-term debt .................    9,498      8,571       6.92      5.75
                                             --------   --------
      Total interest-bearing liabilities ...  $53,317    $49,415       5.52      4.40
                                             ========   ========   --------     -----
Interest rate spread                                                   3.31      3.65
                                                                   ========     =====
Net yield on interest-earning assets and
  net interest income ......................                           4.09      4.29
                                                                   ========     =====
                                                                                                   Variance
                                                       Interest                                 Attributable to
                                             --------------------------                    ------------------------
                                                     2000          1999        Variance         Rate         Volume
                                             ------------  ------------   -------------    ---------     ----------
Interest Income                                                            (Thousands)
Loans:
  Commercial ...............................  $   377,657   $   281,875   $      95,782    $  61,915     $   33,867
  Tax-exempt ...............................       15,809        16,983          (1,174)         920         (2,094)
                                             ------------  ------------   -------------
    Total commercial .......................      393,466       298,858          94,608       62,278         32,330
  Direct retail ............................       28,680        22,875           5,805        1,111          4,694
  Indirect retail ..........................       86,806        70,243          16,563        5,891         10,672
  Credit card ..............................      161,891       166,201          (4,310)      19,674        (23,984)
  Other revolving credit ...................       23,215        16,326           6,889        1,845          5,044
                                             ------------  ------------   -------------
    Total retail ...........................      300,592       275,645          24,947       18,234          6,713
  Construction .............................       73,444        48,287          25,157        6,388         18,769
  Commercial mortgages .....................      190,873       151,501          39,372       12,591         26,781
  Residential mortgages ....................      180,351       145,576          34,775        7,584         27,191
                                             ------------  ------------   -------------
    Total real estate ......................      444,668       345,364          99,304       27,241         72,063
  Lease financing ..........................       58,109        63,604          (5,495)     (14,789)         9,294
  Foreign ..................................       27,036        21,067           5,969        5,232            737
                                             ------------  ------------   -------------
    Total loans ............................    1,223,871     1,004,538         219,333       91,927        127,406
Securities:
  Held-to-maturity:
    U.S. Government and agency .............        7,444         9,520          (2,076)         499         (2,575)
    Mortgage-backed ........................        7,576         9,384          (1,808)            (8)      (1,800)
    State and municipal ....................        5,078         4,168             910         (503)         1,413
    Other ..................................          350           845            (495)         183           (678)
                                             ------------  ------------   -------------
      Total held-to-maturity ...............       20,448        23,917          (3,469)         806         (4,275)
  Available-for-sale:**
    U.S. Government and agency .............       45,011        55,830         (10,819)       1,755        (12,574)
    Mortgage-backed ........................       60,808        64,103          (3,295)       1,848         (5,143)
    Other ..................................        9,809        10,446            (637)      (1,836)         1,199
                                             ------------  ------------   -------------
      Total available-for-sale .............      115,628       130,379         (14,751)       1,963        (16,714)
                                             ------------  ------------   -------------
      Total securities .....................      136,076       154,296         (18,220)       2,605        (20,825)
Interest-bearing bank balances .............        1,424         1,631            (207)          61           (268)
Federal funds sold and securities
  purchased under resale agreements ........        6,803         7,062            (259)       1,908         (2,167)
Trading account assets .....................       11,396         7,335           4,061        5,097         (1,036)
                                             ------------  ------------   -------------
      Total interest-earning assets .........    1,379,570     1,174,862         204,708      116,484         88,224

Interest Expense
Interest-bearing demand ....................       17,038        15,279           1,759        1,570            189
Savings and money market savings ...........      145,463       121,106          24,357       31,446         (7,089)
Savings certificates .......................      140,898       110,569          30,329       19,034         11,295
Large denomination certificates ............       59,476        39,954          19,522        8,718         10,804
                                             ------------  ------------   -------------
      Total interest-bearing deposits in
        domestic offices ....................     362,875       286,908          75,967       67,134          8,833
Interest-bearing deposits in foreign
  offices ...................................      63,288        24,730          38,558       10,133         28,425
                                             ------------  ------------   -------------
      Total interest-bearing deposits ......      426,163       311,638         114,525       85,711         28,814
Federal funds purchased and securities
  sold under repurchase agreements ..........      93,763        70,153          23,610       19,756          3,854
Commercial paper ...........................       27,799        18,082           9,717        5,665          4,052
Other short-term borrowed funds ............       26,912        24,101           2,811       10,170         (7,359)
                                             ------------  ------------   -------------
      Total short-term borrowed funds.......      148,474       112,336          36,138       33,933          2,205
Bank notes .................................       36,196        35,468             728        7,249         (6,521)
Other long-term debt .......................      128,923        88,797          40,126       18,340         21,786
                                             ------------  ------------   -------------
      Total long-term debt .................      165,119       124,265          40,854       26,641         14,213
                                             ------------  ------------   -------------
      Total interest-bearing liabilities ...      739,756       548,239         191,517      146,086         45,431
                                             ------------  ------------   -------------
Interest rate spread
Net yield on interest-earning assets and
  net interest income ......................  $   639,814   $   626,623   $      13,191      (30,432)        43,623
                                             ============  ============   =============

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
** Volume amounts are reported at amortized cost; excludes pretax unrealized losses of $107 million in 2000 and $47 million in 1999.

Taxable Equivalent Rate/Volume Analysis -- Nine Months*              Table 8
--------------------------------------------------------------------------------

                                               Average Volume          Average Rate
                                            -------------------    -----------------
                                                2000       1999       2000      1999
                                            --------    -------    -------      ----
Interest Income                                            (Millions)
Loans:
  Commercial ............................... $17,325    $15,426       8.43      7.04
  Tax-exempt ...............................     670        838       9.36      9.12
                                            --------   --------
    Total commercial .......................  17,995     16,264       8.47      7.15
  Direct retail ............................   1,207      1,069       8.83      8.68
  Indirect retail ..........................   3,927      3,411       8.17      7.91
  Credit card ..............................   4,620      5,222      14.23     13.36
  Other revolving credit ...................     735        572      11.62     10.85
                                            --------   --------
    Total retail ...........................  10,489     10,274      11.16     10.92
  Construction .............................   2,774      2,167       9.48      8.40
  Commercial mortgages .....................   8,288      7,220       8.53      8.05
  Residential mortgages ....................   8,307      7,360       8.00      7.80
                                            --------   --------
    Total real estate ......................  19,369     16,747       8.44      7.99
  Lease financing ..........................   2,680      2,190       9.01     11.50
  Foreign ..................................   1,284      1,286       7.77      6.44
                                            --------   --------
    Total loans ............................  51,817     46,761       9.01      8.46
Securities:
  Held-to-maturity:
    U.S. Government and agency .............     451        603       6.36      6.15
    Mortgage-backed ........................     392        514       8.10      8.24
    State and municipal ....................     215        163       9.38     10.00
    Other ..................................      31         62       6.88      6.72
                                            --------   --------
      Total held-to-maturity ...............   1,089      1,342       7.60      7.44
  Available-for-sale:**
    U.S. Government and agency .............   2,849      3,441       6.48      6.39
    Mortgage-backed ........................   3,749      4,099       6.50      6.36
    Other ..................................     655        567       6.51      7.15
                                            --------   --------
      Total available-for-sale .............   7,253      8,107       6.50      6.43
                                            --------   --------
      Total securities .....................   8,342      9,449       6.64      6.57
Interest-bearing bank balances .............     103        112       5.63      6.20
Federal funds sold and securities
  purchased under resale agreements ........     457        580       6.16      4.91
Trading account assets .....................     667        763       6.56      3.70
                                            --------   --------
      Total interest-earning assets ........ $61,386    $57,665       8.64      8.05
                                            ========   ========
Interest Expense
Interest-bearing demand .................... $ 4,889    $ 4,658       1.43      1.21
Savings and money market savings ...........  13,011     13,295       4.27      3.53
Savings certificates .......................   9,252      8,762       5.59      5.11
Large denomination certificates ............   4,018      3,281       5.90      5.16
                                            --------   --------
      Total interest-bearing deposits in
        domestic offices ...................  31,170     29,996       4.42      3.81
Interest-bearing deposits in foreign
  offices ..................................   3,941      2,066       6.02      4.70
                                            --------   --------
      Total interest-bearing deposits ......  35,111     32,062       4.60      3.87
Federal funds purchased and securities
  sold under repurchase agreements .........   5,810      5,950       5.84      4.56
Commercial paper ...........................   1,689      1,457       5.82      4.59
Other short-term borrowed funds ............   1,355      1,847       7.54      5.41
                                            --------   --------
      Total short-term borrowed funds.......   8,854      9,254       6.09      4.74
Bank notes .................................   2,101      2,614       6.42      5.55
Other long-term debt .......................   6,711      5,455       6.69      5.79
                                            --------   --------
      Total long-term debt .................   8,812      8,069       6.63      5.71
                                            --------   --------
      Total interest-bearing liabilities ... $52,777    $49,385       5.19      4.33
                                            ========   ========   --------     -----
Interest rate spread                                                  3.45      3.72
                                                                  ========     =====
Net yield on interest-earning assets and
  net interest income ......................                          4.17      4.34
                                                                  ========     =====
                                                                                                Variance
                                                       Interest                              Attributable to
                                             ---------------------------                 ----------------------
                                                    2000          1999      Variance           Rate      Volume
                                             -----------   -----------    -------------  ----------   ---------
Interest Income                                                            (Thousands)
Loans:
  Commercial ...............................  $1,093,707    $  812,194    $     281,513   $ 173,584   $ 107,929
  Tax-exempt ...............................      46,912        57,124          (10,212)      1,465     (11,677)
                                             -----------   -----------    -------------
    Total commercial .......................   1,140,619       869,318          271,301     172,165      99,136
  Direct retail ............................      79,812        69,398           10,414       1,252       9,162
  Indirect retail ..........................     240,188       201,804           38,384       6,848      31,536
  Credit card ..............................     492,196       521,904          (29,708)     32,677     (62,385)
  Other revolving credit ...................      63,891        46,460           17,431       3,474      13,957
                                             -----------   -----------    -------------
    Total retail ...........................     876,087       839,566           36,521      18,431      18,090
  Construction .............................     196,844       136,178           60,666      19,003      41,663
  Commercial mortgages .....................     529,197       434,547           94,650      27,285      67,365
  Residential mortgages ....................     497,742       429,583           68,159      11,293      56,866
                                             -----------   -----------    -------------
    Total real estate ......................   1,223,783     1,000,308          223,475      59,440     164,035
  Lease financing ..........................     180,840       188,283           (7,443)    (45,055)     37,612
  Foreign ..................................      74,721        61,925           12,796      12,883         (87)
                                             -----------   -----------    -------------
    Total loans ............................   3,496,050     2,959,400          536,650     201,621     335,029
Securities:
  Held-to-maturity:
    U.S. Government and agency .............      21,468        27,758           (6,290)        925      (7,215)
    Mortgage-backed ........................      23,786        31,669           (7,883)       (543)     (7,340)
    State and municipal ....................      15,064        12,154            2,910        (793)      3,703
    Other ..................................       1,573         3,115           (1,542)         70      (1,612)
                                             -----------   -----------    -------------
      Total held-to-maturity ...............      61,891        74,696          (12,805)      1,507     (14,312)
  Available-for-sale:**
    U.S. Government and agency .............     138,323       164,569          (26,246)      2,321     (28,567)
    Mortgage-backed ........................     182,482       195,068          (12,586)      4,248     (16,834)
    Other ..................................      31,931        30,361            1,570      (2,877)      4,447
                                             -----------   -----------    -------------
      Total available-for-sale .............     352,736       389,998          (37,262)      3,934     (41,196)
                                             -----------   -----------    -------------
      Total securities .....................     414,627       464,694          (50,067)      4,565     (54,632)
Interest-bearing bank balances .............       4,347         5,215             (868)       (454)       (414)
Federal funds sold and securities                 21,091        21,293             (202)      4,830      (5,032)
  purchased under resale agreements ........
Trading account assets .....................      32,778        21,095           11,683      14,600      (2,917)
                                             -----------   -----------    -------------
      Total interest-earning assets ........   3,968,893     3,471,697          497,196     263,814     233,382

Interest Expense
Interest-bearing demand ....................      52,263        41,995           10,268       8,088       2,180
Savings and money market savings ...........     415,689       351,129           64,560      72,175      (7,615)
Savings certificates .......................     387,163       334,944           52,219      32,703      19,516
Large denomination certificates ............     177,436       126,672           50,764      19,745      31,019
                                             -----------   -----------    -------------
      Total interest-bearing deposits in
        domestic offices ...................   1,032,551       854,740          177,811     143,123      34,688
Interest-bearing deposits in foreign
  offices ..................................     177,518        72,689          104,829      24,640      80,189

      Total interest-bearing deposits ......   1,210,069       927,429          282,640     188,473      94,167
Federal funds purchased and securities
  sold under repurchase agreements .........     253,862       203,147           50,715      55,613      (4,898)
Commercial paper ...........................      73,598        49,997           23,601      14,814       8,787
Other short-term borrowed funds ............      76,537        74,663            1,874      24,859     (22,985)
                                             -----------   -----------    -------------
      Total short-term borrowed funds.......     403,997       327,807           76,190      90,838     (14,648)
Bank notes .................................     101,027       108,522           (7,495)     15,626     (23,121)
Other long-term debt .......................     336,253       236,393           99,860      40,188      59,672
                                             -----------   -----------    -------------
      Total long-term debt .................     437,280       344,915           92,365      58,611      33,754
                                             -----------   -----------    -------------
      Total interest-bearing liabilities ...   2,051,346     1,600,151          451,195     335,189     116,006
                                             -----------   -----------    -------------
Interest rate spread
Net yield on interest-earning assets and
  net interest income ......................  $1,917,547    $1,871,546    $      46,001     (72,953)    118,954
                                             ===========   ===========    =============

* Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate in proportion to the relationship of the absolute dollar amount of the change in each.
** Volume amounts are reported at amortized cost; excludes pretax unrealized losses of $138 million in 2000 and unrealized gains of $46 million in 1999.

Consolidated Financial Results

Net Interest Income

Wachovia's taxable equivalent net interest income rose $13 million or 2.1 percent from the third quarter of 1999 to $640 million. Year-to-date net interest income increased $46 million from the same period a year ago. During the second quarter, the Federal Reserve continued to take action to slow the economy with a 50 basis point rate increase on May 16 that followed five 25 basis point increases from July 1999 through the end of the first quarter. Although the Federal Reserve took no further action on rates since May 16, third quarter results reflected the full effect of the earlier rate adjustments. Upon each action by the Federal Reserve, Wachovia raised its prime lending rate to keep pace with the rise in funding costs. For third quarter 2000, Wachovia's average prime lending rate and the average federal funds rate were 9.50 percent and 6.52 percent, respectively, compared with 8.10 percent and 5.09 percent, respectively, a year ago.

Wachovia's net yield on interest-earning assets was 4.09 percent compared with
4.29 percent reported for the third quarter of 1999. For the nine-month period, the net yield on interest-earning assets was 4.17 percent compared with 4.34 percent a year ago. Several factors contributed to the lower net yield on interest earning assets including credit card securitization transactions and the reversal of accrued interest on loans transferred to non accrual status. Loan growth continued to outpace growth in core deposits leading to greater use of wholesale sources to fund loan demand. Although this contributed positively to net interest income, it had a slightly dilutive effect on the net yield on interest-earning assets. Competitive pressures, primarily in the consumer (excluding credit card) and real estate loan categories where most of the growth occurred, kept pricing for new loans from including the full impact of the Federal Reserve's rate increases. Competition for deposits also resulted in narrowing spreads on new certificates of deposit.


Managed Credit Card Data                                             Table 9
--------------------------------------------------------------------------------
$ in thousands

                                                     2000                               1999                 Nine Months Ended
                                     ----------------------------------------- ------------------------         September 30
                                           Third         Second         First      Fourth         Third   ------------------------
                                         Quarter        Quarter       Quarter     Quarter       Quarter          2000         1999
                                     -----------    -----------   -----------  ----------   -----------   -----------  -----------
Average credit card loans .......... $ 8,012,939   $ 8,135,853   $ 7,771,010  $ 6,397,350   $ 6,343,811   $ 7,973,412  $ 6,367,035
Period-end loans ...................   7,981,510     8,085,573     8,256,409    6,632,439     6,371,927     7,981,510    6,371,927
Net loan losses ....................      99,146       100,207        87,040       57,720        59,261       286,345      199,456
Annualized net loan losses to
 average loans .....................        4.95%         4.93%         4.48%        3.61%         3.74%         4.79%        4.18%
Delinquencies (30 days or more) to
 period-end loans ..................        4.03          3.74          3.72         3.22          3.35          4.03         3.35


The average yield on interest-earning assets increased 78 basis points from the third quarter of 1999 and 59 basis points year-to-date. The rise in rates resulted in higher yields in all loan categories except lease financing. Changes in portfolio mix resulting from credit card securitization transactions completed during 1999 and 2000 subdued retail loan yields in 2000. The effect of the securitizations was most evident in comparing year-to-date yields to 1999 as the Series 1999-1 transaction, representing $896 million in receivables, occurred late in the first quarter of 1999. The Series 1999-2 transaction, representing $500 million in receivables, occurred in late third quarter 1999. At the beginning of the third quarter of 2000, Wachovia completed the 2000-1 series securitization representing $750 million in receivables. Also during the third quarter, the 1995-1 series securitization transaction began to mature which resulted in the loans returning to the balance sheet.

The average rate paid on interest-bearing liabilities increased by 112 basis points from the third quarter of 1999 and 86 basis points year-to-date from 1999. Comparisons with prior year reflect the rising rate environment that began with the Federal Reserve's actions to slow the economy in early third quarter 1999. Liability mix also contributed to the increase in the rate on interest bearing liabilities as most of the growth in the balance sheet was funded from wholesale sources. Deposit mix added to the increase in funding costs as customer preference shifted toward certificates of deposit from lower rate money market savings accounts. Interest-bearing core deposit funding increased $154 million and $437 million, respectively, compared to the third quarter and the first nine months of 1999 despite the loss of $438 million in deposits with the sale of branches in the third quarter of 2000. The acquisitions of Bank of Canton and National Bank of Commerce and the third quarter 1999 sale of branches also affected comparability of core deposits balances between periods.

For the remainder of the year, management expects the net yield on interest-earning assets to remain comparable to that reported in the third quarter. Net interest income is anticipated to grow modestly for the remainder of the year.


Net Interest Income and Average Balances                           Table 10
--------------------------------------------------------------------------------







                                                  Twelve
                                                  Months                            2000
                                                   Ended     ------------------------------------------------
                                            September 30             Third          Second              First
                                                    2000           Quarter         Quarter            Quarter
                                            ------------     -------------     -----------        -----------
Net Interest Income --
 Taxable Equivalent
 (thousands)
Interest income:
 Loans -- including fees .................. $4,558,712         $ 1,223,871     $ 1,173,755        $ 1,098,424
 Securities ...............................   564,932              136,076         141,689            136,862
 Interest-bearing bank balances ...........     6,522                1,424           1,400              1,523
 Federal funds sold and securities
  purchased under resale
  agreements ..............................    30,494                6,803           6,796              7,492
 Trading account assets ...................    43,842               11,396          11,025             10,357
                                            ----------       -------------     -----------        -----------
   Total .................................. 5,204,502          $ 1,379,570       1,334,665          1,254,658
Interest expense:
 Interest-bearing demand ..................    68,702               17,038          17,379             17,846
 Savings and money market
  savings .................................   542,117              145,463         139,095            131,131
 Savings certificates .....................   499,802              140,898         128,528            117,737
 Large denomination certificates ..........   223,303               59,476          61,816             56,144
 Interest-bearing deposits in foreign
  offices .................................   213,911               63,288          62,308             51,922
 Short-term borrowed funds ................   533,351              148,474         132,206            123,317
 Long-term debt ...........................   566,743              165,119         144,397            127,764
                                            ----------       -------------     -----------        -----------
   Total .................................. 2,647,929              739,756         685,729            625,861
                                            ----------       -------------     -----------        -----------
Net interest income .......................$2,556,573          $   639,814     $   648,936        $   628,797
                                            ==========       =============     ===========        ===========
Annualized net yield on interest-
 earning assets ...........................      4.20%                4.09%           4.22%              4.20%
Average Balances
  (millions)
Assets:
 Loans -- net of unearned income........... $  51,007          $    52,758     $    52,133        $    50,550
 Securities ...............................     8,511                8,224           8,407              8,395
 Interest-bearing bank balances ...........       111                  104             108                 97
 Federal funds sold and securities
  purchased under resale
  agreements ..............................       513                  403             444                525
 Trading account assets ...................       758                  690             689                623
                                            ----------       -------------     -----------        -----------
   Total interest-earning assets ..........    60,900               62,179          61,781             60,190
 Cash and due from banks ..................     3,121                3,023           2,946              2,981
 Premises and equipment ...................       938                  920             931                945
 Other assets .............................     4,264                4,485           4,565              4,355
 Unrealized (losses) gains on
  securities available-for-sale ...........      (120)                (107)           (159)              (149)
 Allowance for loan losses ................      (626)                (791)           (598)              (567)
                                            ----------       -------------     -----------        -----------
   Total assets ........................... $  68,477          $    69,709     $    69,466        $    67,755
                                            ==========       =============     ===========        ===========
Liabilities and shareholders' equity:
 Interest-bearing demand .................. $   4,719          $     4,676     $     4,793        $     4,755
 Savings and money market
  savings .................................    13,237               12,814          13,305             13,363
 Savings certificates .....................     9,132                9,543           9,243              8,966
 Large denomination certificates ..........     3,869                3,831           4,198              4,025
 Interest-bearing deposits in foreign
  offices .................................     3,650                3,936           4,124              3,764
 Short-term borrowed funds ................     9,101                9,019           8,621              8,920
 Long-term debt ...........................     8,690                9,498           8,851              8,081
                                            ----------       -------------     -----------        -----------
   Total interest-bearing
    liabilities ...........................    52,398               53,317          53,135             51,874
 Demand deposits ..........................     8,373                8,474           8,373              8,319
 Other liabilities ........................     1,949                1,966           2,125              1,874
 Shareholders' equity .....................     5,757                5,952           5,833              5,688
                                            ----------       -------------     -----------        -----------
   Total liabilities and
    shareholders' equity .................. $  68,477          $    69,709     $    69,466        $    67,755
                                            ==========       =============     ===========        ===========
Total deposits ............................ $  42,979          $    43,274     $    44,036        $    43,192


                                                         1999                     Nine Months Ended
                                              ---------------------------           September 30
                                                   Fourth           Third     ---------------------------
                                                  Quarter         Quarter            2000            1999
                                              -----------     -----------     -----------     -----------
Net Interest Income --
 Taxable Equivalent
 (thousands)
Interest income:
 Loans -- including fees ..................   $ 1,062,662     $ 1,004,538     $ 3,496,050     $ 2,959,400
 Securities ...............................       150,305         154,296         414,627         464,694
 Interest-bearing bank balances ...........         2,175           1,631           4,347           5,215
 Federal funds sold and securities
  purchased under resale
  agreements ..............................         9,403           7,062          21,091          21,293
 Trading account assets ...................        11,064           7,335          32,778          21,095
                                            -------------     -----------   -------------     -----------
   Total ..................................     1,235,609       1,174,862       3,968,893       3,471,697
Interest expense:
 Interest-bearing demand ..................        16,439          15,279          52,263          41,995
 Savings and money market
  savings .................................       126,428         121,106         415,689         351,129
 Savings certificates .....................       112,639         110,569         387,163         334,944
 Large denomination certificates ..........        45,867          39,954         177,436         126,672
 Interest-bearing deposits in foreign
  offices .................................        36,393          24,730         177,518          72,689
 Short-term borrowed funds ................       129,354         112,336         403,997         327,807
 Long-term debt ...........................       129,463         124,265         437,280         344,915
                                            -------------     -----------   -------------     -----------
   Total ..................................       596,583         548,239       2,051,346       1,600,151
                                            -------------     -----------   -------------     -----------
Net interest income .......................   $   639,026     $   626,623     $ 1,917,547     $ 1,871,546
                                            =============     ===========   =============     ===========
Annualized net yield on interest-
 earning assets ...........................          4.26%           4.29%           4.17%           4.34%
Average Balances
  (millions)
Assets:
 Loans -- net of unearned income...........   $    48,593     $    47,003     $    51,817     $    46,761
 Securities ...............................         9,016           9,461           8,342           9,449
 Interest-bearing bank balances ...........           136             124             103             112
 Federal funds sold and securities
  purchased under resale
  agreements ..............................           681             550             457             580
 Trading account assets ...................         1,027             790             667             763
                                            -------------     -----------   -------------     -----------
   Total interest-earning assets ..........        59,453          57,928          61,386          57,665
 Cash and due from banks ..................         3,532           2,888           2,984           2,978
 Premises and equipment ...................           955             962             932             948
 Other assets .............................         3,653           3,632           4,468           3,797
 Unrealized (losses) gains on
  securities available-for-sale ...........           (65)            (47)           (138)             46
 Allowance for loan losses ................          (546)           (548)           (653)           (540)
                                            -------------     -----------   -------------     -----------
   Total assets ...........................   $    66,982     $    64,815     $    68,979     $    64,894
                                            =============     ===========   =============     ===========
Liabilities and shareholders' equity:
 Interest-bearing demand ..................   $     4,653     $     4,617     $     4,889     $     4,658
 Savings and money market
  savings .................................        13,470          13,566          13,011          13,295
 Savings certificates .....................         8,774           8,696           9,252           8,762
 Large denomination certificates ..........         3,428           3,076           4,018           3,281
 Interest-bearing deposits in foreign
  offices .................................         2,782           2,041           3,941           2,066
 Short-term borrowed funds ................         9,836           8,848           8,854           9,254
 Long-term debt ...........................         8,327           8,571           8,812           8,069
                                            -------------     -----------   -------------     -----------
   Total interest-bearing
    liabilities ...........................        51,270          49,415          52,777          49,385
 Demand deposits ..........................         8,326           8,368           8,389           8,232
 Other liabilities ........................         1,831           1,641           1,989           1,889
 Shareholders' equity .....................         5,555           5,391           5,824           5,388
                                            -------------     -----------   -------------     -----------
   Total liabilities and
    shareholders' equity ..................   $    66,982     $    64,815     $    68,979     $    64,894
                                            =============     ===========   =============     ===========
Total deposits ............................   $    41,433     $    40,364     $    43,500     $    40,294

Related Balance Sheet Analysis

Loan growth continued through the third quarter of 2000 mostly in the real estate categories. Demand remained strong although Management's view of rising risk in the lending environment led to more caution and selectivity in taking on new business. Adjusting for acquisitions and securitization transactions, loan growth was approximately 13 percent and 11 percent, respectively, year over year in comparing the third quarter and the first nine months. In comparison with the fourth quarter of 1999, average loan volume, excluding acquisitions, grew approximately $4 billion. Economic conditions in Wachovia's five state primary lending area, as well as nationally have been good, but showed continued evidence of slowing. For the remainder of the year, management expects loan growth to continue at a slower rate.


Period-End Loans by Category                                       Table 11
--------------------------------------------------------------------------------
(thousands)

                                     Sep. 30        Jun. 30        Mar. 31        Dec. 31        Sep. 30
                                        2000           2000           2000           1999           1999
                                 -----------    -----------    -----------    -----------    -----------
Commercial ..................... $18,005,046    $17,823,579    $17,160,717    $17,042,740    $16,166,045
Tax-exempt .....................     657,441        668,953        673,634        690,053        757,601
                                 -----------    -----------    -----------    -----------    -----------
    Total commercial ...........  18,662,487     18,492,532     17,834,351     17,732,793     16,923,646
Direct retail ..................   1,286,724      1,270,661      1,160,287      1,063,619      1,053,909
Indirect retail ................   4,159,669      3,985,073      3,856,229      3,740,683      3,616,862
Credit card ....................   4,167,158      4,690,595      4,860,455      4,736,485      4,475,973
Other revolving credit .........     787,515        761,049        715,317        667,149        620,342
                                 -----------    -----------    -----------    -----------    -----------
    Total retail ...............  10,401,066     10,707,378     10,592,288     10,207,936      9,767,086
Construction ...................   3,206,898      2,960,285      2,577,621      2,311,362      2,235,387
Commercial mortgages ...........   8,893,611      8,423,985      8,164,304      7,754,206      7,550,770
Residential mortgages ..........   8,987,962      8,558,292      7,994,283      7,756,983      7,498,541
                                 -----------    -----------    -----------    -----------    -----------
    Total real estate ..........  21,088,471     19,942,562     18,736,208     17,822,551     17,284,698
Lease financing ................   2,777,382      2,701,108      2,696,605      2,597,271      2,453,749
Foreign ........................   1,295,778      1,308,777      1,265,864      1,260,674      1,195,842
                                 -----------    -----------    -----------    -----------    -----------
    Total loans ................ $54,225,184    $53,152,357    $51,125,316    $49,621,225    $47,625,021
                                 ===========    ===========    ===========    ===========    ===========

Average balances of securities for the third quarter of 2000 declined in comparison to both the third and fourth quarters of 1999. During 1999, Wachovia allowed portfolio attrition to fund a portion of the loan growth. During the first nine months of 2000, maturing securities were replaced to maintain the portfolio at a relatively constant level.


Securities                                                         Table 12
--------------------------------------------------------------------------------
September 30, 2000 (thousands)



Securities available-for-sale at fair value:
 U.S. Government and agency ................  $2,738,954
 Mortgage-backed ...........................   3,848,199
 Other .....................................     593,626
                                              ----------
    Total available-for-sale ...............   7,180,779
Securities held-to-maturity:
 U.S. Government and agency ................     465,773
 Mortgage-backed ...........................     352,152
 State and municipal .......................     221,255
 Other .....................................      14,103
                                              ----------
    Total held-to-maturity .................   1,053,283
                                              ----------
    Total securities .......................  $8,234,062
                                              ==========

The increase in other assets from the third and fourth quarters of 1999 is primarily the result of increased intangible assets resulting from acquisitions.

Excluding the effects of acquisitions and branch sales in both the third quarters of 2000 and 1999, average interest-bearing core deposits held steady compared with the third and fourth quarters of 1999. Bank of Canton and National Bank of Commerce added approximately $275 million and approximately $80 million, respectively, to third quarter 2000 average balances. The mix of interest bearing core deposits shifted more to savings certificates in the third quarter 2000 compared with the same period a year ago due to certificate of deposit promotions and a shift in customer preference.

Wachovia utilizes a wide variety of wholesale funding sources including large denomination certificates of deposit, foreign deposits, repurchase agreements, federal funds, Federal Home Loan Bank advances, bank notes and senior and subordinated debt to fund the balance sheet. The mix and characteristics of wholesale funding are determined based on interest rate risk management, liquidity needs and available pricing. Subordinated debt is used for capital management purposes since it qualifies for inclusion in Tier II capital for risk based capital purposes. Several large debt transactions affect comparability of both period-end and average balances between reported periods. During 1999, Wachovia issued $1 billion in senior and subordinated debt. On March 31, 2000, Wachovia issued $300 million in subordinated debt that replaced $300 million in subordinated debt that matured on December 15, 1999. On July 6, 2000, Wachovia issued $550 million in senior debt securities followed by $300 million in subordinated securities issued by Wachovia Bank on July 24, 2000. On October 4, 2000, Wachovia issued $300 million in fixed rate senior securities.


Liquidity Management

Wachovia manages liquidity at both the parent and subsidiary levels through active management of the balance sheet. Parent company liquidity comes from short-term investments that can be sold immediately, the ability to issue debt and equity securities, and from dividends and interest income from subsidiaries. At September 30, 2000, Wachovia Corporation had $1.704 billion in interest-bearing balances with Wachovia Bank, N.A. ("Wachovia Bank"), and $1.050 billion available for issuance as senior or subordinate debt securities under existing shelf registrations filed with the Securities and Exchange Commission. At October 1, 2000, $780 million was available from Wachovia Bank to pay dividends to Wachovia Corporation without prior regulatory approval. As a back-up liquidity facility for commercial paper, Wachovia has $490 million in lines of credit from unaffiliated banks. No borrowings have occurred under these lines.

Wachovia Corporation's senior notes are rated Aa3 by Moody's, AA- by Fitch and AA- by Standard & Poor's, and its subordinated notes are rated A1 by Moody's, A+ by Fitch and A+ by Standard & Poor's. The subordinated debt securities qualify for inclusion in Tier II capital under risk-based capital guidelines. Capital securities, also classified as part of other long-term debt, totaled $997 million at September 30, 2000. The capital securities are rated aa3 by Moody's, A+ by Fitch and A by Standard & Poor's and qualify as Tier I capital under risk-based capital guidelines.

Through its global bank note program, Wachovia Bank is authorized to issue up to $21.557 billion of bank notes. The global bank note program consists of issuances with original maturities beginning at seven days. Bank notes with original maturities of one year or less are included in other short-term borrowed funds, and bank notes with original maturities greater than one year are considered medium-term in nature and are classified as long-term debt. Under the existing offering circular, Wachovia Bank can have outstanding up to $10 billion of notes at any one time with original maturities from 7 to 270 days. Wachovia Bank may issue up to an aggregate of $8 billion of notes with maturities of more than 270 days. At September 30, 2000, Wachovia Bank had approximately $6.6 billion of the notes with maturities of more than 270 days available under the existing authorization. Short-term bank notes outstanding as of September 30, 2000 were $851 million, with an average cost of 6.56 percent and an average maturity of one month. Medium-term bank notes were $2.029 billion on the same date, with an average cost of 6.52 percent and an average maturity of 4.7 years. Short-term issues under the global bank note program are rated P-1 by Moody's, F1+ by Fitch and A-1+ by Standard & Poor's, while medium-term issues are rated Aa2 by Moody's, AA- by Fitch and AA by Standard & Poor's.

On October 6, 2000, Moody's placed Wachovia Corporation's and Wachovia Bank's ratings on review for possible downgrade. All long-term ratings were placed under review. Wachovia's short-term rating of P-1 was confirmed.

Allowance for Loan Losses                                          Table 13
--------------------------------------------------------------------------------
(thousands)

                                                                2000
                                                --------------------------------------
                                                     Third        Second         First
                                                   Quarter       Quarter       Quarter
                                                ----------     ---------     ---------
Summary of Transactions
Balance at beginning of period ................   $799,351     $ 595,655     $ 554,810
Additions from acquisitions ...................       ----         3,289        40,504
Provision for loan losses .....................    123,956       273,365        73,666
Deduct net loan losses:
 Loans charged off:
  Commercial ..................................     70,573        14,991        11,280
  Credit card .................................     57,099        62,469        62,883
  Other revolving credit ......................      2,819         2,219         2,379
  Other retail ................................      8,437         8,124         9,875
  Real estate .................................        887         1,612         1,220
  Lease financing .............................        226           404           568
  Foreign .....................................       ----          ----          ----
                                                ----------     ---------     ---------
   Total ......................................    140,041        89,819        88,205
 Recoveries:
  Commercial ..................................      1,673           583           621
  Credit card .................................     10,446        12,096        10,129
  Other revolving credit ......................        480           641           647
  Other retail ................................      2,441         3,018         2,566
  Real estate .................................      1,033           402           786
  Lease financing .............................        122           121           131
  Foreign .....................................       ----          ----          ----
                                                ----------     ---------     ---------
   Total ......................................     16,195        16,861        14,880
                                                ----------     ---------     ---------
 Net loan losses ..............................    123,846        72,958        73,325
                                                ----------     ---------     ---------
Balance at end of period ......................   $799,461     $ 799,351     $ 595,655
                                                ==========     =========     =========
Net Loan Losses (Recoveries) by Category
Commercial ....................................   $ 68,900     $  14,408     $  10,659
Credit card ...................................     46,653        50,373        52,754
Other revolving credit ........................      2,339         1,578         1,732
Other retail ..................................      5,996         5,106         7,309
Real estate ...................................       (146)        1,210           434
Lease financing ...............................        104           283           437
Foreign .......................................       ----          ----          ----
                                                ----------     ---------     ---------
   Total ......................................   $123,846     $  72,958     $  73,325
                                                ==========     =========     =========
Net loan losses -- excluding credit cards .....   $ 77,193     $  22,585     $  20,571
Annualized Net Loan Losses (Recoveries)
 to Average Loans by Category
Commercial ....................................       1.54%          .32%          .24%
Credit card ...................................       4.40          4.25          4.32
Other revolving credit ........................       1.21           .85          1.00
Other retail ..................................        .45           .40           .60
Real estate ...................................       ----           .03           .01
Lease financing ...............................        .02           .04           .07
Foreign .......................................       ----          ----          ----
Total loans ...................................        .94           .56           .58
Total loans -- excluding credit cards .........        .64           .19           .18
Period-end allowance to outstanding loans .....       1.47          1.50          1.17


                                                           1999                Nine Months Ended
                                                -------------------------         September 30
                                                     Fourth         Third   -------------------------
                                                    Quarter       Quarter          2000          1999
                                                -----------     ---------   -----------     ---------
Summary of Transactions
Balance at beginning of period ................   $ 553,894     $ 548,540     $ 554,810     $ 547,992
Additions from acquisitions ...................        ----          ----        43,793            39
Provision for loan losses .....................      66,174        76,770       470,987       231,931
Deduct net loan losses:
 Loans charged off:
  Commercial ..................................      17,805        15,509        96,844        28,963
  Credit card .................................      49,478        54,925       182,451       198,638
  Other revolving credit ......................       1,332         2,305         7,417         8,320
  Other retail ................................       8,905         8,561        26,436        25,359
  Real estate .................................       2,632         4,005         3,719         6,890
  Lease financing .............................         908           855         1,198         2,032
  Foreign .....................................        ----          ----          ----          ----
                                                -----------     ---------   -----------     ---------
   Total ......................................      81,060        86,160       318,065       270,202
 Recoveries:
  Commercial ..................................       2,400         1,018         2,877         4,641
  Credit card .................................       8,152         8,967        32,671        24,630
  Other revolving credit ......................         610           774         1,768         2,309
  Other retail ................................       2,886         2,674         8,025         8,205
  Real estate .................................       1,627         1,124         2,221         3,809
  Lease financing .............................         127           187           374           540
  Foreign .....................................        ----          ----          ----          ----
                                                -----------     ---------   -----------     ---------
   Total ......................................      15,802        14,744        47,936        44,134
                                                -----------     ---------   -----------     ---------
 Net loan losses ..............................      65,258        71,416       270,129       226,068
                                                -----------     ---------   -----------     ---------
Balance at end of period ......................   $ 554,810     $ 553,894     $ 799,461     $ 553,894
                                                ===========     =========   ===========     =========
Net Loan Losses (Recoveries) by Category
Commercial ....................................   $  15,405     $  14,491     $  93,967     $  24,322
Credit card ...................................      41,326        45,958       149,780       174,008
Other revolving credit ........................         722         1,531         5,649         6,011
Other retail ..................................       6,019         5,887        18,411        17,154
Real estate ...................................       1,005         2,881         1,498         3,081
Lease financing ...............................         781           668           824         1,492
Foreign .......................................        ----          ----          ----          ----
                                                -----------     ---------   -----------     ---------
   Total ......................................   $  65,258     $  71,416     $ 270,129     $ 226,068
                                                ===========     =========   ===========     =========
Net loan losses -- excluding credit cards .....   $  23,932     $  25,458     $ 120,349     $  52,060
Annualized Net Loan Losses (Recoveries)
 to Average Loans by Category
Commercial ....................................         .35%          .36%          .70%          .20%
Credit card ...................................        3.67          3.76          4.32          4.44
Other revolving credit ........................         .45          1.02          1.03          1.40
Other retail ..................................         .51           .51           .48           .51
Real estate ...................................         .02           .07           .01           .02
Lease financing ...............................         .13           .11           .04           .09
Foreign .......................................        ----          ----          ----          ----
Total loans ...................................         .54           .61           .70           .64
Total loans -- excluding credit cards .........         .22           .24           .34           .17
Period-end allowance to outstanding loans .....        1.12          1.16          1.47          1.16

Allowance for Loan Losses

Wachovia's allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio as of the date of the financial statements. At September 30, 2000, the allowance for loan losses was $799 million or 1.47 percent of outstanding loans compared with $555 million or 1.12 percent and $554 million or 1.16 percent at December 31, 1999 and September 30, 1999, respectively. The allowance for loan losses varied over the periods presented as a result of changes in the portfolio's risk profile. The increase in the allowance at September 30, 2000 was due to a rise in the level of nonperforming loans and management's view that rising interest rates and the slowing economy had affected corporate borrowers' ability to service debt.

While commercial loan losses and nonperformings have risen from the third and fourth quarters of 1999, the impact on the allowance for loan losses has been partially offset by changes in portfolio mix. At September 30, 2000, commercial loans accounted for 34.4 percent of the loan portfolio compared with 35.7 percent and 35.5 percent at December 31, 1999 and

September 30, 1999, respectively. Credit card loans, which carry the highest historical charge off rates, represented 7.7 percent of the loan portfolio at September 30, 2000 compared with 9.5 percent and 9.4 percent at December 31, 1999 and September 30, 1999, respectively. Credit card balances declined in proportion to the rest of portfolio as a result of asset securitizations and robust growth in other loan categories. Real estate loans, which historically have experienced the most favorable charge off rates accounted for 38.9 percent of the loan portfolio at September 30, 2000, up from 35.9 percent and 36.3 percent at December 31, 1999 and September 30, 1999, respectively.

The provision for loan losses charged to earnings was an amount sufficient to position the allowance for loan losses at the appropriate level as described above. For the third quarter and the first nine months of 2000, the provision for loan losses was $124 million and $471 million, respectively, compared with $77 million and $232 million for the same periods of 1999. The increase in the provision reflected deterioration in some commercial credits as evidenced in the increase in nonperforming loans. External indicators in the market, such as rising default rates, several high profile bankruptcies, the significant increase in credit rating downgrades versus upgrades and widening credit spreads also suggest that deterioration in the credit cycle is developing. These factors led to management's conclusion that the historical loss rates used in determining the adequacy of the allowance for loan loss did not reflect the risk in the portfolio and therefore did not accurately measure losses inherent in the portfolio. Management's views were further supported by downward migration in credit quality ratings and a resulting increase in the number of loans appearing on Wachovia's internal watch list during the second quarter. The watch list began to show some stability during the third quarter with the exception of some downward migration within categories and the rise in nonperforming loans.

Management is closely monitoring the loan portfolio while paying particular attention to changing business and economic conditions. Appropriate actions will be taken if and when the circumstances dictate. Provision expense levels for the remainder of the year will be affected by changing conditions in the market and the resulting impact on Wachovia's customers. Provision expense for the fourth quarter is expected to be down from the third quarter but higher than the historical run rate.

Nonperforming assets increased $238 million from December 31, 1999 to $462 million at September 30, 2000. The rise in nonperforming loans resulted primarily from a few high profile bankruptcies involving multibank credits. These loans had been monitored on Wachovia's internal watch list prior to nonperforming classification. At Wachovia, multibank credits are subject to the same underwriting standards and credit review as other corporate loans. The slowing economy and rising rates have pressured large corporate customers that may have expanded aggressively. In some cases, the speed with which corporate borrowers are filing bankruptcy, even though their liquidity and net worth are positive, has accelerated as a result of changing corporate strategies and external events. Any loss expected on the corporate nonperforming loans has been specifically reserved under FAS 114 and such specific reserves were included within the total allowance for loan losses. In many cases, management anticipates that the amount of loss will be low to moderate. Outside of the large corporate loan portfolio, credit quality remained solid with no increase in nonperforming assets and delinquencies.

Looking forward, management remains watchful of credit quality issues and expects some further increase in nonperforming loans over the next few quarters. It is difficult to predict the exact magnitude and timing as much of the credit deterioration is driven by specific events that are not easily predicted.

At September 30, 2000, Wachovia's nonperforming assets represented .85 percent of total loans and foreclosed property compared with .45 percent and .50 percent at December 31, 1999 and September 30, 1999, respectively. There were no significant concentrations of loans in any one industry at September 30, 2000.

Nonperforming Assets and Contractually Past Due Loans              Table 14
--------------------------------------------------------------------------------
(thousands)

                                                              Sep. 30       Jun. 30       Mar. 31     Dec. 31         Sep. 30
                                                                 2000          2000          2000        1999            1999
                                                           ----------    ----------    ----------    --------      ----------
Nonperforming assets:
 Cash-basis assets .......................................  $444,880      $283,577      $226,176     $204,098       $214,594
 Restructured loans ......................................      ----          ----          ----        ----            ----
                                                           ----------    ----------    ----------    --------      ----------
    Total nonperforming loans ............................   444,880       283,577       226,176     204,098         214,594
 Foreclosed property:
  Foreclosed real estate .................................    12,794        12,946        17,665      19,759          24,540
  Less valuation allowance ...............................     2,429         2,867         4,077       5,941           7,456
  Other foreclosed assets ................................     6,501         5,060         6,343       5,874           6,602
                                                           ----------    ----------    ----------    --------      ----------
    Total foreclosed property ............................    16,866        15,139        19,931      19,692          23,686
                                                           ----------    ----------    ----------    --------      ----------
    Total nonperforming assets ...........................  $461,746      $298,716      $246,107     $223,790       $238,280
                                                           ==========    ==========    ==========    ========      ==========
 Nonperforming loans to period-end loans .................       .82%          .53%          .44%        .41%            .45%
 Nonperforming assets to period-end loans
  and foreclosed property ................................       .85           .56           .48         .45             .50
 Period-end allowance for loan losses times
  nonperforming loans ....................................      1.80x         2.82x         2.63x       2.72x           2.58x
 Period-end allowance for loan losses times
  nonperforming assets ...................................      1.73          2.68          2.42        2.48            2.32
Contractually past due loans -- accruing loans past due
 90 days or more .........................................  $123,079      $127,218      $126,318     $97,642        $106,755
                                                           ==========    ==========    ==========    ========      ==========

Noninterest Income                                                 Table 15
--------------------------------------------------------------------------------
(thousands)

                                                                   2000
                                                    ----------------------------------
                                                        Third      Second       First
                                                      Quarter     Quarter     Quarter
                                                    ---------    --------    --------
Service charges on deposit accounts ...............  $106,765    $104,380    $100,811
Fees for trust services ...........................    56,636      54,189      51,234
Credit card income -- net of interchange
 payments .........................................    82,337      71,463      71,182
Investment fees ...................................    80,065      81,439      96,770
Capital markets income ............................    40,092      45,014      44,786
Electronic banking ................................    26,254      26,153      23,396
Mortgage fees .....................................     7,373       5,921       5,001
Bankers' acceptance and letter of credit fees .....    15,102      13,671      11,597
Other service charges and fees ....................    34,038      30,361      29,181
Other income ......................................    71,328      37,708      36,841
                                                    ---------    --------    --------
  Total other operating revenue ...................   519,990     470,299     470,799
Securities (losses) gains .........................      (163)         59         167
                                                    ---------    --------    --------
  Total ...........................................  $519,827    $470,358    $470,966
                                                    =========    ========    ========

                                                              1999              Nine Months Ended
                                                      -------------------         September 30
                                                       Fourth       Third   -------------------------
                                                      Quarter     Quarter          2000          1999
                                                      -------    --------   -----------    ----------
Service charges on deposit accounts ...............  $ 96,642    $ 94,595    $  311,956    $  273,004
Fees for trust services ...........................    52,283      60,066       162,059       164,109
Credit card income -- net of interchange
 payments .........................................    65,046      70,786       224,982       190,197
Investment fees ...................................    78,747      69,364       258,274       156,603
Capital markets income ............................    48,965      41,914       129,892       121,806
Electronic banking ................................    24,303      23,310        75,803        64,323
Mortgage fees .....................................     5,006       7,378        18,295        28,207
Bankers' acceptance and letter of credit fees .....    12,444      11,688        40,370        33,593
Other service charges and fees ....................    26,720      19,494        93,580        53,173
Other income ......................................    29,313      34,246       145,877        85,639
                                                    ---------    --------   -----------   -----------
  Total other operating revenue ...................   439,469     432,841     1,461,088     1,170,654
Securities (losses) gains .........................        60         147            63        10,834
                                                    ---------    --------   -----------   -----------
  Total ...........................................  $439,529    $432,988    $1,461,151    $1,181,488
                                                    =========    ========   ===========   ===========

Noninterest Income

Other operating revenue, which excludes securities transactions, grew $87 million or 20.1 percent for the third quarter from a year earlier and was higher by $290 million or 24.8 percent for the first nine months. The largest portion of the growth was attributable to the strategic acquisitions of IJL, OFFITBANK and BEJS and their respective impact on investment fee income and capital markets income. Credit card securitizations and the acquired Partners First portfolio also contributed substantially. Adjusting for the effects of acquisitions and securitization transactions, operating revenue grew approximately 13 percent for the quarter and approximately 11 percent year to date. Gains from branch sales totaled $42 million and $8 million during the third quarters of 2000 and 1999, respectively.

For the remainder of the year, fee income is expected to remain in line with the third quarter, absent the gains from branch sales. Market sensitive sources such as capital markets income and investment fee income will be the key to whether the growth rate in overall fee income returns to the pace experienced last year. The outlook for the remaining fee income categories remains good.

Service charges on deposit accounts for the third quarter and year to date grew $12 million or 12.9 percent and 39 million or 14.3 percent, respectively from the same periods in 1999. Returned check charges for overdraft and insufficient funds and commercial analysis fees were the main drivers of the increase.

Credit card income for the third quarter and year to date increased $12 million or 16.3 percent and $35 million or 18.3 percent, respectively from the same periods in 1999 driven by credit card securitizations and the Partners First acquired portfolio. Exclusive of these transactions, credit card income was up approximately 5 percent for the quarter and up approximately 9 percent year to date. The increase in both periods reflected higher overlimit charges and interchange fees.

Investment fees were up for both the quarter and year to date by $11 million or
15.4 percent and $102 million or 64.9 percent, respectively from the same periods a year ago largely as a result of the expanded customer base from acquisitions. The acquisitions of OFFITBANK, which was completed late in the third quarter of 1999, and Interstate/Johnson Lane, which was completed on April 1, 1999, affected comparability between periods and accounted for most of the increase. Excluding those acquisitions, investment fees increased approximately 6 percent for the quarter and 10 percent for the first nine months from the same periods a year ago. This income is sensitive to market conditions that softened during the second and third quarters after trading activity reached record levels in the first quarter. In addition to resulting in lower levels of equity commissions, market conditions unfavorably impacted capital markets income leaving it $2 million or 4.4 percent lower than the third quarter of 1999 but up approximately 4 percent year to date excluding the effect of the acquisition of IJL. Part of the decline in capital markets income is due to lower loan syndication fees reflecting more selectivity in light of a riskier lending environment.

Electronic banking fees and bankers' acceptance and letter of credit fees experienced strong growth in comparison to prior year. For the third quarter and first nine months, electronic banking fees increased $3 million or 12.6 percent and $11 million or 17.8 percent, respectively with acquisitions having minimal impact. Debit card interchange fees accounted for substantially all of the increase reflecting a continued trend of growing consumer acceptance. Bankers' acceptance and letter of credit fees increased $3 million or 29.2 percent for the quarter and $7 million or 20.2 percent year to date compared with the same periods in 1999 reflecting strong demand for domestic letters of credit and more favorable pricing.

Other service charges and fees increased by $15 million or 74.6 percent and $40 million or 76 percent, respectively, for the third quarter and first nine months compared with the same periods in 1999. Most of the increase was in fees for servicing the securitized portion of the Partners First credit card portfolio and the assets securitized in 1999 and 2000. Excluding the effects of Partners First and other acquisitions and the securitization transactions, this revenue category remained relatively level over the comparable periods of 1999.


Noninterest Expense                                                Table 16
--------------------------------------------------------------------------------
(thousands)


                                                                  2000
                                                  ------------------------------------
                                                       Third       Second        First
                                                     Quarter      Quarter      Quarter
                                                  ----------     --------     --------
Salaries ........................................   $275,249     $282,610     $287,629
Employee benefits ...............................     50,494       52,881       56,252
                                                  ----------     --------     --------
  Total personnel expense .......................    325,743      335,491      343,881
Net occupancy expense ...........................     40,229       40,684       39,526
Equipment expense ...............................     45,274       45,908       49,195
Postage and delivery ............................     13,196       13,661       13,817
Outside data processing, programming and
 software .......................................     27,419       25,918       26,874
Stationery and supplies .........................      9,484       10,037        9,072
Advertising and sales promotion .................     16,752       16,938       16,649
Professional services ...........................     21,245       18,639       13,532
Travel and business promotion ...................      9,483       11,202        9,572
Telecommunications ..............................     15,373       15,471       14,726
Amortization of intangible assets ...............     24,330       23,906       20,797
Foreclosed property expense -- net of income.....       (349)        (220)      (2,722)
Merger-related charges* .........................     11,928        8,872        8,158
Litigation settlement charge* ...................       ----         ----       20,000
Restructuring charge* ...........................     87,944         ----         ----
Other expense ...................................     60,646       64,784       54,901
                                                  ----------     --------     --------
  Total .........................................   $708,697     $631,291     $637,978
                                                  ==========     ========     ========
Overhead ratio ..................................       61.1%        56.4%        58.0%
Overhead ratio without nonrecurring charges......       52.5         55.6         55.5


                                                            1999                  Nine Months Ended
                                                  -----------------------           September 30
                                                      Fourth        Third   ---------------------------
                                                     Quarter      Quarter           2000           1999
                                                  ----------     --------   ------------     ----------
Salaries ........................................   $276,048     $266,488     $  845,488     $  744,336
Employee benefits ...............................     48,240       50,572        159,627        151,662
                                                  ----------     --------   ------------     ----------
  Total personnel expense .......................    324,288      317,060      1,005,115        895,998
Net occupancy expense ...........................     38,486       38,955        120,439        112,796
Equipment expense ...............................     52,425       49,081        140,377        145,637
Postage and delivery ............................     13,912       13,700         40,674         41,498
Outside data processing, programming and
 software .......................................     27,370       26,385         80,211         75,403
Stationery and supplies .........................      9,270        9,262         28,593         26,669
Advertising and sales promotion .................     21,090       16,086         50,339         44,264
Professional services ...........................     23,008       18,619         53,416         51,994
Travel and business promotion ...................     10,106        9,138         30,257         23,838
Telecommunications ..............................     14,801       13,915         45,570         43,287
Amortization of intangible assets ...............     14,540       13,156         69,033         36,339
Foreclosed property expense -- net of income.....       (602)        (470)        (3,291)          (251)
Merger-related charges* .........................      5,669        5,293         28,958         13,640
Litigation settlement charge* ...................       ----         ----         20,000           ----
Restructuring charge* ...........................       ----         ----         87,944           ----
Other expense ...................................     46,255       47,012        180,331        138,895
                                                  ----------     --------   ------------     ----------
  Total .........................................   $600,618     $577,192     $1,977,966     $1,650,007
                                                  ==========     ========   ============     ==========
Overhead ratio ..................................       55.7%        54.5%          58.5%          54.2%
Overhead ratio without nonrecurring charges......       55.2         54.0           54.5           53.8

* Nonrecurring charges

Noninterest Expense

Noninterest expense rose $132 million or 22.8 percent for the quarter and $328 million or 19.9 percent for the first nine months compared to the same periods in 1999. Excluding nonrecurring expenses, noninterest expense rose $37 million or 6.5 percent for the quarter and $205 million or 12.5 percent year to date. These increases primarily resulted from the added expense base of acquired entities. Nonrecurring expenses include restructuring charges, merger-related expenses, and a litigation settlement charge. The restructuring charge recorded in the third quarter of 2000 is explained in more detail on page 29. The litigation settlement charge recorded in the first quarter of 2000 resulted from an agreement reached with the U. S. Department of Labor to settle litigation stemming from a lawsuit begun against South Carolina National Bank (a predecessor of Wachovia Bank) in May 1991. Excluding these transactions, expense control initiatives were effective in holding noninterest expense flat for the quarter and to an increase of approximately 2 percent year to date. Expenses are expected to decline for the remainder of the year as the effects of the resource realignment begin to be realized.

Total personnel expense increased $9 million or 2.7 percent for the quarter and $109 million or 12.2 percent from the comparable periods in 1999. Exclusive of acquisitions, total personnel expense was flat for the quarter and increased approximately 3 percent year to date compared with 1999. At September 30, 2000, Wachovia had 21,110 full time equivalent employees compared with 21,722 a year earlier.

Amortization of intangible assets rose from prior year levels as a result of goodwill and purchased credit card premiums added by acquisitions. The acquisition of the Partners First portfolio had the most significant impact on intangible amortization due to the shorter period over which it is being amortized.

Other expense increased $14 million or 29 percent for the quarter and $41 million or 29.8 percent for the first nine months compared with 1999. Acquisitions accounted for most of the increase with the largest component being external processing fees paid to service the acquired Partners First credit card portfolio. Aside from the impact of acquisitions, overall expenses in the remaining categories were generally level with a year ago.

Restructuring Charge

On August 28, 2000, Wachovia announced the realignment of resources that called for the elimination of 1,800 positions. The positions being eliminated were identified through a productivity review focused on improving work processes, introducing new technology, broadening spans of control and eliminating levels of management across the company. The effected positions are diversely scattered among all lines of business and at all levels throughout the organization. The staff reductions are expected to reduce annual expenses by more than $100 million beginning next quarter, mostly in salaries and employee benefits. Much of this savings will be reinvested in high growth areas such as Asset and Wealth Management and Corporate Financial Services.

As part of the restructuring plan, Wachovia will be closing its Raleigh, North Carolina operations center. Functions currently performed at that location will move to other operations centers within the Wachovia system. Wachovia also plans to close several underperforming branches over the next few quarters including 11 in store branches in Atlanta and Fayetteville, North Carolina which was announced in September 2000. The branches to be closed had a marginal contribution to financial results and the customers will continue to be served by nearby branches. The resource realignment also included exiting the municipal finance business.

Wachovia incurred an $88 million charge, pretax, in the third quarter, mostly in severance costs for the positions eliminated. The amounts expensed and paid during the third quarter are reported below.



                                      Charge to    Utilized During the          Balance at
                                       Earnings          Third Quarter  September 30, 2000
                                       --------   -------------------- -------------------
Severance and personnel related costs  $ 69,983         $  2,207            $ 67,776
Occupancy and other costs ............   17,961           16,578               1,383
                                       --------         --------            --------
Total ................................ $ 87,944         $ 18,785            $ 69,159
                                       ========         ========            ========

Severance and personnel related costs include severance payments to terminated employees as well as benefits including pension, medical and job transition assistance. The amount charged to earnings in the third quarter included benefits for 1,245 employees that received notice or had otherwise been identified prior to September 30. Severance benefits will not be paid for all 1,800 eliminated positions since some of the positions will vacate through normal attrition.

Occupancy and other costs represent asset impairment charges and other facility exit costs associated with the project. Included in occupancy and other costs are non-cash items of approximately $13 million. Additional expenses of approximately $30 million are expected to be incurred over the next few quarters.


Income Taxes                                                       Table 17
--------------------------------------------------------------------------------
(thousands)

                                                                  Three Months Ended        Nine Months Ended
                                                                      September 30             September 30
                                                                ----------------------   -----------------------
                                                                      2000        1999        2000          1999
                                                                ----------   ---------   ---------    ----------
Income before income taxes ....................................  $ 317,911   $ 396,131   $ 901,813    $1,141,733
                                                                ==========  ==========  ==========   ===========
Federal income taxes at statutory rate ........................  $ 111,268   $ 138,646   $ 315,634    $  399,607
State and local income taxes -- net of federal benefit ........      7,594       7,791      18,198        23,413
Effect of tax-exempt securities interest and other income .....    (12,067)    (12,944)    (34,790)      (35,022)
Other items ...................................................      5,792       5,139      15,169         5,450
                                                                ----------  ----------  ----------   -----------
    Total tax expense .........................................  $ 112,587   $ 138,632   $ 314,211    $  393,448
                                                                ==========  ==========  ==========   ===========
Current:
 Federal ......................................................  $  39,548   $  38,950   $ 134,064    $   81,600
 Foreign ......................................................        774         492       1,474           989
 State and local ..............................................     10,876       8,153      29,591        21,225
                                                                ----------  ----------  ----------   -----------
    Total .....................................................     51,198      47,595     165,129       103,814
Deferred:
 Federal ......................................................     60,581      87,201     150,675       274,837
 State and local ..............................................        808       3,836      (1,593)       14,797
                                                                ----------  ----------  ----------   -----------
    Total .....................................................     61,389      91,037     149,082       289,634
                                                                ----------  ----------  ----------   -----------
    Total tax expense .........................................  $ 112,587   $ 138,632   $ 314,211    $  393,448
                                                                ==========  ==========  ==========   ===========

Income Taxes

Applicable income taxes for the third quarter and first nine months of 2000 decreased $26 million or 18.8 percent and $79 million or 20.1 percent, respectively from the prior year. Wachovia's effective tax rate is higher than 1999 for both the quarter and year to date due to an increase in nondeductible amortization associated with purchase business combinations.


New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133 establishes new accounting and reporting requirements for derivative instruments embedded in other contracts and hedging activities. The standard requires all derivatives to be measured at fair value and recognized as either assets or liabilities in the statement of condition. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Adoption of the standard is required for Wachovia's December 31, 2001 financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Management has assessed the impact and plans to adopt the standard effective January 1, 2001. Adoption is not expected to result in a material financial impact.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FASB 140) which replaces FASB Statement No. 125. FASB 140 revises the standards for accounting for securitizations and other tranfers of financial assets and collateral and requires certain additional disclosures regarding these activities. The statement is effective for transfers and servicing of financial assets or extinguishments of liabilities that occur after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is in the process of assessing the impact and plans to adopt the standard in accordance with the effective dates. Adoption is not expected to result in a material financial impact.


Shareholders' Equity and Capital Ratios

Shareholders' equity at September 30, 2000 was $6.090 billion, up $462 million or 8.2 percent from $5.628 billion one year earlier and up $432 million or 7.6 percent from December 31, 1999. Included in shareholders' equity at the end of the third quarter of 2000 was $32 million, net of tax, of unrealized losses on securities available-for-sale compared with unrealized losses of $29 million, net of tax, one year earlier and unrealized losses of $74 million at December 31, 1999.

Wachovia repurchased a total of 1,674,300 shares of its common stock as authorized by the Board of Directors during the first nine months of 2000 at an average price of $60 per share for a total cost of $101 million. Included in the total were 573,594 shares repurchased to offset shares issued for the acquisition of B C Bankshares, Inc. and 633,176 shares repurchased to offset shares issued for the acquisition of Commerce National Corporation. Wachovia can repurchase up to 8 million shares of its common stock under a January 28, 2000 authorization effective through January 25, 2002. As of September 30, 2000, a total of 467,530 shares had been repurchased under the January 28, 2000 authorization. Management will continue to work within the guidelines of its share repurchase authorization while assessing the best deployment of Wachovia's capital.

At its October 27, 2000 meeting, the Board of Directors declared a fourth quarter dividend of $.60 per share, payable December 1 to shareholders of record as of November 9. The dividend is higher by 11 percent from $.54 per share paid in the same quarter of 1999.

Intangible assets at September 30, 2000 totaled $1.233 billion, consisting of $924 million of goodwill, $68 million of deposit base intangibles, $240 million of purchased credit card premiums and $1 million of other intangibles. The acquisitions of B C Bankshares, Inc., the Partners First Holdings LLC portfolio, and Commerce National Corporation added approximately $97 million, $230 million and $33 million, respectively, in intangibles based on preliminary information. Intangible assets at the end of the third quarter of 1999 were $961 million, with $832 million of goodwill, $83 million of deposit base intangibles, $36 million of purchased credit card premiums, $10 million of other intangibles.

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


Capital Components and Ratios                                      Table 18
--------------------------------------------------------------------------------
(thousands)

                                                                          2000
                                                    ------------------------------------------------
                                                             Third           Second            First
                                                           Quarter          Quarter          Quarter
                                                    --------------     ------------     ------------
Tier I capital:
 Common shareholders' equity ......................   $  6,090,164     $  5,936,044     $  5,846,430
 Trust capital securities .........................        997,025          996,932          996,838
 Less ineligible intangible assets ................      1,040,066        1,057,314        1,040,021
 Unrealized losses on securities available-for-
  sale -- net of tax ..............................         29,780           77,233           87,939
                                                    --------------     ------------     ------------
    Total Tier I capital ..........................      6,076,903        5,952,895        5,891,186
Tier II capital:
 Allowable allowance for loan losses ..............        799,461          799,351          595,655
 Allowable long-term debt .........................      2,542,833        2,242,780        2,407,529
                                                    --------------     ------------     ------------
    Tier II capital additions .....................      3,342,294        3,042,131        3,003,184
                                                    --------------     ------------     ------------
    Total capital .................................   $  9,419,197     $  8,995,026     $  8,894,370
                                                    ==============     ============     ============
Risk-adjusted assets ..............................   $ 81,073,761     $ 80,796,945     $ 79,228,699
Quarterly average assets* .........................   $ 68,773,165     $ 68,559,502     $ 66,863,406
Risk-based capital ratios:
 Tier I capital ...................................           7.50%            7.37%            7.44%
 Total capital ....................................          11.62            11.13            11.23
Tier I leverage ratio .............................           8.84             8.68             8.81


                                                                      1999
                                                        -------------------------------
                                                                Fourth            Third
                                                               Quarter          Quarter
                                                        --------------     ------------
Tier I capital:
 Common shareholders' equity ......................       $  5,658,457     $  5,628,083
 Trust capital securities .........................            996,744          996,650
 Less ineligible intangible assets ................            931,257          944,304
 Unrealized losses on securities available-for-
  sale -- net of tax ..............................             72,002           27,600
                                                        --------------     ------------
    Total Tier I capital ..........................          5,795,946        5,708,029
Tier II capital:
 Allowable allowance for loan losses ..............            554,810          553,894
 Allowable long-term debt .........................          2,107,334        2,137,158
                                                        --------------     ------------
    Tier II capital additions .....................          2,662,144        2,691,052
                                                        --------------     ------------
    Total capital .................................       $  8,458,090     $  8,399,081
                                                        ==============     ============
Risk-adjusted assets ..............................       $ 77,060,603     $ 73,870,211
Quarterly average assets* .........................       $ 66,113,697     $ 63,916,969
Risk-based capital ratios:
 Tier I capital ...................................               7.52%            7.73%
 Total capital ....................................              10.98            11.37
Tier I leverage ratio .............................               8.77             8.93

* Excludes ineligible intangible assets and average unrealized losses on securities available-for-sale, net of tax.


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

At September 30, 2000, the combined VaR exposure was $110 thousand representing
 .03 percent of the combined trading portfolio value of $436 million. The combined average VaR exposure for the third quarter of 2000 was $295 thousand representing .05 percent of the combined average trading portfolio value of $598 million. These VaR numbers are for the combined U. S. Treasury and government agency, municipal bond, residential mortgage-backed securities and money market instrument trading portfolios.


Nontrading Market Risk

Nontrading market risk is the risk to net income and equity capital from changes in interest rates on asset, liability and off-balance sheet portfolios other than trading. The risk is driven by potential mismatches resulting from timing differences in the repricing of assets, liabilities and off-balance sheet instruments, and potential exercise of explicit and embedded options. There also is net income risk from changes in market rate relationships known as basis risk.

Management believes that nontrading interest rate risk is best measured by simulation modeling which calculates expected net income based on projected interest-earning assets, interest-bearing liabilities, off-balance sheet financial instruments, other income and other expense. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, prepayment behavior, current and expected product offerings, sales activity, and expected exercise of explicit and embedded options. In order to discern risk levels preset in the balance sheet beyond the 24 month time horizon used in simulation modeling, Wachovia utilizes a present value methodology commonly referred to as Economic Value of Equity or EVE.

The policy guideline limit for net income (after-tax changes in net interest income) simulation is a negative impact to net income of 7.5 percent for the up or down 200 basis point ramp scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 200 basis point gradual rise in rates over the next 12 months would cause approximately a .45 percent increase in net income at September 30, 2000 versus a 2.00 percent increase one year earlier. A gradual decrease in rates over the next 12 months would cause approximately a .69 percent decrease in net income as of September 30, 2000 compared with a 2.25 percent decrease at September 30, 1999. Wachovia runs additional scenarios beyond the standard shock and ramp scenarios, including yield curve steepening, flattening and inversion scenarios. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Extensive assumptions testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and faster- or slower-growing balance sheets.

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

(b) Reports on Form 8-K.

A current report on Form 8-K dated July 24, 2000 was filed with the Securities and Exchange Commission announcing Wachovia Corporation's earnings for the quarter ended June 30, 2000.

A current report on Form 8-K dated August 28, 2000 was filed with the Securities and Exchange Commission announcing Wachovia Corporation's plans for a resource realignment.



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

                                         WACHOVIA CORPORATION


                                         /s/ ROBERT S. MCCOY, JR.
                                         --------------------------------------
                                         By: Robert S. McCoy, Jr.
                                             Vice Chairman
                                             Chief Financial Officer


                                       /s/   ALBERT J. DEFOREST, III
                                         --------------------------------------
                                         By: Albert J. DeForest, III
                                             Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description
---------- ---------------------------------------------------------------------
3.1       Amended and Restated Articles of Incorporation of the registrant
          (incorporated by reference to Exhibit 3.1 of Report on Form 10-Q of
          Wachovia Corporation for the quarter ended June 30, 1998, File No.
          1-9021).
3.2       Bylaws of the registrant as amended (incorporated by reference to
          Exhibit 3.2 of Form S-4 Registration Statement of Wachovia Corporation
          dated December 14, 1998, File No. 333-68823).
4         Instruments defining the rights of security holders, including indentures -- Wachovia Corporation hereby agrees to furnish to the
          Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.
4.1       Articles IV, VII, IX, X and XI of the registrant's Amended and
          Restated Articles of Incorporation (included in Exhibit 3.1 hereto).
4.2       Article 1, Section 1.8, and Article 6 of the registrant's Bylaws
          (included in Exhibit 3.2 hereto).
4.3       Indenture dated as of May 15, 1986 between South Carolina National
          Corporation and Morgan Guaranty Trust Company of New York, as Trustee,
          relating to $35,000,000 principal amount of 6 1/2% Convertible
          Subordinated Debentures due in 2001 (incorporated by reference to
          Exhibit 28 of Form S-3 Registration Statement of South Carolina
          National Corporation, File No. 33-7710).
4.4       First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation, Wachovia Corporation and
          Morgan Guaranty Trust Company of New York, Trustee, amending the
          Indenture described in Exhibit 4.3 hereto (incorporated by reference to Exhibit 4.10 of Report on Form 10-K of Wachovia Corporation for the
          year ended December 31, 1991, File No. 1-9021).
4.5       Indenture dated as of March 15, 1991 between South Carolina National
          Corporation and Bankers Trust Company, as Trustee, relating to certain unsecured subordinated securities (incorporated by reference to
          Exhibit 4(a) of Form S-3 Registration Statement of South Carolina
          National Corporation, File No. 33-39754).
4.6       First Supplemental Indenture dated as of January 24, 1992 by and among
          South Carolina National Corporation, Wachovia Corporation and Bankers
          Trust Company, as Trustee, amending the Indenture described in Exhibit
          4.5 hereto (incorporated by reference to Exhibit 4.12 of Report on
          Form 10-K of Wachovia Corporation for the year ended December 31,
          1991, File No. 1-9021).
4.7       Indenture dated as of July 15, 1998 between Wachovia Corporation and
          The Chase Manhattan Bank, as Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4(b) of Form S-3
          Registration Statement of Wachovia Corporation, File No. 333-59165).
4.8       Indenture dated as of August 15, 1996 between Wachovia Corporation and
          The Chase Manhattan Bank, as Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4(a) of
          Post-Effective Amendment No. 1 of Form S-3 Registration Statement of
          Wachovia Corporation, File No. 33-6280).
4.9       Indenture between Wachovia Corporation, Wachovia Capital Trust II and
          First National Bank of Chicago, as Trustee, relating to Floating-Rate
          Junior Subordinated Deferrable Interest Debentures (Junior
          Subordinated Debentures) (incorporated by reference to Exhibit 4(c) of
          Amendment No. 1 of Form S-3 Registration Statement of Wachovia
          Corporation and Wachovia Capital Trust II dated January 22, 1997, File
          No. 333-19365).
4.10      Amended and Restated Declaration of Trust of Wachovia Capital Trust
          II, relating to Preferred Securities (incorporated by reference to
          Exhibit 4(b)(iv) of Amendment No. 1 of Form S-3 Registration Statement
          of Wachovia Corporation and Wachovia Capital Trust II dated January
          22, 1997, File No. 333-19365).
4.11      Preferred Securities Guarantee Agreement of Wachovia Corporation
          (incorporated by reference to Exhibit 4(g) of Amendment No. 1 of Form
          S-3 Registration Statement of Wachovia Corporation and Wachovia
          Capital Trust II dated January 22, 1997, File No. 333-19365).
4.12      Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as
          Trustee, relating to $150,000,000 principal amount of subordinated debt securities (incorporated by reference to Exhibit 4.1 of Form 8-K of Central Fidelity Banks, Inc., dated November 18, 1992, File No.
          0-8829).
4.13      Indenture between Central Fidelity Banks, Inc., Central Fidelity
          Capital Trust I and The Bank of New York, as Trustee, relating to
          $100,000,000 Floating-Rate Junior Subordinated Debentures
          (incorporated by reference to Exhibit 4.1 of Form S-3 Registration
          Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File
          No. 333-28917).
4.14      Amended and Restated Declaration of Trust of Central Fidelity Capital
          Trust I (incorporated by reference to Exhibit 4.4 of Form S-3
          Registration Statement of Central Fidelity Banks, Inc., dated April
          23, 1997, File No. 333-28917).
4.15      Form of New Guarantee Agreement for the benefit of the holders of the
          Trust Securities (incorporated by reference to Exhibit 4.6 of Form S-3
          Registration Statement of Central Fidelity Banks, Inc., dated as of
          April 23, 1997, File No. 333-28917).
10.1      Senior Management Incentive Plan of Wachovia Corporation as amended through January 1, 1999 (incorporated by reference to Exhibit 10.4 of
          Report on Form 10-Q of Wachovia Corporation for the quarter ended June
          30, 1999, File No. 1-9021).

Exhibit
Number      Description
----------- --------------------------------------------------------------------

10.2      Wachovia Corporation Amended and Restated Executive Deferred
          Compensation Plan (incorporated by reference to Exhibit 10.2 of Report on Form 10-Q for Wachovia Corporation for the quarter ended March 31, 2000, File No. 1-9021).
10.3      Employment Agreement between Wachovia Corporation and L. M. Baker, Jr.
          dated as of November 29, 1999 (incorporated by reference to Exhibit
          10.3 of Report on Form 10-K of Wachovia Corporation for the year ended
          December 31, 1999, File No. 1-9021).
10.4      Employment Agreement between Wachovia Corporation and Robert S. McCoy,
          Jr. dated as of July 28, 2000.
10.5      Employment Agreement between Wachovia Corporation and G. Joseph
          Prendergast dated as of October 22, 1999 (incorporated by reference to Exhibit 10.5 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.6 Employment Agreement between Wachovia Corporation and Mickey W. Dry dated as of October 22, 1999 (incorporated by reference to Exhibit
          10.6 of Report on Form 10-K of Wachovia Corporation for the year ended
          December 31, 1999, File No. 1-9021).
10.7      Employment Agreement between Wachovia Corporation and Walter E.
          Leonard, Jr. dated as of October 22, 1999 (incorporated by reference to Exhibit 10.7 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.8      Form of Employment Agreement between Wachovia Corporation and
          Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Leonard) (incorporated by reference to Exhibit 10.8 of Report on Form 10-K of Wachovia Corporation for the year ended December 31,
          1999, File No. 1-9021.)
10.9 Employment Agreement between Wachovia Corporation and Morris W. Offit dated as of May 13, 1999 (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement of Wachovia Corporation dated June 25,
          1999, File No. 1-9021).
10.10     Senior Executive Retirement Agreement between Wachovia Corporation and
          L. M. Baker, Jr. dated as of November 29, 1999 (incorporated by reference to Exhibit 10.10 of Report on Form 10-K of Wachovia
          Corporation for the year ended December 31, 1999, File No. 1-9021).
10.11     Senior Executive Retirement Agreement between Wachovia Corporation and
          Robert S. McCoy, Jr. dated as of July 28, 2000.
10.12     Senior Executive Retirement Agreement between Wachovia Corporation and
          G. Joseph Prendergast dated as of October 22, 1999 (incorporated by reference to Exhibit 10.12 of Report on Form 10-K of Wachovia
          Corporation for the year ended December 31, 1999, File No. 1-9021).
10.13     Senior Executive Retirement Agreement between Wachovia Corporation and
          Mickey W. Dry dated as of October 22, 1999 (incorporated by reference to Exhibit 10.13 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.14     Senior Executive Retirement Agreement between Wachovia Corporation and
          Walter E. Leonard, Jr. dated as of October 22, 1999 (incorporated by reference to Exhibit 10.14 of Report on Form 10-K of Wachovia
          Corporation for the year ended December 31, 1999, File No. 1-9021).
10.15     Form of Senior Executive Retirement Agreement between Wachovia
          Corporation and Executive Officers (other than Messrs. Baker, McCoy,
          Prendergast, Dry and Leonard) (incorporated by reference to Exhibit
          10.15 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.16     Senior Management and Director Stock Plan of Wachovia Corporation
          (incorporated by reference to Exhibit 10 of Quarterly Report on Form
          10-Q of First Wachovia Corporation for the quarter ended March 31,
          1989, File No. 1-9021).
10.17     1990 Declaration of Amendment to Senior Management and Director Stock
          Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.17 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1989, File No. 1-9021).
10.18     1996 Declaration of Amendment to Senior Management and Director Stock
          Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.24 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021).
10.19     Deferred Compensation Plan dated as of January 19, 1987, as amended
          (incorporated by reference to Exhibit 10(c) of Report on Form 10-K of South Carolina National Corporation for the year ended December 31,
          1986, File No. 0-7042).
10.20 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 19(b) of Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042).

Exhibit
Number       Description
------------ -------------------------------------------------------------------
10.21     Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10(d) of Report on Form
          10-K of South Carolina National Corporation for the year ended
          December 31, 1988, File No. 0-7042).
10.22     Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10.35 of Report on Form
          10-K of Wachovia Corporation for the year ended December 31, 1993,
          File No. 1-9021).
10.23     Amended and Restated Wachovia Corporation Stock Plan.
10.24     Wachovia Corporation Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.37 of Report on Form 10-K of Wachovia
          Corporation for the year ended December 31, 1996, File No. 1-9021).
10.25     Wachovia Corporation Executive Insurance Plan (incorporated by reference to Exhibit 10.36 of Report on Form 10-K of Wachovia
          Corporation for the year ended December 31, 1995, File No. 1-9021).
10.26     Executive Long-Term Disability Income Plan (incorporated by reference to Exhibit 10.34 of Report on Form 10-K of Wachovia Corporation for
          the year ended December 31, 1997, File No. 1-9021).
10.27     Deferred Compensation Plan of Wachovia Bank of North Carolina, N.A.
          (incorporated by reference to Exhibit 10.1 of Report on Form 10-K of
          Wachovia Corporation for the year ended December 31,1992, File No.
          1-9021).
10.28     1983 Amendment to Deferred Compensation Plan described in Exhibit
          10.27 hereto (incorporated by reference to Exhibit 10.2 of Report on
          Form 10-K of Wachovia Corporation for the year ended December 31,
          1992, File No. 1-9021).
10.29     1986 Amendment to Deferred Compensation Plan described in Exhibit
          10.27 hereto (incorporated by reference to Exhibit 10.9 of Report on
          Form 10-K of First Wachovia Corporation for the year ended December
          31, 1986, File No. 1-9021).
10.30     Agreement between Wachovia Corporation and John G. Medlin, Jr.
          (incorporated by reference to Exhibit 10.13 of Report on Form 10-Q of
          Wachovia Corporation for the quarter ended June 30, 1998, File No.
          1-9021).
10.31     Executive Retirement Agreement between Wachovia Corporation and John
          G. Medlin, Jr. (incorporated by reference to Exhibit 10.18 of Report on Form 10-K of First Wachovia Corporation for the year ended December
          31, 1987, File No. 1-9021).
10.32     Amendment to Executive Retirement Agreement described in Exhibit 10.31 hereto (incorporated by reference to Exhibit 10.17 of Report on Form
          10-K of Wachovia Corporation for the year ended December 31, 1991,
          File No. 1-9021).
10.33     Amendment to Executive Retirement Agreement described in Exhibit 10.31 hereto (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September
          30, 1993, File No. 1-9021).
10.34     Amendment to Executive Retirement Agreement described in Exhibit 10.31 hereto (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q of Wachovia Corporation for the quarter ended September
          30, 1993, File No. 1-9021).
10.35     Split Dollar Life Insurance Agreement between Wachovia Corporation and
          L.M. Baker, Jr. dated as of September 1, 2000.
10.36     Split Dollar Life Insurance Agreement between Wachovia Corporation and
          Robert S. McCoy, Jr. dated as of September 1, 2000.
10.37     Split Dollar Life Insurance Agreement between Wachovia Corporation and
          G. Joseph Prendergast dated as of September 1, 2000.
10.38     Split Dollar Life Insurance Agreement between Wachovia Corporation and
          Mickey W. Dry dated as of September 1, 2000.
10.39     Form of Callable Split Dollar Life Insurance Agreement between
          Wachovia Corporation and Executive Officers (other than Messrs. Baker,
          McCoy, Prendergast and Dry).
10.40     Form of Non-Callable Split Dollar Life Insurance Agreement between
          Wachovia Corporation and Executive Officers (other than Messrs. Baker,
          McCoy, Prendergast and Dry).
11        "Computation of Earnings Per Common Share" (included on page 10 herein).
12        Statement setting forth computation of ratio of earnings to fixed charges.
27        Financial Data Schedule (for SEC purposes only).