Form 10-K
period 2000-12-31
WACHOVIA CORP/ NC
filed 2001-03-05
CIK 774203

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 20, 2001, the aggregate market value of Wachovia Corporation common stock held by nonaffiliates was approximately $13.448 billion and the number of shares held by nonaffiliates was 203,538,300.

As of February 20, 2001, Wachovia Corporation had issued and outstanding 204,036,945 shares of the 1,000,000,000 authorized shares of its $5.00 par value common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

The portions of the Financial Annual Report for the year ended December 31, 2000 referred to in Parts I, II and IV of this Form 10-K are incorporated by reference therein. The portions of the Proxy Statement for Wachovia Corporation's Annual Meeting of Shareholders to be held on April 27, 2001 referred to in Part III of this Form 10-K are incorporated by reference therein. Except for parts of the Wachovia Corporation 2000 Financial Annual Report expressly incorporated herein by reference, the Financial Annual Report is not to be deemed filed with the Securities and Exchange Commission.

                                     Part I

Item 1 - Business:

Incorporated herein by reference is the section entitled "Forward-Looking Statements" on page 1, the section entitled "Wachovia Corporation" on page 2, the section entitled "Business Segments" on pages 6 through 12 and the section entitled "Supervision and Regulation" on pages 46 through 49 of the Corporation's 2000 Financial Annual Report.


Item 2 - Properties

Incorporated herein by reference is the section entitled "Properties" and the table captioned "Selected Year-End Data" on page 34 of the Corporation's 2000 Financial Annual Report.

Item 3 - Legal Proceedings

Incorporated herein by reference is the information in the last paragraph of "Note O - Cash, Dividend, Loan Restrictions, Capital Ratios and Contingent Liabilities" to the Consolidated Financial Statements of Wachovia Corporation appearing on page 70 of the Corporation's 2000 Financial Annual Report


Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 4a - Executive Officers of the Registrant

Information concerning each executive officer of the Corporation as of December 31, 2000 is set forth below. Except as otherwise stated below, each executive officer held the position indicated or another senior position with the Corporation or one of its affiliates for the past five years

Name, Age and Position              Age       Position with Corporation                                      Year Employed
----------------------              ---       -------------------------                                      -------------
L. M. Baker, Jr. (1)                58        Chairman of the Board, Director and Chief Executive Officer       1969

Jean E. Davis                       45        Senior Executive Vice President                                   1985

Mickey W. Dry (2)                   61        Senior Executive Vice President and Chief Credit Officer          1961

Stanhope A. Kelly                   43        Senior Executive Vice President                                   1980

Robert S. Kniejski                  45        Executive Vice President                                          1987

Kenneth W. McAllister               52        Senior Executive Vice President and General Counsel               1988

Robert S. McCoy, Jr.                62        Vice Chairman, Chief Financial Officer and Treasurer              1984

John C. McLean, Jr.                 52        Senior Executive Vice President                                   1975

G. Joseph Prendergast (1)           55        President and Chief  Operating Officer                            1973

Donald K. Truslow                   42        Senior Executive Vice President and Chief Risk Officer            1980

Beverly B. Wells                    50        Executive Vice President                                          1976

(1) Effective as of January 1, 2001, Mr. Baker became President, as well as Chairman of the Board and Chief Executive Officer of the Corporation and Mr. Prendergast resigned as President and Chief Operating Officer.

(2)      Retired as of January 31, 2001

                                     Part II


Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Incorporated herein by reference is the information in the table captioned "Common Stock Data - Per Share" on page 2 of the Corporation's 2000 Financial Annual Report.


Item 6 - Selected Financial Data

Incorporated herein by reference is the information in the table captioned "Financial Summary" on page 3 of the Corporation's 2000 Financial Annual Report.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference is the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 45 of the Corporation's 2000 Financial Annual Report.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference is the information appearing under the sections captioned "Market Risk and Asset/Liability Management," "Trading Market Risk" and "Nontrading Market Risk" on pages 20 through 22 of the Corporation's 2000 Financial Annual Report.


Item 8 - Financial Statements and Supplementary Data

Incorporated herein by reference is the information appearing under the headings "Report of Independent Auditors," "Consolidated Statements of Condition," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" on pages 51 through 75 of the Corporation's 2000 Financial Annual Report.

Incorporated by reference is the information in the table captioned "Financial Summary" on page 35 of the Corporation's 2000 Financial Annual Report.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III


Item 10 - Directors and Executive Officers of the Registrant

The information concerning the Corporation's directors is incorporated by reference to the section entitled "Election of Directors" in the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.

The information regarding executive officer's of the Corporation is included in
Part I of this Form 10-K under the caption "Item 4a - Executive Officer's of the Registrant."


Item 11 - Executive Compensation

The information required by this item is incorporated by reference to the sections entitled "Compensation," "Options and Stock Appreciation Rights" and "Other Executive Compensation Plans and Arrangements" in the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders. Information regarding compensation arrangements for the Corporation's Directors is incorporated by reference to the section entitled "Additional Information Concerning the Board of Directors" in the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the section entitled "Security Ownership of Directors and Executive Officers" in the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.


Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled "Certain Transactions Involving Directors and Executive Officers" of the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders.


                                     Part IV


Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

1. Financial Statements. The following Consolidated Financial Statements of Wachovia Corporation and subsidiaries and the Report of Independent Auditors are incorporated by reference on pages 51 through 75 of the Corporation's 2000 Financial Annual Report:

                  Report of Independent Auditors.

                  Consolidated Statements of Condition at December 31, 2000 and December 31, 1999.

                  Consolidated Statements of Income for the years ended December
                      31, 2000, December 31, 1999 and December 31, 1998.
                  Consolidated Statements Shareholders' Equity for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

                  Consolidated Statements of Cash Flows for the years ended
                      December 31, 2000, December 31, 1999 and December 31,
                      1998.

                  Notes to Consolidated Financial Statements.

2. Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or incorporated by reference into, this report.

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WACHOVIA CORPORATION

Date:  March 5, 2001
                             By: /s/   L.M. BAKER, JR.
                                 -----------------------------------
                                 L.M. Baker, Jr.
                                 Chairman, President and Chief Executive Officer

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


                   Signature                                             Title                                     Date
                   ---------                                             -----                                     ----
/s/     L.M. BAKER, JR.                           Chairman, President, Chief Executive Officer and            March 5, 2001
--------------------------------------------      Director (Principal Executive Officer)
L.M. Baker, Jr.

/s/     ROBERT S. MCCOY, JR.                      Vice Chairman, Chief Financial Officer and                  March 5, 2001
--------------------------------------------      Treasurer  (Principal Financial Officer)
Robert S. McCoy, Jr.

/s/     DAVID L. GAINES                            Senior Vice President and Comptroller                      March 5, 2001
--------------------------------------------       (Principal Accounting Officer)
David L. Gaines

*/s/    F. DUANE ACKERMAN                         Director                                                    March 5, 2001
--------------------------------------------
F. Duane Ackerman

*/s/     JAMES S. BALLOUN                         Director                                                    March 5, 2001
--------------------------------------------
James S. Balloun

*/s/     PETER C. BROWNING                        Director                                                    March 5, 2001
--------------------------------------------
Peter C. Browning

*/s/     JOHN T. CASTEEN, III                     Director                                                    March 5, 2001
--------------------------------------------
John T. Casteen, III

*/s/     THOMAS K. HEARN, JR.                     Director                                                    March 5, 2001
--------------------------------------------
Thomas K. Hearn, Jr.

*/s/     GEORGE W. HENDERSON, III                 Director                                                    March 5, 2001
--------------------------------------------
George W. Henderson, III

*/s/     W. HAYNE HIPP                            Director                                                    March 5, 2001
--------------------------------------------
W. Hayne Hipp

*/s/     ROBERT A. INGRAM                         Director                                                    March 5, 2001
--------------------------------------------
Robert A. Ingram

                   Signature                                             Title                                     Date
                   ---------                                             -----                                     ----
*/s/     GEORGE R. LEWIS
--------------------------------------------      Director                                                    March 5, 2001
George R. Lewis

*/s/     ELIZABETH VALK LONG                      Director                                                    March 5, 2001
--------------------------------------------
Elizabeth Valk Long

*/s/     LLOYD U. NOLAND, III                     Director                                                    March 5, 2001
--------------------------------------------
Lloyd U. Noland, III

*/s/     MORRIS W. OFFIT                          Director                                                    March 5, 2001
--------------------------------------------
Morris W. Offit

*/s/     SHERWOOD H. SMITH, JR.                   Director                                                    March 5, 2001
--------------------------------------------
Sherwood H. Smith, Jr.

*/s/     JOHN C. WHITAKER, JR.                    Director                                                    March 5, 2001
--------------------------------------------
John C. Whitaker, Jr.

*/s/     DONA DAVIS YOUNG                         Director                                                    March 5, 2001
--------------------------------------------
Dona Davis Young

*By: /s/     WILLIAM M. WATSON, JR.
--------------------------------------------
William M. Watson, Jr., Attorney-in-Fact                                                                      March 5, 2001

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

10.4          Employment Agreement between Wachovia Corporation and Robert S.
              McCoy, Jr. dated as of July 28, 2000. (incorporated by reference to Exhibit 10.4 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

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

10.7          Employment Agreement between Wachovia Corporation and Jean E.
              Davis dated as of October 22, 1999.

10.8 Form of Employment Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis) (incorporated by reference to Exhibit 10.8 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021.)

Exhibit
Number        Description
------        -----------


10.9          Employment Agreement between Wachovia Corporation and Morris W.
              Offit dated as of May 13, 1999 (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement of Wachovia Corporation dated June 25, 1999, File No. 333-81627).

10.10 Senior Executive Retirement Agreement between Wachovia Corporation and L. M. Baker, Jr. dated as of November 29, 1999 (incorporated by reference to Exhibit 10.10 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).

10.11 Senior Executive Retirement Agreement between Wachovia Corporation and Robert S. McCoy, Jr. dated as of July 28, 2000. (incorporated by reference to Exhibit 10.11 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

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

10.14 Senior Executive Retirement Agreement between Wachovia Corporation and Jean E. Davis dated as of October 22, 1999.

10.15 Form of Senior Executive Retirement Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis) (incorporated by reference to Exhibit 10.15 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).

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

Exhibit
Number        Description
------        -----------


10.22 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10.35 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1993, File No. 1-9021).

10.23         Amended and Restated Wachovia Corporation Stock Plan.
              (incorporated by reference to Exhibit 10.23 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

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

10.27 Split Dollar Life Insurance Agreement between Wachovia Corporation and L. M. Baker, Jr. dated as of September 1, 2000. (incorporated by reference to Exhibit 10.35 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

10.28 Split Dollar Life Insurance Agreement between Wachovia Corporation and Robert S McCoy Jr. dated as of September 1, 2000. (incorporated by reference to Exhibit 10.36 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

10.29 Split Dollar Life Insurance Agreement between Wachovia Corporation and G. Joseph Prendergast dated as of September 1, 2000. (incorporated by reference to Exhibit 10.37 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

10.30 Split Dollar Life Insurance Agreement between Wachovia Corporation and Mickey W Dry dated as of September 1, 2000. (incorporated by reference to Exhibit 10.38 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

10.31 Split Dollar Life Insurance Agreement between Wachovia Corporation and Jean E. Davis dated as of September 20, 2000.

10.32 Form of Callable Split Dollar Insurance Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis). (incorporated by reference to Exhibit 10.39 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

10.33 Form of Non-Callable Split Dollar Insurance Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis). (incorporated by reference to Exhibit 10.40 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).

11 "Computation of Earnings Per Common Share" (incorporated by reference to "Note R - Earnings Per Share" on page 73 of the Corporation's 2000 Financial Annual Report.)

12 Statement setting forth computation of ratio of earnings to fixed charges.

13 Wachovia Corporation's 2000 Financial Annual Report (except for those portions expressly incorporated by reference herein, this report is not "filed" as part of this Report on Form 10-K.)

21            Subsidiaries of Wachovia Corporation

                            EXHIBIT INDEX (concluded)

Exhibit
Number        Description
------        -----------


23       Consent of Ernst & Young LLP.

24       Power of Attorney

Exhibits 10.3 through 10.33 are management contracts or compensatory plans or arrangements of the Corporation.