Form 10-Q
period 2001-03-31
WACHOVIA CORP/ NC
filed 2001-05-11
CIK 774203

WACHOVIA
--------------------------------------------------------------------------------



                                   Form 10-Q

                               First Quarter 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001


                                       or


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



As of March 31, 2001, Wachovia Corporation had 210,334,977 shares of common stock outstanding.

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements


                                                                                                      Page No.
                                                                                                      ---------
Consolidated Statements of Condition at March 31, 2001, December 31, 2000 and March 31, 2000 ........     3

Consolidated Statements of Income for the three months ended March 31, 2001 and March 31, 2000 ......     4

Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2001 and
 March 31, 2000 .....................................................................................     5

Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
 March 31, 2000 .....................................................................................     6

The unaudited consolidated financial statements referred to above do not include all information and footnotes required under generally accepted accounting principles. However, in the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations for the periods presented. The results of operations shown in the interim statements are not necessarily indicative of the results that may be expected for the entire year.


FORWARD-LOOKING STATEMENTS


This Quarterly Report on Form 10-Q contains forward-looking statements regarding Wachovia Corporation ("Wachovia"), including, without limitation, statements relating to Wachovia's expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as "may," "could," "would," "should," "believes," "expects," " anticipates," "estimates," " intends," "plans," "targets" or similar expressions are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia's control). The following factors, among others, could cause Wachovia's financial performance to differ materially from the expectations expressed in such forward-looking statements: (1) business increases, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated;
(2) competitive pressures among financial services companies increase significantly; (3) the strength of the United States economy in general and/or the strength of the local economies of the States in which Wachovia conducts operations changes; (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change; (5) inflation, interest rates and/or market conditions fluctuate; (6) conditions in the stock market, the public debt market and other capital markets deteriorate; (7) Wachovia fails to develop competitive new products and services and/or new and existing customers do not accept these products and services; (8) financial services' laws and regulations change; (9) technology changes and Wachovia fails to adapt to those changes; (10) consumer spending and saving habits change; (11) unanticipated regulatory or judicial proceedings occur; and
(12) Wachovia is unsuccessful at managing the risks involved in the foregoing. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that Wachovia files with the Securities and Exchange Commission. Wachovia cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements. Wachovia does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q.

Consolidated Statements of Condition
--------------------------------------------------------------------------------
($ in thousands, except share data)      wachovia corporation and subsidiaries


                                                                                       MARCH 31    DECEMBER 31       MARCH 31
                                                                                           2001           2000           2000
                                                                                   -------------- ------------- ---------------
ASSETS
Cash and due from banks ..........................................................  $ 3,015,080    $ 3,727,441    $ 3,167,792
Interest-bearing bank balances ...................................................      238,433        173,529        130,686
Federal funds sold and securities purchased under resale agreements ..............      591,608        788,618        417,023
Trading account assets ...........................................................      883,539        960,838      1,239,924
Securities available-for-sale ....................................................    8,106,634      7,571,696      7,109,858
Securities held-to-maturity (fair value of $976,974, $1,052,535 and $1,120,825
 respectively) ...................................................................      943,761      1,023,750      1,114,184
Loans, net of unearned income ....................................................   56,703,174     55,001,721     51,125,316
Less allowance for loan losses ...................................................      851,082        822,560        595,655
                                                                                    -----------    -----------    -----------
  Net loans ......................................................................   55,852,092     54,179,161     50,529,661
Premises and equipment ...........................................................      957,376        911,304        942,114
Due from customers on acceptances ................................................       79,377         82,008         87,555
Goodwill and other intangible assets .............................................    1,505,876      1,256,227      1,248,797
Other assets .....................................................................    3,432,252      3,357,080      2,829,894
                                                                                    -----------    -----------    -----------
  Total assets ...................................................................  $75,606,028    $74,031,652    $68,817,488
                                                                                    ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices:
 Demand ..........................................................................  $ 8,884,187    $ 9,180,330    $ 8,666,743
 Interest-bearing demand .........................................................    5,421,947      5,116,571      4,648,977
 Savings and money market savings ................................................   14,109,862     12,902,336     13,673,221
 Savings certificates ............................................................   10,132,049      9,534,778      9,237,751
 Large denomination certificates .................................................    3,728,790      3,673,219      3,900,896
                                                                                    -----------    -----------    -----------
  Total deposits in domestic offices .............................................   42,276,835     40,407,234     40,127,588
Interest-bearing deposits in foreign offices .....................................    3,340,556      4,004,948      3,588,190
                                                                                    -----------    -----------    -----------
  Total deposits .................................................................   45,617,391     44,412,182     43,715,778
Federal funds purchased and securities sold under repurchase agreements ..........    6,156,225      6,753,164      4,994,119
Commercial paper .................................................................    2,098,424      1,855,923      1,593,952
Other short-term borrowed funds ..................................................    1,261,748      1,253,058      1,493,962
Long-term debt ...................................................................   10,711,745     10,808,218      8,738,387
Acceptances outstanding ..........................................................       79,377         82,008         87,555
Other liabilities ................................................................    2,816,262      2,582,560      2,347,305
                                                                                    -----------    -----------    -----------
  Total liabilities ..............................................................   68,741,172     67,747,113     62,971,058
SHAREHOLDERS' EQUITY
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none outstanding ..................................           --             --             --
Common stock, par value $5 per share:
 Authorized 1,000,000,000 shares; issued and outstanding 210,334,977,
  203,423,606 and 202,456,311 shares, respectively ...............................    1,051,675      1,017,118      1,012,282
Capital surplus ..................................................................    1,141,959        731,162        682,068
Retained earnings ................................................................    4,596,620      4,505,947      4,240,206
Accumulated other comprehensive income (loss) ....................................       74,602         30,312        (88,126)
                                                                                    -----------    -----------    -----------
  Total shareholders' equity .....................................................    6,864,856      6,284,539      5,846,430
                                                                                    -----------    -----------    -----------
  Total liabilities and shareholders' equity .....................................  $75,606,028    $74,031,652    $68,817,488
                                                                                    ===========    ===========    ===========

Consolidated Statements of Income
--------------------------------------------------------------------------------
($ in thousands, except per share)       wachovia corporation and subsidiaries


                                                                                THREE MONTHS ENDED MARCH 31
                                                                             ---------------------------------
                                                                                      2001              2000
                                                                             ---------------   ---------------
INTEREST INCOME
Loans, including fees ....................................................     $ 1,189,380       $ 1,093,779
Securities available-for-sale ............................................         125,722           112,742
Securities held-to-maturity:
 State and municipal .....................................................           3,788             3,640
 Other investments .......................................................          14,031            15,824
Interest-bearing bank balances ...........................................           1,969             1,523
Federal funds sold and securities purchased under resale agreements ......           8,426             7,492
Trading account assets ...................................................           6,880            10,357
                                                                               -----------       -----------
  Total interest income ..................................................       1,350,196         1,245,357
INTEREST EXPENSE
Deposits:
 Domestic offices ........................................................         366,866           322,858
 Foreign offices .........................................................          46,986            51,922
                                                                               -----------       -----------
  Total interest on deposits .............................................         413,852           374,780
Short-term borrowed funds ................................................         141,407           123,317
Long-term debt ...........................................................         165,096           127,764
                                                                               -----------       -----------
  Total interest expense .................................................         720,355           625,861
NET INTEREST INCOME                                                                629,841           619,496
Provision for loan losses ................................................         121,500            73,666
                                                                               -----------       -----------
Net interest income after provision for loan losses ......................         508,341           545,830
OTHER INCOME
Service charges on deposit accounts ......................................         104,282           100,811
Fees for trust services ..................................................          57,090            51,234
Credit card income .......................................................          53,774            71,182
Investment fees ..........................................................          75,864            96,770
Capital markets income ...................................................          48,166            44,786
Electronic banking .......................................................          26,770            23,396
Mortgage fees ............................................................           8,368             5,001
Other operating income ...................................................         117,272            77,619
                                                                               -----------       -----------
  Total other operating revenue ..........................................         491,586           470,799
Securities gains .........................................................           9,076               167
                                                                               -----------       -----------
  Total other income .....................................................         500,662           470,966
OTHER EXPENSE
Salaries .................................................................         279,456           287,629
Employee benefits ........................................................          55,217            56,252
                                                                               -----------       -----------
  Total personnel expense ................................................         334,673           343,881
Net occupancy expense ....................................................          41,087            39,526
Equipment expense ........................................................          45,058            49,195
Merger-related charges ...................................................              --             8,158
Litigation settlement charge .............................................              --            20,000
Restructuring charge .....................................................          13,152                --
Other operating expense ..................................................         197,752           177,218
                                                                               -----------       -----------
  Total other expense ....................................................         631,722           637,978
Income before income tax expense .........................................         377,281           378,818
Income tax expense .......................................................         135,189           134,111
                                                                               -----------       -----------
NET INCOME                                                                     $   242,092       $   244,707
                                                                               ===========       ===========
Net income per common share:
 Basic ...................................................................     $      1.17       $      1.21
 Diluted .................................................................     $      1.17       $      1.20
Average shares outstanding:
 Basic ...................................................................         206,061           202,464
 Diluted .................................................................         207,569           204,213

Consolidated Statement of Shareholders' Equity
--------------------------------------------------------------------------------
($ in thousands, except per share)       wachovia corporation and subsidiaries


                                                                    COMMON STOCK
                                                          --------------------------------
                                                                  SHARES          AMOUNT
                                                          ---------------- ---------------
PERIOD ENDED MARCH 31, 2000
Balance at beginning of year ............................    201,812,295     $ 1,009,061
 Net income .............................................
 Other comprehensive income, net of tax:
  Unrealized losses on securities available-for-sale,
   net of reclassification adjustment ...................
   Comprehensive income .................................
Cash dividends declared -- $.54 a share..................
Common stock issued pursuant to:
 Stock option and employee benefit plans ................        490,264           2,451
 Dividend reinvestment plan .............................         98,275             492
 Acquisitions ...........................................      1,623,594           8,118
Common stock acquired ...................................     (1,568,117)         (7,840)
Miscellaneous ...........................................
                                                            ------------     -----------
Balance at end of period ................................    202,456,311     $ 1,012,282
                                                             ===========     ===========
PERIOD ENDED MARCH 31, 2001
Balance at beginning of year ............................    203,423,606     $ 1,017,118
 Net income .............................................
 Other comprehensive income, net of tax:
  Unrealized gains on securities available-for-sale,
   net of reclassification adjustment ...................
  Minimum pension liability adjustment ..................
  Unrealized gains on derivative financial
   instruments qualfiying as cash flow hedges ...........
   Comprehensive income .................................
Cash dividends declared -- $ .60 a share.................
Common stock issued pursuant to:
 Stock option and employee benefit plans ................        829,796           4,149
 Dividend reinvestment plan .............................         86,882             435
 Acquisitions ...........................................      6,133,407          30,667
 Note conversions .......................................          2,073              10
Common stock acquired ...................................       (140,787)           (704)
Miscellaneous ...........................................
                                                            ------------     -----------
Balance at end of period ................................    210,334,977     $ 1,051,675
                                                            ============     ===========

                                                                                            ACCUMULATED
                                                                                                  OTHER
                                                                CAPITAL        RETAINED   COMPREHENSIVE
                                                                SURPLUS        EARNINGS   INCOME (LOSS)           TOTAL
                                                          --------------- --------------- --------------- ---------------
PERIOD ENDED MARCH 31, 2000
Balance at beginning of year ............................   $   598,149     $ 4,125,524    $    (74,277)    $ 5,658,457
 Net income .............................................                       244,707                         244,707
 Other comprehensive income, net of tax:
  Unrealized losses on securities available-for-sale,
   net of reclassification adjustment ...................                                       (13,849)        (13,849)
                                                                            -----------    ------------     -----------
   Comprehensive income .................................                       244,707         (13,849)        230,858
Cash dividends declared -- $.54 a share..................                      (110,094)                       (110,094)
Common stock issued pursuant to:
 Stock option and employee benefit plans ................        37,717                                          40,168
 Dividend reinvestment plan .............................         5,248                                           5,740
 Acquisitions ...........................................       126,234                                         134,352
Common stock acquired ...................................       (85,280)                                        (93,120)
Miscellaneous ...........................................                       (19,931)                        (19,931)
                                                                            -----------    ------------     -----------
Balance at end of period ................................   $   682,068     $ 4,240,206    $    (88,126)    $ 5,846,430
                                                            ===========     ===========    ============     ===========
PERIOD ENDED MARCH 31, 2001
Balance at beginning of year ............................   $   731,162     $ 4,505,947    $     30,312     $ 6,284,539
 Net income .............................................                       242,092                         242,092
 Other comprehensive income, net of tax:
  Unrealized gains on securities available-for-sale,
   net of reclassification adjustment ...................                                        58,958          58,958
  Minimum pension liability adjustment ..................                                       (15,207)        (15,207)
  Unrealized gains on derivative financial
   instruments qualfiying as cash flow hedges ...........                                           539             539
                                                                            -----------    ------------     -----------
   Comprehensive income .................................                       242,092          44,290         286,382
Cash dividends declared -- $ .60 a share.................                      (122,427)                       (122,427)
Common stock issued pursuant to:
 Stock option and employee benefit plans ................        54,966                                          59,115
 Dividend reinvestment plan .............................         5,038                                           5,473
 Acquisitions ...........................................       359,407                                         390,074
 Note conversions .......................................            30                                              40
Common stock acquired ...................................        (8,644)                                         (9,348)
Miscellaneous ...........................................                       (28,992)                        (28,992)
                                                            -----------     -----------    ------------     -----------
Balance at end of period ................................   $ 1,141,959     $ 4,596,620    $     74,602     $ 6,864,856
                                                            ===========     ===========    ============     ===========

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
($ in thousands)                         wachovia corporation and subsidiaries



                                                                                                THREE MONTHS ENDED MARCH 31
                                                                                             ---------------------------------
                                                                                                      2001              2000
                                                                                             ---------------   ---------------
OPERATING ACTIVITIES
Net income ...............................................................................    $    242,092      $    244,707
Adjustments to reconcile net income to net cash provided by operations:
 Provision for loan losses ...............................................................         121,500            73,666
 Depreciation and amortization ...........................................................          68,303            70,496
 Deferred income taxes ...................................................................          80,362            68,211
 Securities gains ........................................................................          (9,076)             (167)
 Loss (gain) on sale of noninterest-earning assets .......................................             827              (430)
 Increase in accrued income taxes ........................................................          49,340            56,616
 Decrease in accrued interest receivable .................................................          53,114             1,341
 (Decrease) increase in accrued interest payable .........................................        (110,370)           11,005
 Net change in other accrued and deferred income and expense .............................        (102,369)           75,615
 Net trading account activities ..........................................................          77,299          (369,620)
 Net loans held for resale ...............................................................        (180,029)           15,232
                                                                                              ------------      ------------
  Net cash provided by operating activities ..............................................         290,993           246,672
INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing bank balances ................................         (64,904)           69,422
Net decrease in federal funds sold and securities purchased under resale agreements ......         204,450           357,429
Purchases of securities available-for-sale ...............................................        (916,763)         (334,225)
Purchases of securities held-to-maturity .................................................         (14,154)          (80,820)
Sales of securities available-for-sale ...................................................         677,371           259,407
Calls, maturities and prepayments of securities available-for-sale .......................         562,871           170,784
Calls, maturities and prepayments of securities held-to-maturity .........................          96,320            43,343
Net decrease (increase) in loans made to customers .......................................         786,690          (816,862)
Credit card receivables securitized ......................................................        (372,082)               --
Capital expenditures .....................................................................         (26,239)          (25,973)
Proceeds from sales of premises and equipment ............................................           3,340             4,210
Net decrease in other assets .............................................................         214,098            53,969
Business combinations ....................................................................          88,180          (768,230)
                                                                                              ------------      ------------
  Net cash provided (used) by investing activities .......................................       1,239,178        (1,067,546)
FINANCING ACTIVITIES
Net increase (decrease) in demand, savings and money market accounts .....................         177,556          (189,772)
Net (decrease) increase in certificates of deposit .......................................      (1,077,080)        1,765,035
Net decrease in federal funds purchased and securities sold under repurchase agreements ..        (783,117)         (381,374)
Net increase (decrease) in commercial paper ..............................................         242,501           (65,036)
Net decrease in other short-term borrowings ..............................................        (242,810)       (1,577,531)
Proceeds from issuance of long-term debt .................................................              --         1,342,869
Maturities and repayments of long-term debt ..............................................        (648,814)         (420,290)
Common stock issued ......................................................................          29,291            15,615
Dividend payments ........................................................................        (122,427)         (110,094)
Common stock repurchased .................................................................         (12,337)          (93,451)
Net increase in other liabilities ........................................................         194,705           227,691
                                                                                              ------------      ------------
  Net cash (used) provided by financing activities .......................................      (2,242,532)          513,662
DECREASE IN CASH AND CASH EQUIVALENTS ....................................................        (712,361)         (307,212)
Cash and cash equivalents at beginning of year ...........................................       3,727,441         3,475,004
                                                                                              ------------      ------------
Cash and cash equivalents at end of period ...............................................    $  3,015,080      $  3,167,792
                                                                                              ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Selected Period-End Data                                             Table 1
--------------------------------------------------------------------------------


                                                         March 31
                                                  -----------------------
                                                        2001         2000
                                                  ----------   ----------
Banking offices:
 North Carolina ...............................        188          190
 Virginia .....................................        194          230
 Georgia ......................................        122          137
 South Carolina ...............................        115          118
 Florida ......................................        135           38
                                                      ----          ---
  Total .......................................        754          713
                                                      ====          ===
Automated banking machines:
 North Carolina ...............................        453          448
 Virginia .....................................        269          282
 Georgia ......................................        314          305
 South Carolina ...............................        286          283
 Florida ......................................        143           38
                                                      ----          ---
  Total .......................................      1,465        1,356
                                                     =====        =====
Employees (full-time equivalent) ..............     21,069       21,647
Common stock shareholders of record ...........     53,620       51,911
Common shares outstanding (thousands) .........    210,335      202,456

Common Stock Data -- Per Share                                       Table 2
--------------------------------------------------------------------------------

                                                                       2001                          2000
                                                                   ------------ -----------------------------------------------
                                                                         First      Fourth       Third      Second       First
                                                                       Quarter     Quarter     Quarter     Quarter     Quarter
                                                                   ------------ ----------- ----------- ----------- -----------
Market value:
 Period-end ......................................................  $   60.25    $  58.13    $  56.69    $  54.25    $  67.56
 High ............................................................      69.36       58.56       60.38       75.25       68.94
 Low .............................................................      54.50       47.44       53.38       53.56       53.63
Book value at period-end .........................................      32.64       30.89       29.93       29.20       28.88

Dividend .........................................................        .60         .60         .60         .54         .54
Price/earnings ratio (1) .........................................       14.9x       14.3x       13.7x       12.3x       13.7x
Price/earnings ratio without nonrecurring items (1), (2) .........       13.4        12.7        12.3        11.9        13.3

(1) Based on the most recent four quarters of net income per diluted share and end of period stock price.
(2) Excludes the after-tax impact of nonrecurring merger-related charges.

Financial Summary                                                    Table 3
--------------------------------------------------------------------------------

                                                                Twelve         2001
                                                                Months   ---------------
                                                                Ended
                                                              March 31           First
                                                                  2001         Quarter
                                                          --------------- ---------------
Summary of Operations
(thousands, except per share data)
Interest income .........................................   $ 5,450,193     $ 1,350,196
Interest expense ........................................     2,924,127         720,355
                                                            -----------     -----------
Net interest income .....................................     2,526,066         629,841
Provision for loan losses ...............................       636,284         121,500
                                                            -----------     -----------
Net interest income after provision for loan losses .....     1,889,782         508,341
Other operating revenue .................................     1,952,476         491,586
Securities gains (losses) ...............................         8,492           9,076
                                                            -----------     -----------
Total other income ......................................     1,960,968         500,662
Personnel expense .......................................     1,290,135         334,673
Merger-related charges ..................................        20,800              --
Litigation settlement charge ............................            --              --
Restructuring charge ....................................       120,639          13,152
Other expense ...........................................     1,145,183         283,897
                                                            -----------     -----------
Total other expense .....................................     2,576,757         631,722
Income before income tax expense ........................     1,273,993         377,281
Income tax expense ......................................       444,300         135,189
                                                            -----------     -----------
Net income ..............................................   $   829,693     $   242,092
                                                            ===========     ===========
Net income per common share:
 Basic ..................................................   $      4.06     $      1.17
 Diluted ................................................   $      4.04     $      1.17
Cash dividends paid per common share ....................   $      2.34     $       .60
Cash dividends paid on common stock .....................   $   475,351     $   122,427
Cash dividend payout ratio ..............................         57.29%          50.57%
Average basic shares outstanding ........................       203,877         206,061
Average diluted shares outstanding ......................       205,278         207,569
Selected Average Balances (millions)
Total assets ............................................   $    71,195     $    73,800
Loans -- net of unearned income .........................        53,701          55,659
Securities ..............................................         8,511           8,987
Other interest-earning assets ...........................         1,256           1,224
Total interest-earning assets ...........................        63,468          65,870
Interest-bearing deposits ...............................        35,425          35,727
Short-term borrowed funds ...............................         9,302          10,196
Long-term debt ..........................................         9,798          10,721
Total interest-bearing liabilities ......................        54,526          56,644
Noninterest-bearing deposits ............................         8,385           8,264
Total deposits ..........................................        43,810          43,991
Shareholders' equity ....................................         6,072           6,439
Ratios (averages)
Annualized net loan losses to loans .....................           .76%            .85%
Annualized net yield on interest-earning assets .........          4.04            3.93
Annualized return on assets .............................          1.17            1.31
Annualized return on shareholders' equity ...............         13.66           15.04
Operating Performance (1)
(thousands, except per share data)
Net income ..............................................   $   923,528     $   252,541
Net income per diluted share ............................   $     4.50      $     1.22
Annualized return on assets .............................          1.30%           1.37%
Annualized return on shareholders' equity ...............        15.21           15.69
Cash dividend payout ratio ..............................        51.47           48.48
Cash Basis Financial Information (1), (2)
(thousands, except per share data)
Net income ..............................................   $ 1,001,921     $   272,826
Net income per diluted share ............................   $     4.87      $     1.31
Annualized return on assets .............................          1.41%           1.51%
Annualized return on shareholders' equity ...............        16.50           20.94


                                                                                     2000
                                                          -----------------------------------------------------------
                                                                 Fourth         Third          Second           First
                                                                Quarter       Quarter         Quarter         Quarter
                                                          ------------- ------------- --------------- ---------------
Summary of Operations
(thousands, except per share data)
Interest income .........................................  $1,404,393    $1,370,493     $ 1,325,111     $ 1,245,357
Interest expense ........................................     778,287       739,756         685,729         625,861
                                                           ----------    ----------     -----------     -----------
Net interest income .....................................     626,106       630,737         639,382         619,496
Provision for loan losses ...............................     117,463       123,956         273,365          73,666
                                                           ----------    ----------     -----------     -----------
Net interest income after provision for loan losses .....     508,643       506,781         366,017         545,830
Other operating revenue .................................     470,601       519,990         470,299         470,799
Securities gains (losses) ...............................        (480)         (163)             59             167
                                                           ----------    ----------     -----------     -----------
Total other income ......................................     470,121       519,827         470,358         470,966
Personnel expense .......................................     294,228       325,743         335,491         343,881
Merger-related charges ..................................          --        11,928           8,872           8,158
Litigation settlement charge ............................          --            --              --          20,000
Restructuring charge ....................................      19,543        87,944              --              --
Other expense ...........................................     291,276       283,082         286,928         265,939
                                                           ----------    ----------     -----------     -----------
Total other expense .....................................     605,047       708,697         631,291         637,978
Income before income tax expense ........................     373,717       317,911         205,084         378,818
Income tax expense ......................................     129,011       112,587          67,513         134,111
                                                           ----------    ----------     -----------     -----------
Net income ..............................................  $  244,706    $  205,324     $   137,571     $   244,707
                                                           ==========    ==========     ===========     ===========
Net income per common share:
 Basic ..................................................  $     1.20    $     1.01     $       .68     $      1.21
 Diluted ................................................  $     1.20    $     1.00     $       .67     $      1.20
Cash dividends paid per common share ....................  $      .60    $      .60     $       .54     $       .54
Cash dividends paid on common stock .....................  $  121,429    $  121,990     $   109,505     $   110,094
Cash dividend payout ratio ..............................       49.62%        59.41%          79.60%          44.99%
Average basic shares outstanding ........................     203,407       203,347         202,728         202,464
Average diluted shares outstanding ......................     204,393       204,621         204,572         204,213
Selected Average Balances (millions)
Total assets ............................................  $   71,844    $   69,709     $    69,466     $    67,755
Loans -- net of unearned income .........................      54,279        52,758          52,133          50,550
Securities ..............................................       8,434         8,224           8,407           8,395
Other interest-earning assets ...........................       1,363         1,197           1,241           1,245
Total interest-earning assets ...........................      64,076        62,179          61,781          60,190
Interest-bearing deposits ...............................      35,518        34,800          35,663          34,873
Short-term borrowed funds ...............................       9,386         9,019           8,621           8,920
Long-term debt ..........................................      10,133         9,498           8,851           8,081
Total interest-bearing liabilities ......................      55,037        53,317          53,135          51,874
Noninterest-bearing deposits ............................       8,428         8,474           8,373           8,319
Total deposits ..........................................      43,946        43,274          44,036          43,192
Shareholders' equity ....................................       6,069         5,952           5,833           5,688
Ratios (averages)
Annualized net loan losses to loans .....................         .70%          .94%            .56%            .58%
Annualized net yield on interest-earning assets .........        3.94          4.09            4.22            4.20
Annualized return on assets .............................        1.36          1.18             .79            1.44
Annualized return on shareholders' equity ...............       16.13         13.80            9.43           17.21
Operating Performance (1)
(thousands, except per share data)
Net income ..............................................  $  257,409    $  270,241     $   143,337     $   264,510
Net income per diluted share ............................  $     1.26    $     1.32     $       .70     $      1.30
Annualized return on assets .............................        1.43%         1.55%            .83%           1.56%
Annualized return on shareholders' equity ...............       16.96         18.16            9.83           18.60
Cash dividend payout ratio ..............................       47.17         45.14           76.40           41.62
Cash Basis Financial Information (1), (2)
(thousands, except per share data)
Net income ..............................................  $  276,647    $  289,882     $   162,566     $   281,589
Net income per diluted share ............................  $     1.35    $     1.42     $       .79     $      1.38
Annualized return on assets .............................        1.57%         1.69%            .95%           1.69%
Annualized return on shareholders' equity ...............       22.49         24.08           13.84           24.27

(1) Excludes the effects of nonrecurring merger-related, litigation settlement and restructuring charges.
(2) Excludes the effects of purchase accounting related intangibles.

RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q should be read in conjunction with Wachovia's 2000 Annual Report on Form 10-K, and will serve to update previously reported information for current interim period results.

Overview


The U.S. economy continued to show signs of slowing through the first quarter of 2001 with gross domestic product rising 2.0 percent for the quarter, based on preliminary data. Although consumer spending rose slightly in most of the Federal Reserve's twelve districts, much of the increase resulted as retailers offered deep discounts on unsold winter merchandise. Labor markets remained tight with over half of the Federal Reserve districts, including the Atlanta district, reporting some signs of easing. Based on preliminary data, the nation's average unemployment rate rose to 4.3 percent from 4.0 percent in December and March 2000. Within Wachovia's five-state operating area, unemployment averaged 3.7 percent.


The Federal Open Markets Committee ("FOMC") reduced the federal funds target rate 200 basis points since December 31, 2000 through four reductions of 50 basis points each occurring on January 3, January 31, March 20 and April 18. Concurrent with each FOMC action, the Board of Governors of the Federal Reserve also lowered the discount rate by 50 basis points. The Federal Reserve cited restrained investment spending that resulted in excess productive capacity in arriving at its decisions.


On April 16, 2001, Wachovia announced an agreement for a merger of equals with First Union Corporation. Terms of the agreement call for common stockholders of Wachovia to receive 2.0 shares of common stock of First Union in exchange for each share of Wachovia common stock. The merger with First Union is expected to close in the third quarter subject to regulatory and shareholder approval.


On April 9, 2001, Wachovia announced an agreement for Bank One Corporation to acquire its consumer credit card business. The transaction is expected to result in a pretax gain of approximately $1.4 billion upon consummation that is expected to occur late in the second quarter. The companies also announced that they had entered into a long-term agent bank relationship under which Wachovia will offer its branded credit cards to retail customers with servicing provided by First USA, Bank One Corporation's credit card subsidiary. Consummation is subject to regulatory approval.


On March 1, Wachovia completed its acquisition of Republic Security Financial Corporation, parent company of Republic Security Bank. The acquisition adds more than 178,000 new customers and significantly expands Wachovia's presence in Florida. Also during the first quarter, Wachovia announced a definitive agreement to acquire Hamilton Dorsey Alston Company, an Atlanta-based insurance broker that specializes in personal and commercial risk management and employee benefits. The acquisition of Hamilton Dorsey Alston Company was completed May 1, 2001.


During the third quarter of 2000, Wachovia announced plans to realign resources and eliminate 1,800 positions as part of a continuing performance improvement project designed to lift pre-tax earnings. The performance project, which began in 1999, seeks to improve earnings through revenue enhancement, productivity gains, sharper capital deployment and expense management.

Computation of Earnings Per Share                                    Table 4
--------------------------------------------------------------------------------
(thousands, except per share)

                                                                         Three Months Ended
                                                                              March 31
                                                                   -------------------------------
                                                                           2001             2000
                                                                   --------------   --------------
Basic
Average common shares outstanding ..............................        206,061          202,464
                                                                        =======          =======
Net income .....................................................     $  242,092       $  244,707
                                                                     ==========       ==========
Per share amount ...............................................     $     1.17       $     1.21
Diluted
Average common shares outstanding ..............................        206,061          202,464
Dilutive common stock options at average market price ..........          1,400            1,541
Dilutive common stock awards at average market price ...........             87              186
Convertible long term-debt assumed converted ...................             21               22
                                                                     ----------       ----------
Average diluted shares outstanding .............................        207,569          204,213
                                                                     ==========       ==========
Net income .....................................................     $  242,092       $  244,707
Add interest on convertible long-term debt, net of tax .........             16               17
                                                                     ----------       ----------
Adjusted net income ............................................     $  242,108       $  244,724
                                                                     ==========       ==========
Per share amount ...............................................     $     1.17       $     1.20

Wachovia's operating net income for the first quarter of 2001 was $253 million or $1.22 per diluted share versus $265 million or $1.30 per diluted share a year earlier. On a reported basis, net income for the quarter was $242 million or $1.17 per diluted share versus $245 million or $1.20 per diluted share a year earlier. The economic environment of the first quarter of 2001 was considerably different from a year ago. Equity trading activity remained weak in comparison with the record levels in the first quarter of 2000 causing certain sources of market sensitive revenue to decline from a year earlier levels. The provision for loan losses remained above historical levels as loan charge-offs continued to reflect the downturn in the credit cycle. Although higher than a year ago, nonperforming assets decreased from the year-end level as charge-offs were taken and positions in certain nonperforming relationships were sold. Operating earnings exclude nonoperating charges such as restructuring, merger integration and a litigation settlement charge recorded in the first quarter of 2000. Comparisons between the 2001 and 2000 periods are also impacted by the results of acquisitions that are included in reported results from their respective acquisition dates each year.


Expanded discussion of results of operations and financial condition follows. Interest income is stated on a taxable equivalent basis, which is adjusted for the tax-favored status of earnings from certain loans and securities. References to changes in assets and liabilities represent daily average levels unless otherwise noted.


BUSINESS SEGMENTS


Wachovia has five reportable business segments: Asset and Wealth Management, Corporate, Consumer, Credit Card and Treasury & Administration.


Business segment results are reported on a management accounting basis. They reflect evolving information needs specific to a company's business managers and may differ by company due to wide discretion in application. As a result, Wachovia's business segment results are not necessarily comparable with those of other financial institutions with similar segments or with those of other companies that compete directly in one or more of its lines of business. In addition, business segment results may be restated in the future as Wachovia's management structure, information needs or reporting systems evolve. Minor changes in management accounting were implemented during the year with prior periods restated to reflect the changes.


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


Wachovia uses a marginal matched maturity funds transfer pricing methodology for management reporting that evaluates the cash flows and repricing characteristics of all balance sheet transactions at an instrument level by benchmarking pricing decisions against Wachovia's wholesale cost of funds. This approach removes most forms of interest rate risk, prepayment risk and liquidity risk from the balance sheets of the business units and isolates them in Treasury & Administration for centralized evaluation and management.


Financial results by business segment are discussed below.

Business Segments                                                    Table 5
--------------------------------------------------------------------------------
(millions)

                                        Asset and
                                           Wealth
                                       Management               Corporate                Consumer
                               ------------------       -----------------       -----------------
                                  2001       2000        2001        2000        2001        2000
                               -------       ----       -----        ----       -----        ----
Operations Summary
External net interest
 margin ......................  $   42     $   34     $   653     $   614     $   (34)    $   (44)
Internal funding (charge)
 credit ......................      (7)         3        (407)       (370)        262         265
                               --------    ------     -------     -------     -------     -------
Net interest income* .........      35         37         246         244         228         221
Total other income ...........     151        167         107         111         119         104
                               -------     ------     -------     -------     -------     -------
Total revenue ................     186        204         353         355         347         325
Provision for loan losses.....       2         --          55          17           3           5
Other expense ................     143        144         150         152         198         197
                               -------     ------     -------     -------     -------     -------
Profit contribution ..........      41         60         148         186         146         123
Allocated expenses ...........      21         18          22          24          26          31
                               -------     ------     -------     -------     -------     -------
Pretax income ................      20         42         126         162         120          92
Income tax expense ...........       9         17          46          59          45          34
                               -------     ------     -------     -------     -------     -------
Net income ...................  $   11     $   25     $    80     $   103     $    75     $    58
                               =======     ======     =======     =======     =======     =======
Percentage contribution
 to total revenue** ..........    16.0%      18.2%       30.3%       31.6%       29.7%       28.9%
Percentage contribution
 to net income ...............     4.5%      10.2%       33.1%       42.0%       31.0%       23.7%
Average Balances
Total assets .................  $4,486     $3,518     $39,339     $36,960     $12,608     $10,285


                                                            Treasury &                                  Total
                                      Credit Card       Administration   Eliminations             Corporation
                               ------------------  -------------------   ------------     -------------------
                                  2001      2000       2001       2000    2001   2000       2001       2000
                               -------      ----   --------       ----   -----   ----     -------    -------
Operations Summary
External net interest
 margin ......................  $  273    $  267     $ (295)    $ (243)  $  (9)   $  (9)   $   630    $   619
Internal funding (charge)
 credit ......................    (112)     (114)       290        240     (26)     (24)        --         --
                               -------    ------   --------     ------   -----   ------   --------   --------
Net interest income* .........     161       153         (5)        (3)    (35)     (33)       630        619
Total other income ...........      48        51         76         38      --       --        501        471
                               -------    ------   --------     ------   -----   ------   --------   --------
Total revenue ................     209       204         71         35     (35)     (33)     1,131      1,090
Provision for loan losses.....     105        87        (43)       (36)     --       --        122         73
Other expense ................      60        57         96        103     (15)     (15)       632        638
                               -------    ------   --------     ------   -----   ------   --------   --------
Profit contribution ..........      44        60         18        (32)    (20)     (18)       377        379
Allocated expenses ...........      10         8        (68)       (72)    (11)      (9)        --         --
                               -------    ------   --------     ------   -----   -------  --------   --------
Pretax income ................      34        52         86         40      (9)      (9)       377        379
Income tax expense ...........      13        19         31         14      (9)      (9)       135        134
                               -------    ------   --------     ------   ------  -------  --------   --------
Net income ...................  $   21    $   33     $   55     $   26   $  --    $  --    $   242    $   245
                               =======    ======   ========     ======   =====   ======   ========   ========
Percentage contribution
 to total revenue** ..........    17.9%     18.2%       6.1%       3.1%
Percentage contribution
 to net income ...............     8.7%     13.5%      22.7%      10.6%
Average Balances
Total assets .................  $7,818    $7,701     $9,549     $9,291                     $73,800    $67,755

* Net interest income is reported on a taxable equivalent basis by segment and on a nontaxable equivalent basis for the Corporation. The difference is included in the eliminations column.
** Percentage contribution to total revenue is based on the proportion of each segment's revenue to the combined revenue of all segments.

Asset and Wealth Management


Asset and Wealth Management aspires to be the preferred provider of integrated investment and wealth management services in the Southeast and selected national markets. This is achieved through a combination of a strong base business and recent strategic acquisitions. During the first quarter, Asset and Wealth Management announced a definitive agreement to purchase Hamilton Dorsey Alston Company, an Atlanta-based insurance broker specializing in personal and commercial risk management and employee benefits. This acquisition closed May 1, 2001.


Products and Services. Asset and Wealth Management delivers innovative tailored products and services through a variety of distribution channels. The Private Financial Advisors group provides a full range of products and services to affluent customers, including banking and credit services, tax planning and consulting, trust services, portfolio management, estate planning, investment counseling and insurance. OFFITBANK and BEJS provide wealth management and specialized investment and insurance products for the high-end of the affluent market.


Wachovia's brokerage business offers a wide variety of services and investment products including the Wachovia Funds through full-service brokers and branch-based investment consultants. Customers making their own investment decisions can trade through Wachovia Investments Direct using a broker, a touch-tone telephone service or the Internet.


Wachovia Asset Management provides investment strategies and portfolio management for individuals and institutions, in addition to managing the Wachovia Funds. Institutional Client Services provides asset management, employee benefit, retirement services and philanthropy management services to businesses, endowments, foundations, and other institutions. Executive Services is a nationally recognized leader in providing retirement and wealth accumulation products for high-net-worth individuals. It also provides change-of-control and employee benefit protection services to client management teams.


Industry Dynamics and Strategy. Within Wachovia's five-state geographic footprint, households are growing much faster than the national average, and over the next five years, the subset of affluent households is expected to grow substantially. Market volatility and the projected need for intergenerational wealth transfer capabilities also will drive demand. These factors combine to create an attractive market opportunity. Asset and Wealth Management's market presence, brand names and strategic focus position it to take unique advantage of this environment.


The competition in the wealth management business is increasing. Many financial service providers pursue a product-based or silo approach to serving the affluent. Asset and Wealth Management's strategy provides a "relationship approach" such as the Private Financial Advisor model that coordinates and manages a full range of investment management, estate planning, tax, brokerage, insurance, debt-management and banking services through a trusted financial advisor. This involves a comprehensive alignment of resources to achieve a team approach to client service within the Asset and Wealth Management business and across Wachovia's other business segments. The integration of recent acquisitions has allowed this business segment to increase its product offerings, leverage existing services and expand distribution channels. In September 2000, Wachovia launched the Market Acceleration Project that expands the penetration of the successful Private Financial Advisor model into new and existing markets. The goal of the project is to increase profit by generating more successful client leads and improving linkages to Wachovia's other lines of business.


Financial Results. Asset and Wealth Management's profit contribution declined $19 million or 33 percent to $41 million from the first quarter 2000. Net income was also down from a year ago by $14 million. The weaker economic environment of the first quarter of 2001 sharply contrasted with the heavy equity trading volumes and high market values experienced during the first quarter of 2000. Private Financial Advisors continued to show strong growth with a

34 percent increase in average loan volume and a 6 percent increase in average deposit volume. Spread compression in both loans and deposits neutralized the positive impact of the growth on net interest income. The increase in the loan loss provision was consistent with the increase in loans outstanding. Other income for the investment business was down $16 million from first quarter 2000 as equity trading volumes declined with investor confidence. Direct expenses were down slightly from the first quarter of 2000. While variable expense tied to the investment business declined, Asset and Wealth Management continued to increase its strategic spending on the Market Acceleration Project and the expansion of OFFITBANK offices so overall expenses did not decline in proportion with the reduction in revenue.


Corporate


Corporate aspires to be the preferred provider of financial services to commercial clients in the Southeast and to selected client segments nationally and overseas. To achieve this goal, Corporate works to know its customers better than the competition; anticipate customer needs and provide innovative solutions; align products, services and delivery channels with customer needs; and serve customers through insightful, trusted professionals.


Products and Services. Corporate provides a comprehensive array of corporate banking, investment banking, capital markets and industry-leading cash management services through a variety of client-focused subsegments. Global Corporate Finance serves the needs of domestic and multinational companies with annual sales above $200 million. The group also serves selected industry sectors including communications/technology and diversified financial services. The group operates through offices in the Southeast, Boston, Chicago, London, New York, Sao Paulo, and Hong Kong.


Regional Corporate Finance serves 2,200 Southeastern companies with sales of $25 million to $200 million. Business Banking serves 18,000 regional clients with sales from $2 million to $25 million. A new Emerging Companies group targets smaller growth companies. Real Estate Finance serves 4,000 commercial real estate developers, investors and REITs, primarily in the Southeast. Dealer Finance serves 2,500 automobile and other specialty finance customers throughout the Southeast.


Capital Markets offers a variety of services including investment banking, mergers and acquisitions, loan syndication finance, asset-backed finance, commercial paper, corporate bonds, interest rate and foreign exchange risk management, leasing, public equity research, sales and trading, private equity investments, third-party research and option trading execution. Capital Markets closely aligns its products and services to meet the needs of each targeted client subsegment.


Corporate also provides industry-leading treasury consulting and cash management solutions through its Treasury Services Group. This area has been consistently cited for its superior quality of service, technology, and operations performance. The Treasury Services Group achieved top honors in the Phoenix-Hecht Quality Index 2000 and ranks high in other important industry surveys. In addition to treasury consulting, the group provides an array of cash management products and has become a leading provider of Internet-based and wireless access.


Industry Dynamics and Strategy. While general demand for corporate services remains solid, an emerging credit cycle poses risk of weakness in certain domestic activities. Softening general economic conditions, rising bond default rates, the significant increase in credit rating downgrades versus upgrades, greater incidence of public company bankruptcies, and the velocity of borrower deterioration all signal rising risk in the corporate lending environment. Despite these challenging market conditions and a fiercely competitive industry climate, Corporate maintains a strong market position in each of its client segments.


Corporate's strategy to remain competitive is to build strong and long-lasting relationships with targeted clients through deep knowledge of unmet needs combined with superior execution. Dynamic and focused customer segmentation and sales model development enhance customer service, productivity and performance. Key to this strategy is a sharp focus on Capital Markets products and improved investment banking expertise. In addition, Treasury Services is accelerating the development of innovative new products, eBusiness applications and outsourcing services.


Financial Results. Profit contribution decreased $38 million or 20 percent compared with the first quarter of 2000, primarily as a result of a higher loan loss provision. Over the same period, net income decreased $23 million. Net interest income increased $2 million or 1 percent compared to the first quarter of 2000 as average loans outstanding were up $2.5 billion or 7 percent with the increase coming from Regional Corporate Financial Services and Dealer Financial Services. Overall, loan spreads narrowed partly from increased carrying cost of nonperforming loans. Falling interest rates also compressed deposit spreads. The loan loss provision increased $38 million to $55 million, due to an increase in risk levels, particularly in the large corporate portfolio. An amount paid to a third party to assume Wachovia's risk under letters of credit on certain nonperforming lending relationships caused the 3 percent decrease in other income. This charge offset increases in service charges and letter of credit fees. Other expense decreased $2 million or 1 percent due to a decline in staff expenses related to Wachovia's strategic realignment effort that offset increases in professional services and systems development that support new products and revenue initiatives.


Consumer


Consumer aspires to be the preferred provider of financial services to consumers and small businesses in Wachovia's regional markets. To achieve this goal, Consumer develops customer relationships for the greatest lifetime value, manages the cost of the sales and service network and pursues opportunities to attract and serve customers through traditional and digital channels. It targets consumers, worksite groups and small businesses throughout the Southeast, offering a broad array of competitively priced products and services. Consumer is also important to the entire Wachovia franchise because of the value provided to Wachovia's other business segments by its branch network, brand identity and customer base.


Products and Services. Consumer provides traditional retail banking services, including mortgage lending, deposit products and consumer loans, to 4 million customers. It also offers access to investment and insurance products to these customer segments. Delivery channels include 754 traditional and in-store branches and worksite centers, 1,465 ATMs and 28 kiosks, Wachovia on Call and the Internet. Wachovia ranks among the top ten nationally in Visa(R) Check Card sales volume, according to a study conducted by Visa(R). Campus Card programs provide card-based banking access to students and faculty at nine university campuses, and Wachovia At Work serves employees of more than 5,200 companies.


The Internet is growing in importance as a forum for financial services. Approximately 540,000 of Wachovia's demand deposit customers are enrolled in Internet banking, up from approximately 500,000 at year-end and 226,000 the prior year. Wachovia's Internet site, wachovia.com, serves as a financial portal with extensive account information and transaction capability supported by relevant financial news.


Industry Dynamics and Strategy. Consumer operates in some of the country's most attractive retail growth markets, including Florida, Georgia, South Carolina, North Carolina and Virginia. The majority of Wachovia's deposits are in large, high-growth metropolitan areas within this region. Consumer's strategy is to assess customer relationship potential, identify financial needs and achieve alignment between needs, service expectations and price, thereby delivering optimal value to each customer. Specific initiatives to implement this strategy include:

o Information-Based Relationship Managementsm. Wachovia has developed strong proprietary data and analytical tools around its customers' buying behaviors that are used to proactively identify customer needs for targeted product development and sales activities. The Profitable Relationship Optimization
  (PRO) desktop technology connects to data warehouses that analyze customer information and anticipate the next likely desired service. Personal Financial Advisors, small business and branch bankers are trained to use solution-based selling skills supported by this technology to better serve more than 400,000 high-potential customers.


o Wachovia at Work and Campus Banking Programs. These strategies involve deploying Wachovia products and services through employers and universities to provide access to employees and students.


o Market Network Strategy. Network optimization models provide an analytical framework to optimize customer points of presence while reducing branch network expenses. These models led to a number of branch openings, closings and consolidations.


o Selective Geographic Expansion. Wachovia continues to evaluate expansion opportunities in high-growth areas. During the first quarter of 2000, Wachovia completed the acquisition of Bank of Canton in the Atlanta area. Wachovia completed the acquisition of the National Bank of Commerce in suburban Orlando in the second quarter of 2000. During the first quarter of 2001, Wachovia completed the acquisition of Republic Security Financial Corporation, which serves 178,000 customers, giving Wachovia the 11th largest deposit share in Florida. Also during the first quarter of 2001, Wachovia completed a branch swap transaction that allows entry into the Tennessee market.


eBusiness activities at Wachovia are enterprise-wide. Advances in technology are rapidly transforming the financial services industry. The eBusiness Division provides corporate-wide eBusiness strategic planning, leadership and operational management for the entire corporation. Business units sponsor specific Internet initiatives to meet the dynamic demands of their customer groups. This collaborative structure maximizes the leverage from technology and research with the necessary responsiveness to customer requirements and deliverables. Wachovia's eBusiness strategy is to develop a personalized and seamlessly delivered customer experience when using wachovia.com and Wachovia's other web sites, macroworld.net, ijlwachovia.com and offitbank.com. eBusiness activities create value by aligning customer acquisition, retention, cross-selling and cost reduction throughout all customer segment and delivery channels.


Financial Results. Consumer's profit contribution increased $23 million or 19 percent from the same quarter last year. Net income increased $17 million or 29 percent over the same period. The acquisitions of Bank of Canton, National Bank of Commerce and Republic Security Bank and the branch dispositions in the third quarter of 2000 affect comparability between periods. Net interest income increased $7 million or 3 percent primarily due to the acquisition of Republic Security Bank as continued spread compression offset the positive effect of increases in loan and deposit volumes. Other income increased $15 million or 15 percent led by deposit service charges, reflecting an increase in returned check charges; mortgage fees, due to the lower rate environment; and electronic banking fees, as debit cards continue to gain wider acceptance. Total expenses were flat as decreases in advertising and equipment expense were offset by increases in staff and amortization expenses attributed to acquisitions.

Credit Card


Credit Card's mission is to be the preferred credit card issuer, recognized for value, fairness and long-term customer and employee relationships.


Products and Services. The Credit Card business segment is a full-service provider of consumer credit cards and merchant acquirer services. Credit Card manages most components of credit card processing in-house, with the exception of servicing business card products and the Partners First portfolio that are processed through outside vendors. Currently, 92 percent of Wachovia's credit card portfolio accrues interest at a variable rate and 34 percent of the accounts are within Wachovia's five-state geographic footprint.


Industry Dynamics and Strategy. The credit card industry is in a period of intense competition and consolidation. The significant marketing efforts required to attract and retain customers provide an advantage to large-scale operations. Although Credit Card remains a viable and profitable business, the outlook for limited growth potential led Wachovia to consider possible strategic alternatives. On February 6, 2001, Wachovia announced that it was investigating strategic alternatives for the credit card business, including maintaining the business, developing a joint venture or selling the business. On April 9, 2001, Wachovia announced that it had reached an agreement for Bank One Corporation ("Bank One") to acquire its consumer credit card business. The transaction is expected to close in the second quarter of 2001, subject to regulatory approval. The consumer credit card transaction includes most of the operations included in the Credit Card business segment as well as the securitized balances that are reflected in the Treasury & Administration business segment. Wachovia also announced that it had entered into a long-term agent bank relationship with Bank One under which Wachovia will offer its branded credit cards to customers with servicing provided by First USA, Bank One's credit card subsidiary.


Financial Results. Credit Card's first quarter 2001 profit contribution decreased $16 million or 27 percent from the same period in 2000. Net income decreased $12 million over the same period. Net interest income increased $8 million due to the acquisition of the Partners First portfolio, somewhat offset by a decrease in late fees. The provision for loan losses increased $18 million due, in part, to the acquisition of Partners First in February of 2000 and a higher contractual charge-off rate. Loan losses in 2001 were 5.35 percent of average loans outstanding compared with 4.48 percent in the first quarter of 2000. Lower cardholder spending caused other income to decline by $3 million. Total expenses increased $3 million due primarily to inclusion of the Partners First portfolio for the full quarter in 2001.


Treasury & Administration


The Treasury & Administration segment principally reflects asset and liability management for interest rate risk, management of the securities portfolio, internal compensation for funding sources and charges for funds used. Also reflected is the financial statement impact of credit card securitization transactions, since the Credit Card business segment is reported on a managed basis. Securitization involves the transfer of a pool of assets from the balance sheet to a master trust which then issues and sells to investors certificates representing a pro rata interest in the underlying assets. The transaction reduces interest income and the credit exposure associated with the transferred receivables while increasing credit card noninterest income in the form of gains on card sales, servicing fees and other excess revenue earned on the securitized loans. Other unallocated corporate costs and certain nonrecurring expenses are also included in Treasury & Administration.


Financial Results. Credit card securitization transactions and the securitized portion of the acquired Partners First credit card portfolio affect comparability with prior year results. In August 2000, Wachovia completed the securitization of $750 million in credit card receivables. Also during the third quarter of 2000, receivables included in the 1995-1 series securitization began to return to the balance sheet upon maturity. During the first quarter of 2001, receivables included in the Partners First 1998-2 series securitization began to return to the balance sheet upon maturity. The first quarter of 2000 includes only 2 months of Partners First average balances since the portfolio was acquired on February 1, 2000. In comparing the first quarter of 2001 to the same period of 2000, the securitization transactions and the securitized portion of the acquired Partners First portfolio had the net effect of reducing average loans outstanding by $565 million. The reduction in average balances caused by securitization activity was more than offset by an increase in the securities portfolio including approximately $240 million in fair value appreciation.


Treasury & Administration's profit contribution increased $50 million from the first quarter of 2000. Net income was up $29 million for the same period. Net interest income declined $2 million and the provision for loan losses decreased $7 million with the increase in securitized credit card receivables outstanding being the primary cause for each. Included in 2001 other income is a $42 million gain on Wachovia's equity investment in Star Systems, Inc. Wachovia recorded the gain upon Star's acquisition by Concord/EFS, a publicly held company. The $38 million increase in other income is explained by the gain on the Star investment and an increase of $9 million in gains realized from sales of securities offset by a decrease in credit card fee income related to securitizations. Total expenses, including allocated expenses, decreased $3 million, mostly due to a $15 million decrease in nonrecurring expenses.

Taxable Equivalent Rate/Volume Analysis -- First Quarter                 Table 6
--------------------------------------------------------------------------------


    Average Volume         Average Rate
---------------------- --------------------
       2001       2000       2001      2000
----------- ---------- ---------- ---------
(millions)                                         Interest Income
                                                   Loans:
 $ 17,385    $17,215        8.09      8.06         Commercial ...........................
      575        673        9.75      9.29         Tax-exempt ...........................
---------    -------
   17,960     17,888        8.15      8.10         Total commercial .....................
    1,392      1,108        8.70      8.70         Direct retail ........................
    4,380      3,804        8.39      7.89         Indirect retail ......................
    4,426      4,886       13.77     13.40         Credit card ..........................
      851        691       11.72     11.30         Other revolving credit ...............
---------    -------
   11,049     10,489       10.84     10.77         Total retail .........................
    3,529      2,455        8.58      8.87         Construction .........................
    9,244      7,994        8.30      8.31         Commercial mortgages .................
    9,644      7,860        8.08      7.82         Residential mortgages ................
---------    -------
   22,417     18,309        8.25      8.18         Total real estate ....................
    2,835      2,605        7.98      9.56         Lease financing ......................
    1,398      1,259        7.50      7.36         Foreign ..............................
---------    -------
   55,659     50,550        8.70      8.74         Total loans ..........................
                                                   Securities:
    1,021      1,094        7.62      7.70         Held-to-maturity .....................
    7,966      7,301        6.55      6.39         Available-for-sale ...................
---------    -------
    8,987      8,395        6.67      6.56         Total securities .....................
    1,224      1,245        5.73      6.25         Other earning assets .................
---------    -------
   65,870     60,190        8.37      8.38         Total interest-earning assets ........
    2,889      2,981                               Cash and due from banks ..............
    5,872      5,151                               Other assets .........................
     (831)      (567)                              Allowance for loan losses ............
---------    -------
 $ 73,800    $67,755                               Total assets .........................
=========    =======
                                                   Interest Expense
 $  5,051    $ 4,755        1.53      1.51         Interest-bearing demand ..............
   13,433     13,363        4.34      3.95         Savings and money market savings......
    9,744      8,966        5.92      5.28         Savings certificates .................
    4,045      4,025        6.21      5.61         Large denomination certificates ......
---------    -------
                                                   Total interest-bearing deposits
   32,273     31,109        4.61      4.17         in domestic offices ..................
                                                   Interest-bearing deposits in foreign
    3,454      3,764        5.52      5.55         offices ..............................
---------    -------
   35,727     34,873        4.70      4.32         Total interest-bearing deposits.......
   10,196      8,920        5.62      5.56         Short-term borrowed funds ............
   10,721      8,081        6.25      6.36         Long-term debt .......................
---------    -------
                                                   Total interest-bearing
   56,644     51,874        5.16      4.85         liabilities ..........................
                           -----     -----
                            3.21      3.53         Interest rate spread .................
                           -----     -----
    8,264      8,319                               Non interest-bearing deposits ........
    2,453      1,874                               Other liabilities ....................
    6,439      5,688                               Shareholders' equity .................
---------    -------
                                                   Total liabilities and
 $ 73,800    $67,755                               shareholders' equity .................
=========    =======
                                                   Net yield on interest-earning
                            3.93      4.20         assets and net interest income .......
                           =====     =====


                                                                                          Variance
                                                Interest                               Attributable to
                                       --------------------------                 -------------------------
                                               2001          2000        Variance         Rate       Volume
                                       ------------ ------------- --------------- ------------ ------------
Interest Income                                                       (thousands)
Loans:
Commercial ...........................  $  346,945   $   344,896   $       2,049   $      636   $    1,413
Tax-exempt ...........................      13,837        15,559          (1,722)         715       (2,437)
                                        ----------   -----------   -------------
Total commercial .....................     360,782       360,455             327          185          142
Direct retail ........................      29,876        23,969           5,907            9        5,898
Indirect retail ......................      90,567        74,626          15,941        4,670       11,271
Credit card ..........................     150,285       162,812         (12,527)       4,086      (16,613)
Other revolving credit ...............      24,587        19,412           5,175          722        4,453
                                        ----------   -----------   -------------
Total retail .........................     295,315       280,819          14,496        1,601       12,895
Construction .........................      74,671        54,156          20,515       (1,853)      22,368
Commercial mortgages .................     189,112       165,228          23,884         (350)      24,234
Residential mortgages ................     192,201       152,780          39,421        5,102       34,319
                                        ----------   -----------   -------------
Total real estate ....................     455,984       372,164          83,820        3,247       80,573
Lease financing ......................      55,800        61,937          (6,137)     (11,129)       4,992
Foreign ..............................      25,859        23,049           2,810          408        2,402
                                        ----------   -----------   -------------
Total loans ..........................   1,193,740     1,098,424          95,316       (5,679)     100,995
Securities:
Held-to-maturity .....................      19,186        20,953          (1,767)        (237)      (1,530)
Available-for-sale ...................     128,650       115,909          12,741        2,805        9,936
                                        ----------   -----------   -------------
Total securities .....................     147,836       136,862          10,974        2,178        8,796
Other earning assets .................      17,283        19,372          (2,089)      (1,725)        (364)
                                        ----------   -----------   -------------
Total interest-earning assets ........   1,358,859     1,254,658         104,201       (2,832)     107,033
Cash and due from banks ..............
Other assets .........................
Allowance for loan losses ............

Total assets .........................

Interest Expense
Interest-bearing demand ..............      19,009        17,846           1,163          175          988
Savings and money market savings......     143,692       131,131          12,561       11,925          636
Savings certificates .................     142,244       117,737          24,507       14,270       10,237
Large denomination certificates ......      61,921        56,144           5,777        5,533          244
                                        ----------   -----------   -------------
Total interest-bearing deposits
in domestic offices ..................     366,866       322,858          44,008       32,402       11,606
Interest-bearing deposits in foreign
offices ..............................      46,986        51,922          (4,936)        (314)      (4,622)
                                        ----------   -----------   -------------
Total interest-bearing deposits.......     413,852       374,780          39,072       30,479        8,593
Short-term borrowed funds ............     141,407       123,317          18,090        1,354       16,736
Long-term debt .......................     165,096       127,764          37,332       (2,395)      39,727
                                        ----------   -----------   -------------
Total interest-bearing
liabilities ..........................     720,355       625,861          94,494       38,368       56,126
Interest rate spread .................
Non interest-bearing deposits ........
Other liabilities ....................
Shareholders' equity .................

Total liabilities and
shareholders' equity .................

Net yield on interest-earning
assets and net interest income .......  $  638,504   $   628,797   $       9,707      (44,180)      53,887
                                        ==========   ===========   =============

Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variances in proportion to the relationship of the absolute dollar amount of the change in each.


Securities available-for-sale are reported at amortized cost. Pretax unrealized gains of $91 million in 2001 and pretax unrealized losses of $149 million in 2000 are included in other assets for purposes of this presentation.

CONSOLIDATED FINANCIAL RESULTS


Net Interest Income


Wachovia's taxable equivalent net interest income rose $10 million or 1.5 percent from the first quarter of 2000 to $639 million. Signs that the U.S. economy was slowing prompted the Federal Reserve to lower short-term interest rates by 50 basis point each on three occasions during the first quarter. The rate reductions followed six rate increases beginning in July of 1999 and ending with a 50 basis point increase on May 16, 2000 when the economy appeared to be growing at an unsustainable pace leading to the risk of inflation. Upon each action by the Federal Reserve, Wachovia lowered or raised its prime lending rate to keep pace with the changes in funding costs. For first quarter 2001, Wachovia's average prime lending rate and the average federal funds rate were
8.62 percent and 5.59 percent, respectively, compared with 8.69 percent and 5.66 percent, respectively, a year ago.


Wachovia's net yield on interest-earning assets was 3.93 percent compared with
4.20 percent reported for the first quarter of 2000. Several factors contributed to the lower net yield on interest earning assets including credit card securitization transactions and other changes in earning asset mix, the carrying cost of nonperforming loans and greater competition for funding sources. Loan growth slowed from the strong pace achieved a year ago although it continued to outpace growth in core deposits leading to greater use of wholesale sources to fund loan demand. Although this contributed positively to net interest income, it had a dilutive effect on the net yield on interest-earning assets. Competition for deposits resulted in narrowing spreads on new certificates of deposit.


The average yield on interest-earning assets decreased 1 basis point from the first quarter of 2000 although yields were up in each individual interest earning asset category with the exception of construction and commercial mortgages, lease financing and other interest earning assets. The average yield on direct retail loans was unchanged from a year ago. A shift in earning asset mix kept the overall interest earning asset yield from reflecting the rise in rates from a year ago, particularly in the loan portfolio. Growth in real estate categories accounted for approximately 80 percent of overall loan growth from the first quarter of 2000. In first quarter 2001, real estate loans comprised approximately 40 percent of the loan portfolio compared with 36 percent a year ago. Credit card securitization activity and portfolio attrition reduced the balance of credit card loans leading to some suppression of the average yield in the retail portfolio.


The average rate on interest-bearing liabilities increased by 31 basis points from the first quarter of 2000, however, it was down 47 basis points from the fourth quarter 2000. The rates paid on savings and money market savings accounts and savings certificates are the principal drivers of the higher funding costs. Wachovia's Premiere money market account is the main driver of higher rates within the savings and money market savings category. Rates on the Premiere product lagged market rates when they were rising and are lagging in the falling rate environment. The decision to lag the market in rate reductions is part of a successful strategy to attract and retain deposit balances, particularly with high wealth customers. Compared with the fourth quarter of 2000, the average rate on savings and money market savings deposits was down 30 basis points. Due to various savings certificate promotions in the latter half of 2000, the average rate on savings certificates did not fall as rapidly as market rates over the last two quarters.

Related Balance Sheet Analysis


Loan growth slowed in the latter half of 2000 and continued at the slower pace through the first quarter of 2001 due in part to some general softness in demand brought on by slowing economic conditions and more caution and selectivity in light of increasing risk. Comparing first quarter 2001 to first quarter 2000, average loans increased $5.109 billion or 10.1 percent with approximately 80 percent of the increase in the real estate categories. Adjusting for acquisitions and securitization transactions, loan growth over the same period was approximately 8 percent. Compared with fourth quarter 2000, average loan growth was 10.2 percent or less than 4 percent when adjusted for the effect of securitization activity and the acquisition of Republic Security Bank.


Period-End Loans by Category                                             Table 7
--------------------------------------------------------------------------------
(thousands)


                                       March 31          Dec. 31         Sept. 30          June 30         March 31
                                           2001             2000             2000             2000             2000
                                   --------------   --------------   --------------   --------------   --------------
Commercial .....................    $16,897,378      $17,660,562      $18,005,046      $17,823,579      $17,160,717
Tax-exempt .....................        548,246          605,165          657,441          668,953          673,634
                                    -----------      -----------      -----------      -----------      -----------
  Total commercial .............     17,445,624       18,265,727       18,662,487       18,492,532       17,834,351
Direct retail ..................      1,514,825        1,338,265        1,286,724        1,270,661        1,160,287
Indirect retail ................      4,571,517        4,219,917        4,159,669        3,985,073        3,856,229
Credit card ....................      4,399,276        4,494,303        4,167,158        4,690,595        4,860,455
Other revolving credit .........        861,828          834,555          787,515          761,049          715,317
                                    -----------      -----------      -----------      -----------      -----------
  Total retail .................     11,347,446       10,887,040       10,401,066       10,707,378       10,592,288
Construction ...................      3,746,881        3,370,031        3,206,898        2,960,285        2,577,621
Commercial mortgages ...........      9,576,763        9,025,271        8,893,611        8,423,985        8,164,304
Residential mortgages ..........     10,394,934        9,234,080        8,987,962        8,558,292        7,994,283
                                    -----------      -----------      -----------      -----------      -----------
  Total real estate ............     23,718,578       21,629,382       21,088,471       19,942,562       18,736,208
Lease financing ................      2,805,779        2,839,386        2,777,382        2,701,108        2,696,605
Foreign ........................      1,385,747        1,380,186        1,295,778        1,308,777        1,265,864
                                    -----------      -----------      -----------      -----------      -----------
  Total loans ..................    $56,703,174      $55,001,721      $54,225,184      $53,152,357      $51,125,316
                                    ===========      ===========      ===========      ===========      ===========

Managed Credit Card Data                                                 Table 8
--------------------------------------------------------------------------------
(thousands)


                                                             2001                                 2000
                                                   ----------------  ---------------------------------------------------------------
                                                            First           Fourth           Third          Second           First
                                                          Quarter          Quarter         Quarter         Quarter         Quarter
                                                   ----------------  --------------- --------------- --------------- ---------------
Average credit card loans .........................  $  7,876,095      $ 7,969,019     $ 8,012,939     $ 8,135,853     $ 7,771,010
Period-end loans ..................................     7,673,148        8,140,257       7,981,510       8,085,573       8,256,409
Net loan losses ...................................       105,350           98,539          99,146         100,207          87,040
Annualized net loan losses to average loans .......          5.35%            4.95%           4.95%           4.93%           4.48%
Delinquencies (30 days or more) to period-end
 loans ............................................          4.79             4.21            4.03            3.74            3.72

Average balances of securities for the first quarter of 2001 increased in comparison to both the first and fourth quarters of 2000 partially due to the inclusion of the Republic Security Bank portfolio and the purchase of mortgage backed securities in anticipation of scheduled maturities. Over the past year, Wachovia has maintained the securities portfolio at a fairly consistent level.

Securities                                                               Table 9
--------------------------------------------------------------------------------
March 31, 2001 (thousands)

Securities available-for-sale at fair value:
  U.S. Government and agency .................................   $2,508,986
  Mortgage-backed ............................................    4,902,593
  Other ......................................................      695,055
                                                                 ----------
    Total available-for-sale .................................    8,106,634
Securities held-to-maturity:
  U.S. Government and agency .................................      414,873
  Mortgage-backed ............................................      311,884
  State and municipal ........................................      211,542
  Other ......................................................        5,462
                                                                 ----------
    Total held-to-maturity ...................................      943,761
                                                                 ----------
    Total securities .........................................   $9,050,395
                                                                 ==========

The increase in average other assets from the first and fourth quarters of 2000 as presented on the Taxable Equivalent Rate/Volume Variance Analysis table is primarily due to the change in the mark-to-market adjustment on securities classified as available-for-sale. Securities available-for-sale had an unrealized gain of $91 million in the first quarter of 2001 compared with unrealized losses of $30 million and $149 million, respectively, in the fourth and first quarters of 2000. An increase in intangible assets resulting from acquisitions and the unrealized gains on derivative securities qualifying as hedges accounted for most of the remaining increase.


Excluding the effects of acquisitions and branch sales in the third quarter of 2000, average interest-bearing core deposits (interest-bearing deposits excluding large denomination certificates of deposit and foreign deposits) increased approximately 3 percent from the first quarter of 2000. Compared with the fourth quarter of 2000, interest-bearing core deposits increased at an annualized rate of approximately 7 to 8 percent. Republic Security Bank added approximately $520 million in interest-bearing core deposits.


Wachovia utilizes a wide variety of wholesale funding sources including large denomination certificates of deposit, foreign deposits, repurchase agreements, federal funds, Federal Home Loan Bank advances, trust preferred securities, bank notes and senior and subordinated debt to fund the balance sheet. The mix and characteristics of wholesale funding are determined based on interest rate risk management, liquidity needs and available pricing. Subordinated debt and trust preferred securities are used for capital management purposes since they qualify for inclusion in Tier II and Tier I capital, respectively, for risk based capital purposes. Several large debt transactions affect comparability of both period-end and average balances between reported periods. On March 31, 2000, Wachovia issued $300 million in subordinated debt that replaced $300 million in subordinated debt that matured on December 15, 1999. On July 6, 2000, Wachovia issued $550 million in senior debt securities followed by $300 million in subordinated securities issued by Wachovia Bank on July 24, 2000. On October 4, 2000, Wachovia issued $300 million in fixed rate senior securities. During 2000 Wachovia increased its borrowings from the Federal Home Loan Bank ("FHLB") significantly with borrowings with maturities between five and seven years.

Liquidity Management


Wachovia manages liquidity at both the parent and subsidiary levels through active management of the balance sheet. Parent company liquidity comes from short-term investments that can be sold immediately, the ability to issue debt and equity securities, and from dividends and interest income from subsidiaries. At March 31, 2001, Wachovia Corporation had $2.362 billion in interest-bearing balances with Wachovia Bank, and $750 million available for issuance as senior or subordinate debt securities under existing shelf registrations filed with the Securities and Exchange Commission. At April 1, 2001, $746 million was available from Wachovia's bank subsidiaries to pay dividends to Wachovia Corporation without prior regulatory approval. As a back-up liquidity facility for commercial paper, Wachovia has $445 million in lines of credit from unaffiliated banks. No borrowings have occurred under these lines.


Wachovia Corporation's senior notes are rated AA- by Fitch, A1 by Moody's and A+ by Standard & Poor's, and its subordinated notes are rated A+ by Fitch, A2 by Moody's and A by Standard & Poor's. The subordinated debt securities qualify for inclusion in Tier II capital under risk-based capital guidelines. Capital securities, also classified as part of other long-term debt, totaled $997 million at March 31, 2001. The capital securities are rated A+ by Fitch, a1 by Moody's and A by Standard & Poor's and qualify as Tier I capital under risk-based capital guidelines.


Through its global bank note program, Wachovia Bank is authorized to issue up to $17.6 billion of bank notes. The global bank note program consists of issuances with original maturities beginning at seven days. Bank notes with original maturities of one year or less are included in other short-term borrowed funds, and bank notes with original maturities greater than one year are considered medium-term in nature and are classified as long-term debt. Under the existing offering circular, Wachovia Bank can have outstanding up to $10 billion of notes at any one time with original maturities from 7 to 270 days. Wachovia Bank may issue up to an aggregate of $8 billion of notes with maturities of more than 270 days. At March 31, 2001, Wachovia Bank had approximately $6.4 billion of the notes with maturities of more than 270 days available under the existing authorization. Short-term bank notes outstanding as of March 31, 2001 were $25 million, with an average cost of 6.22 percent and an average maturity of less than one month. Medium-term bank notes were $1.899 billion on the same date, with an average cost of 5.49 percent and an average maturity of 5.2 years. Short-term issues under the global bank note program are rated F1+ by Fitch, P-1 by Moody's and A-1+ by Standard & Poor's, while medium-term issues are rated AA-by Fitch, Aa3 by Moody's and AA- by Standard & Poor's.

Allowance for Loan Losses


Wachovia's allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in the loan portfolio as of the date of the financial statements. At March 31, 2001, the allowance for loan losses was $851 million or
1.50 percent of outstanding loans compared with $823 million or 1.50 percent and $596 million or 1.17 percent at December 31, 2000 and March 31, 2000, respectively. The allowance for loan losses varied over the periods presented due to changes in the portfolio's risk profile. Compared with a year ago, the increase in the allowance at March 31, 2001 was due to a rise in the level of nonperforming loans and downward migration on Wachovia's internal loan risk grades. External factors such as lower corporate earnings growth, rising default rates and an increase in the ratio of credit rating downgrades to upgrades indicate rising risk in the corporate lending environment.


Nonperforming loans decreased $90 million from December 31, 2000, but were up $184 million from March 31, 2000. The level has fallen from December 31, 2000, primarily from the sale or charge-off of nonperforming loans. Looking forward, management believes that the credit cycle has not peaked as evidenced in some continued softening in reported corporate earnings, a general lowering of future earnings expectations by public companies and continued announcements concerning layoffs. The ultimate length and severity of the current credit cycle will depend on the direction of the economy that showed signs of continued slowing during the first quarter. For the most part, the effects of the slowing economy have been limited to the large corporate portfolio, although the charge-off and delinquency rates in the credit card portfolio were up during the first quarter of 2001. Management continues to monitor the loan portfolio and is taking appropriate action to proactively reduce credit exposure. Early in the first quarter, Wachovia formed a workout group comprised of approximately 30 highly experienced bankers that has been successful in trimming exposure to problem loans.

Allowance for Loan Losses                                               Table 10
--------------------------------------------------------------------------------
(thousands)



                                                             2001                          2000
                                                    ------------- ------------------------------------------------------
                                                           First        Fourth        Third        Second         First
                                                         Quarter       Quarter      Quarter       Quarter       Quarter
                                                    ------------- ------------- ------------ ------------- -------------
Summary of Transactions
Balance at beginning of period ....................   $ 822,560     $ 799,461     $799,351     $ 595,655     $ 554,810
Additions from acquisitions .......................      25,739            --           --         3,289        40,504
Provision for loan losses .........................     121,500       117,463      123,956       273,365        73,666
Deduct net loan losses:
 Loans charged off:
  Commercial ......................................      41,689        35,871       70,573        14,991        11,280
  Credit card .....................................      69,020        59,970       57,099        62,469        62,883
  Other revolving credit ..........................       2,979         2,627        2,819         2,219         2,379
  Other retail ....................................      13,282         9,325        8,437         8,124         9,875
  Real estate .....................................       9,242         2,513          887         1,612         1,220
  Lease financing .................................         834           262          226           404           568
  Foreign .........................................          --            --           --            --            --
                                                      ---------     ---------     --------     ---------     ---------
    Total .........................................     137,046       110,568      140,041        89,819        88,205
 Recoveries:
  Commercial ......................................       1,925         2,047        1,673           583           621
  Credit card .....................................      11,241        10,806       10,446        12,096        10,129
  Other revolving credit ..........................         520           411          480           641           647
  Other retail ....................................       2,937         2,072        2,441         3,018         2,566
  Real estate .....................................       1,625           794        1,033           402           786
  Lease financing .................................          81            74          122           121           131
  Foreign .........................................          --            --           --            --            --
                                                      ---------     ---------     --------     ---------     ---------
    Total .........................................      18,329        16,204       16,195        16,861        14,880
                                                      ---------     ---------     --------     ---------     ---------
 Net loan losses ..................................     118,717        94,364      123,846        72,958        73,325
                                                      ---------     ---------     --------     ---------     ---------
Balance at end of period ..........................   $ 851,082     $ 822,560     $799,461     $ 799,351     $ 595,655
                                                      =========     =========     ========     =========     =========
Net Loan Losses (Recoveries) by Category
Commercial ........................................   $  39,764     $  33,824     $ 68,900     $  14,408     $  10,659
Credit card .......................................      57,779        49,164       46,653        50,373        52,754
Other revolving credit ............................       2,459         2,216        2,339         1,578         1,732
Other retail ......................................      10,345         7,253        5,996         5,106         7,309
Real estate .......................................       7,617         1,719         (146)        1,210           434
Lease financing ...................................         753           188          104           283           437
Foreign ...........................................          --            --           --            --            --
                                                      ---------     ---------     --------     ---------     ---------
    Total .........................................   $ 118,717     $  94,364     $123,846     $  72,958     $  73,325
                                                      =========     =========     ========     =========     =========
Net loan losses -- excluding credit cards .........   $  60,938     $  45,200     $ 77,193     $  22,585     $  20,571
Annualized Net Loan Losses (Recoveries) to Average
 Loans by Category
Commercial ........................................         .89%          .75%        1.54%          .32%          .24%
Credit card .......................................        5.22          4.58         4.40          4.25          4.32
Other revolving credit ............................        1.16          1.10         1.21           .85          1.00
Other retail ......................................         .72           .53          .45           .40           .60
Real estate .......................................         .14           .03           --           .03           .01
Lease financing ...................................         .11           .03          .02           .04           .07
Foreign ...........................................          --            --           --            --            --
Total loans .......................................         .85           .70          .94           .56           .58
Total loans -- excluding credit cards .............         .48           .36          .64           .19           .18
Period-end allowance to outstanding loans .........        1.50          1.50         1.47          1.50          1.17

Nonperforming Assets and Contractually Past Due Loans                   Table 11
--------------------------------------------------------------------------------
March 31, 2001



                                                         Mar. 31       Dec. 31      Sept. 30       Jun. 30       Mar. 31
                                                            2001          2000          2000          2000          2000
                                                     ------------- ------------- ------------- ------------- -------------
Nonperforming Assets
Nonaccrual loans ...................................   $ 410,064     $ 499,899     $ 444,880     $ 283,577     $ 226,176
Restructured loans .................................          --            --            --            --            --
                                                       ---------     ---------     ---------     ---------     ---------
  Total nonperforming loans ........................     410,064       499,899       444,880       283,577       226,176
Foreclosed property:
 Foreclosed real estate ............................      18,712        13,855        12,794        12,946        17,665
 Less valuation allowance ..........................       1,960         2,210         2,429         2,867         4,077
 Other foreclosed assets ...........................      10,148         9,733         6,501         5,060         6,343
                                                       ---------     ---------     ---------     ---------     ---------
  Total foreclosed property ........................      26,900        21,378        16,866        15,139        19,931
                                                       ---------     ---------     ---------     ---------     ---------
  Total nonperforming assets .......................   $ 436,964     $ 521,277     $ 461,746     $ 298,716     $ 246,107
                                                       =========     =========     =========     =========     =========
Nonperforming loans to period-end loans ............         .72%          .91%          .82%          .53%          .44%
Nonperforming assets to period-end loans and
 foreclosed property ...............................         .77           .95           .85           .56           .48
Period-end allowance for loan losses times
 nonperforming loans ...............................        2.08x         1.65x         1.80x         2.82x         2.63x
Period-end allowance for loan losses times
 nonperforming assets ..............................        1.95          1.58          1.73          2.68          2.42
Contractually Past Due Loans
 (accruing loans past due 90 days or more) .........   $ 158,623     $ 155,008     $ 123,079     $ 127,218     $ 126,318
                                                       =========     =========     =========     =========     =========

At March 31, 2001, Wachovia's nonperforming assets represented .77 percent of total loans and foreclosed property compared with .95 percent and .48 percent at December 31, 2000 and March 31, 2000, respectively.


The provision for loan losses charged to earnings was an amount sufficient to position the allowance for loan losses at the appropriate level as described above. For the first quarter the provision for loan losses was $122 million compared with $74 million for the same period of 2000. The increase in the provision is consistent with higher credit risk in the loan portfolio.


Looking forward, management remains watchful of credit quality issues and some further increase in nonperforming loans could be experienced over the next few quarters. It is difficult to predict the exact magnitude and timing as much of the credit deterioration is driven by specific events that are not easily predicted.

Noninterest Income


Other operating revenue, which excludes securities transactions, grew $21 million or 4.4 percent for the first quarter from a year earlier. Growth occurred in most categories although a sharp drop in credit card income and investment fees offset the growth in other line items. The first quarter of 2001 included a gain of $42 million on Wachovia's investment in Star Systems, Inc. upon its merger with Concord/EFS, a publicly traded company. Adjusting for the effects of acquisitions and securitization transactions, operating revenue grew approximately 1 percent from first quarter 2000.


Service charges on deposit accounts grew $3 million or 3.4 percent from the first quarter of 2000 with all of the increase coming from returned check charges. The increase in returned check charges is primarily due to a higher occurrence rate although increased fees and improvement in the collection rate also contributed.

Noninterest Income                                                      Table 12
--------------------------------------------------------------------------------
(thousands)


                                                                  2001                       2000
                                                            ------------ -----------------------------------------------
                                                                 First      Fourth       Third      Second       First
                                                               Quarter     Quarter     Quarter     Quarter     Quarter
                                                            ------------ ----------- ----------- ----------- -----------
Service charges on deposit accounts .......................  $ 104,282    $106,655    $106,765    $104,380    $100,811
Fees for trust services ...................................     57,090      57,417      56,636      54,189      51,234
Credit card income -- net of interchange payments .........     53,774      72,851      82,337      71,463      71,182
Investment fees ...........................................     75,864      76,521      80,065      81,439      96,770
Capital markets income ....................................     48,166      40,115      40,092      45,014      44,786
Electronic banking ........................................     26,770      27,029      26,254      26,153      23,396
Mortgage fees .............................................      8,368       7,082       7,373       5,921       5,001
Bankers' acceptance and letter of credit fees .............     13,547      14,948      15,102      13,671      11,597
Other service charges and fees ............................     37,671      38,606      34,038      30,361      29,181
Other income ..............................................     66,054      29,377      71,328      37,708      36,841
                                                             ---------    --------    --------    --------    --------
  Total other operating revenue ...........................    491,586     470,601     519,990     470,299     470,799
Securities gains (losses) .................................      9,076        (480)       (163)         59         167
                                                             ---------    --------    --------    --------    --------
  Total ...................................................  $ 500,662    $470,121    $519,827    $470,358    $470,966
                                                             =========    ========    ========    ========    ========

Trust fees were up $6 million or 11.4 percent despite softening market conditions that eroded the value of assets under management. Due to the use of tiered pricing structures, a reduction in the value of assets under management does not proportionately reduce fee income derived from the value of managed assets. Successful sales efforts, particularly with institutional customers, offset the reduction in fees caused by declining asset values.

Credit card income was down $17 million or 24.5 percent from the first quarter of 2000 as a result of a combination of factors. Lower purchase volume and portfolio attrition led to lower interchange fees, membership fees and overlimit fees. The decline in purchase volume and portfolio attrition also contributed to the lower excess servicing fees received on securitized receivables that is the most significant component of the decline in overall credit card fees. Also contributing to the drop in excess servicing fees was the higher loss rate in the off balance sheet portfolio. The acquisition of Partners First and securitization activity affect comparisons between periods. Adjusting for those transactions, credit card income is down approximately 29 percent from a year ago.

Investment fees were down $21 million or 21.6 percent from the first quarter of 2000, however when compared with the fourth quarter of 2000, the decline is less than 1 percent. The equity markets and trading activity reached record levels during the first quarter of 2000 leading to a higher level of equity commissions and mutual fund fees. Market conditions since the first quarter of 2000 have been much less favorable, and as a result, equity commissions and mutual fund fees were lower than a year ago.

Capital markets income was up $3 million or 7.5 percent from the first quarter of 2000 despite some continued softness in market conditions. Fixed income trading account profits and loan syndication fees were down from a year ago but that decline was more than offset by increases in derivative income, consulting fees and asset backed finance fees.

Electronic banking fees were up $3 million or 14.4 percent from a year ago on higher debit card transaction volume resulting in increased interchange fees. Mortgage fees were also up $3 million or 67.3 percent from the first quarter of 2000 due to increasing demand for fixed rate mortgages in the lower rate environment. Wachovia originates and sells fixed rate mortgages and receives a fee for the sale of the servicing rights.

Other service charges and fees increased $8 million or 29.1 percent from the first quarter of 2000. Most of the increase was in insurance premiums and commissions reflecting core business growth and the acquisition of DavisBaldwin in the fourth quarter of 2000. Property and casualty commissions were up over $3 million reflecting the acquisition of

DavisBaldwin. Servicing fees received on securitized credit card receivables were up from the first quarter of 2000 that included only two months of Partners First.


Other income increased $29 million from the first quarter of 2000 due to recognition of the gain on the investment in Star Systems, Inc. The gain was partially offset by an amount paid to a third party to assume Wachovia's liability under letters of credit relating to certain nonperforming loans that were sold.

Noninterest Expense


Noninterest expense was down $6 million or less than 1 percent from the first quarter of 2000. Excluding nonrecurring expenses, operating expense rose $9 million or 1.4 percent from a year ago. Operating expenses for the first quarter of 2001 reflect management's expense control efforts and the added expense base of acquired entities. Excluding the effect of acquisitions, operating expenses were down approximately 2 percent. Nonrecurring expenses include restructuring charges, merger-related expenses, and a litigation settlement charge. The restructuring charge recorded in the first quarter of 2001 is explained in more detail on page 27. The litigation settlement charge recorded in the first quarter of 2000 resulted from an agreement reached with the U. S. Department of Labor to settle litigation stemming from a lawsuit begun against South Carolina National Bank (a predecessor of Wachovia Bank) in May 1991.


Noninterest Expense                                                     Table 13
--------------------------------------------------------------------------------
(thousands)


                                                                    2001                           2000
                                                            -------------- ---------------------------------------------------
                                                                   First        Fourth        Third       Second       First
                                                                 Quarter       Quarter      Quarter      Quarter     Quarter
                                                            -------------- ------------- ------------ ------------ -----------
Salaries ..................................................   $  279,456     $ 241,206     $275,249     $282,610    $287,629
Employee benefits .........................................       55,217        53,022       50,494       52,881      56,252
                                                              ----------     ---------     --------     --------    --------
  Total personnel expense .................................      334,673       294,228      325,743      335,491     343,881
Net occupancy expense .....................................       41,087        39,911       40,229       40,684      39,526
Equipment expense .........................................       45,058        47,684       45,274       45,908      49,195
Postage and delivery ......................................       12,800        13,023       13,196       13,661      13,817
Outside data processing, programming and software .........       31,246        31,429       27,419       25,918      26,874
Stationery and supplies ...................................        9,605         9,227        9,484       10,037       9,072
Advertising and sales promotion ...........................       12,268        16,644       16,752       16,938      16,649
Professional services .....................................       17,592        26,495       21,245       18,639      13,532
Travel and business promotion .............................        9,461        10,526        9,483       11,202       9,572
Telecommunications ........................................       15,619        15,561       15,373       15,471      14,726
Amortization of intangible assets .........................       25,038        23,864       24,330       23,906      20,797
Foreclosed property expense -- net of income ..............          985           109         (349)        (220)     (2,722)
Other expense .............................................       63,138        56,803       60,646       64,784      54,901
                                                              ----------     ---------     --------     --------    --------
  Total operating expense .................................      618,570       585,504      608,825      622,419     609,820
Merger-related charges ....................................           --            --       11,928        8,872       8,158
Litigation settlement charge ..............................           --            --           --           --      20,000
Restructuring charge ......................................       13,152        19,543       87,944           --          --
                                                              ----------     ---------     --------     --------    --------
  Total ...................................................   $  631,722     $ 605,047     $708,697     $631,291    $637,978
                                                              ==========     =========     ========     ========    ========
Overhead ratio* ...........................................         55.9%         54.7%        61.1%        56.4%       58.0%
Operating overhead ratio ..................................         54.7          53.0         52.5         55.6        55.5

* Noninterest expense as a percentage of taxable equivalent net interest income and total other operating revenue.

Total personnel expense was down $9 million or 2.7 percent from the first quarter of 2000 reflecting the success of Wachovia's expense control initiatives and lower incentive pay commensurate with lower revenue levels in market sensitive businesses. The success of the initiatives becomes more evident when adjusted for the personnel expenses added by acquisitions. Exclusive of acquisitions, total personnel expense was down approximately 5 percent from a year ago. At March 31, 2001, Wachovia had 21,069 full time equivalent employees, including 890 added with the acquisition of Republic Security Bank, compared with 21,647 a year earlier.

Equipment expense decreased $4 million or 8.4 percent from the first quarter of 2000 but is mostly level with the second, third and fourth quarters of 2000. The reduction reflects management's expense control efforts, and lower depreciation of personal computer and peripheral equipment, adjusted for lower staffing levels.


Advertising and sales promotion expense was down $4 million or 26.3 percent from the first quarter of 2000, primarily due to lower spending on credit card solicitation during the first quarter of 2001.


Professional services expense was up $4 million or 30 percent from the first quarter of 2000 although it was down from the second, third and fourth quarters of 2000 primarily due to the timing of projects. First quarter 2000 was lower than normal as several of the consulting projects planned during 2000 did not begin until later in the year. Many of those projects were completed in the late 2000/early 2001 time period causing first quarter of 2001 to fall below the level of the three preceding quarters but above first quarter 2000.


Amortization of intangible assets rose from prior year levels as a result of intangibles associated with the acquisitions of Republic Security and Partners First.


Other expense increased $8 million or 15 percent from the first quarter of 2000. Acquisitions accounted for most of the increase with the largest component being external processing fees paid to service the acquired Partners First credit card portfolio. Aside from the impact of acquisitions, overall expenses in the remaining categories were generally level with a year ago.

Restructuring Charge


On August 28, 2000, Wachovia announced the realignment of resources that called for the elimination of 1,800 positions. In connection with the restructuring plan, Wachovia incurred charges of $88 million and $19 million, respectively, during the third and fourth quarters of 2000. The remaining charge of $13 million to complete the project was incurred during the first quarter of 2001. The amounts expensed and paid during the first quarter are reported below.


Restructuring Charge                                                    Table 14
--------------------------------------------------------------------------------
(thousands)



                                                                                    Utilized
                                                      Balance at     Charge to        During       Balance at
                                                   Dec. 31, 2000      Earnings       Quarter    Mar. 31, 2001
                                                  ---------------   -----------   -----------   --------------
Severance and personnel-related costs .........       $ 38,233       $  5,226      $ 22,827        $ 20,632
Occupancy and other costs .....................          1,384          7,926         9,240              70
                                                      --------       --------      --------        --------
Total .........................................       $ 39,617       $ 13,152      $ 32,067        $ 20,702
                                                      ========       ========      ========        ========

Severance and personnel related costs include severance payments to terminated employees as well as benefits including pension, medical and job transition assistance. Occupancy and other costs represent asset impairment charges and other facility exit costs associated with the project. Included in occupancy and other costs are non-cash items of approximately $7 million.

Income Taxes


Applicable income taxes for the first quarter of 2001 increased $1 million or less than 1 percent from the first quarter of 2000. Wachovia's effective tax rate is slightly higher than 2000 due to an increase in nondeductible amortization associated with purchase business combinations.

Income Taxes                                                            Table 15
--------------------------------------------------------------------------------
(thousands)

                                                                      THREE MONTHS ENDED MARCH 31
                                                                      ---------------------------
                                                                           2001             2000
                                                                      ---------        ---------
Income before income tax expense ..................................   $ 377,281        $ 378,818
                                                                      =========       ==========
Federal income taxes at statutory rate ............................   $ 132,048        $ 132,587
State and local income taxes -- net of federal benefit ............       6,021            8,695
Effect of tax-exempt securities interest and other income .........     (11,576)         (11,269)
Other items .......................................................       8,696            4,098
                                                                      ---------       ----------
  Total income tax expense ........................................   $ 135,189        $ 134,111
                                                                      =========       ==========
Current:
 Federal ..........................................................   $  44,969        $  55,215
 Foreign ..........................................................         596              336
 State and local ..................................................       9,262           10,349
                                                                      ---------       ----------
  Total ...........................................................      54,827           65,900
Deferred:
 Federal ..........................................................      78,638           65,184
 State and local ..................................................       1,724            3,027
                                                                      ---------       ----------
  Total ...........................................................      80,362           68,211
                                                                      ---------       ----------
  Total income tax expense ........................................   $ 135,189        $ 134,111
                                                                      =========       ==========

New Accounting Standards


Effective January 1, 2001, Wachovia adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the risk being hedged are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in income.


Wachovia maintains derivative positions for both trading and risk management purposes. Trading derivatives are customer oriented, are marked-to-market through capital markets income and are unaffected by the application of FASB
133. Interest rate swaps and options are used as part of Wachovia's overall interest rate risk management and are designated as hedges of interest-earning assets and interest-bearing liabilities.


The adoption of FASB 133 on January 1, 2001, was immaterial to Wachovia's financial position and results of operations and resulted in a pre-tax increase to income of $83 thousand and a pre-tax increase to OCI of $1 million.


At March 31, 2001, Wachovia had fair value hedges with a notional amount of $5.487 billion mostly for the purpose of converting fixed rate funding to floating. Wachovia also hedges a small amount of fixed rate loans. At March 31, the fair value of these fair value hedge derivatives was $222 million. Year to date hedge ineffectiveness recognized in earnings from fair value hedges was a loss of $174 thousand.


At March 31, 2001, Wachovia had cash flow hedges with a notional amount of $1.058 billion mostly for the purpose of converting floating rate funding to fixed and to hedge both commercial and mortgage loans. The fair value of these cash flow hedges was a positive $902 thousand and their effect on OCI was an increase of $539 thousand, net of deferred taxes. Year to date, there has been no hedge ineffectiveness recognized on these cash flow hedges.


Finally, Wachovia maintains two positions that while used for risk management purposes, are not designated as hedges in accordance with FASB 133. As such, these derivatives are marked to market through earnings. Both of the positions mature during the second quarter of 2001 and as such should have a minimal future earnings impact. At March 31, 2000, the notional for these derivatives was $300 million with a positive fair value of $26 thousand.


In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FASB 140) which replaces FASB Statement No. 125. FASB 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. The statement is effective for transfers and servicing of financial assets or extinguishments of liabilities that occur after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is in the process of assessing the impact and plans to adopt the standard in accordance with the effective dates. Adoption is not expected to result in a material financial impact.


SHAREHOLDERS' EQUITY AND CAPITAL RATIOS


Shareholders' equity at March 31, 2001 was $6.865 billion, up $1.019 billion or
17.4 percent from $5.846 billion one year earlier and up $580 million or 9.2 percent from December 31, 2000. Included in shareholders' equity at the end of the first quarter of 2001 was $75 million, net of tax, of accumulated other comprehensive income comprised of $89 million in unrealized gains on securities available-for-sale, $15 million minimum pension liability and $539 thousand in unrealized gains on derivatives qualifying as cash flow hedges. This compared with accumulated other comprehensive losses of $88 million, net of tax, one year earlier and accumulated other comprehensive income of $30 million at December 31, 2000 which were entirely comprised of unrealized losses and gains on securities available-for-sale. The change in the value of securities available for sale is primarily due to the decline in interest rates.


Wachovia has two share repurchase authorizations outstanding. Wachovia may repurchase up to 8 million shares of its common stock under a January 28, 2000 authorization effective through January 25, 2002. Wachovia is also authorized to repurchase shares to offset the 6 million shares issued to acquire Republic Security Financial Corporation. As of March 31, 2001, a total of 792,530 shares had been repurchased under the January 28, 2000 authorization. No shares were repurchased during the first quarter of 2001. Management will continue to work within the guidelines of its share repurchase authorizations while assessing the best deployment of Wachovia's capital. Wachovia resumed repurchases in early May and expects that fully diluted shares would return to a level comparable with that at the end of 2000. Wachovia and its affiliates regularly purchase securities for their own accounts. In this connection, since April 16, 2001
(the date on which the proposed merger of Wachovia and First Union Corporation was announced), Wachovia and its affiliates have purchased approximately $18 million of First Union common stock in the open market. Wachovia and its affiliates intend to continue to purchase First Union common stock from time to time in the future consistent with applicable legal and regulatory requirements.


At its April 27, 2001 meeting, the Board of Directors declared a second quarter dividend of $.60 per share, payable June 1 to shareholders of record as of May
10. The dividend is higher by 11 percent from $.54 per share paid in the same quarter of 2000.

Intangible assets at March 31, 2001 totaled $1.506 billion, consisting of $1.157 billion of goodwill, $113 million of deposit base intangibles, $222 million in purchased credit card premiums and $14 million of other intangibles. The acquisition of Republic Security Financial Corporation added approximately $260 million in intangibles based on preliminary information. Intangible assets at the end of the first quarter of 2000 were $1.249 billion, with $913 million of goodwill, $76 million of deposit base intangibles, $259 million in purchased credit card premiums and $1 million of other intangibles.


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


Capital Components and Ratios                                           Table 16
--------------------------------------------------------------------------------
(thousands)


                                                      2001                                    2000
                                               --------------- ------------------------------------------------------------------
                                                       First          Fourth            Third           Second            First
                                                     Quarter         Quarter          Quarter          Quarter          Quarter
                                               --------------- --------------- ---------------- ---------------- ----------------
Tier I capital:
 Common shareholders' equity .................   $ 6,864,856     $ 6,284,539     $  6,090,164     $  5,936,044     $  5,846,430
 Trust capital securities ....................       997,213         997,119          997,025          996,932          996,838
 Less ineligible intangible assets ...........     1,316,300       1,071,679        1,040,066        1,057,314        1,040,021
 Unrealized (gains) losses on securities
  available-for-sale -- net of tax ...........       (74,602)        (30,312)          29,780           77,233           87,939
                                                 -----------     -----------     ------------     ------------     ------------
    Total Tier I capital .....................     6,471,167       6,179,667        6,076,903        5,952,895        5,891,186
Tier II capital:
 Allowable allowance for loan losses .........       851,082         822,560          799,461          799,351          595,655
 Allowable long-term debt ....................     2,464,279       2,463,031        2,542,833        2,242,780        2,407,529
                                                 -----------     -----------     ------------     ------------     ------------
    Tier II capital additions ................     3,315,361       3,285,591        3,342,294        3,042,131        3,003,184
                                                 -----------     -----------     ------------     ------------     ------------
    Total capital ............................   $ 9,786,528     $ 9,465,258     $  9,419,197     $  8,995,026     $  8,894,370
                                                 ===========     ===========     ============     ============     ============
Risk-adjusted assets .........................   $82,948,338     $81,856,272     $ 81,073,761     $ 80,796,945     $ 79,228,699
Quarterly average assets* ....................   $72,392,777     $70,803,380     $ 68,773,165     $ 68,559,502     $ 66,863,406
Risk-based capital ratios:
 Tier I capital ..............................          7.80%           7.55%            7.50%            7.37%            7.44%
 Total capital ...............................         11.80           11.56            11.62            11.13            11.23
Tier I leverage ratio ........................          8.94            8.73             8.84             8.68             8.81

* Excludes ineligible intangible assets and average unrealized gains and losses on securities available-for-sale, net of tax.


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


At March 31, 2001, the combined VaR exposure was $53 thousand representing .02 percent of the combined trading portfolio value of $337 million. The combined average VaR exposure for the first quarter of 2001 was $69 thousand representing
 .02 percent of the combined average trading portfolio value of $393 million. These VaR numbers are for the combined fixed income and equity trading portfolios.

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


The policy guideline limit for net income (after-tax changes in net interest income) simulation is a negative impact to net income of 7.5 percent for the up or down 200 basis point ramp scenarios when compared with the flat rate scenario. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 200 basis point gradual rise in rates over the next 12 months would cause approximately a .10 percent increase in net income at March 31, 2001 versus a 1.34 percent increase one year earlier. A gradual decrease in rates over the next 12 months would cause approximately a .50 percent decrease in net income as of March 31, 2001 compared with a 1.37 percent decrease at March 31, 2001. Wachovia runs additional scenarios beyond the standard shock and ramp scenarios, including yield curve steepening, flattening and inversion scenarios. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate components and understand the risk attributable to prepayments, caps and floors, and other options. Extensive assumptions testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepayments, the interest rate elasticity of core deposit rates and faster- or slower-growing balance sheets.


                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings

On April 20, 2001, an individual shareholder of Wachovia, purporting to represent a class of Wachovia shareholders, filed a complaint in the United States District Court for the Middle District of North Carolina, naming Wachovia, Leslie M. Baker, Jr., and Morris W. Offit as defendants. The plaintiff alleges in the complaint that the defendants breached their fiduciary duties to Wachovia's shareholders by entering into the merger agreement and related agreements with First Union Corporation. The plaintiff seeks to enjoin the merger with First Union and unspecified damages, including the fees of plaintiff's attorneys. Two additional shareholders, each purporting to represent a class of Wachovia shareholders, subsequently filed complaints in separate actions in North Carolina state court making substantially similar allegations. The first of such actions, filed in Forsyth County, North Carolina, names Wachovia and each of its directors as defendants and the second of such actions, filed in Guilford County, North Carolina, names Wachovia, each of its directors and Robert S. McCoy, Jr., Vice Chairman and Chief Financial Officer of Wachovia, as defendants.


Wachovia believes the above legal actions are without merit and intends to defend them vigorously.


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


(b) Reports on Form 8-K.


  A current report on Form 8-K dated January 17, 2001, was filed with the Securities and Exchange Commission announcing Wachovia Corporation's earnings for the quarter ended December 31, 2000.

  A current report on Form 8-K dated February 6, 2001, was filed with the Securities and Exchange Commission announcing that Wachovia was exploring strategic alternatives for its consumer credit card business.


  A current report on Form 8-K dated March 29, 2001, was filed with the Securities and Exchange Commission announcing that Wachovia was hosting an Investor Conference to discuss broad strategic goals at its headquarters in Winston-Salem with a simultaneous webcast. Materials presented on March 28, 2001 at Wachovia's Investor Conference were included as an exhibit.


  A current report on Form 8-K dated March 30, 2001, was filed with the Securities and Exchange Commission publishing materials presented on March 29, 2001 at Wachovia's Investor Conference.


  A current report on Form 8-K dated March 30, 2001, was filed with the Securities and Exchange Commission providing a five-year earnings projection and comments on earnings expectations for the first quarter and full year of 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WACHOVIA CORPORATION


                                   /s/ ROBERT S. MCCOY, JR.         May 11, 2001
                                   ------------------------
                                   By: Robert S. McCoy, Jr.
                                       Vice Chairman,
                                      Chief Financial Officer
                                       and Treasurer


                                   /s/ David L. Gaines              May 11, 2001
                                   ------------------------
                                   By: David L. Gaines
                                       Comptroller

                                  EXHIBIT INDEX


Exhibit
Number   Description
-------- -----------
 3.1 Amended and Restated Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 of Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-9021).
 3.2 Bylaws of the registrant as amended (incorporated by reference to Exhibit 3.2 of Form S-4 Registration Statement of Wachovia Corporation dated December 14, 1998, File No. 333-68823).
   4 Instruments defining the rights of security holders, including indentures -- Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.
 4.1 Articles IV, VII, IX, X and XI of the registrant's Amended and Restated Articles of Incorporation (included in Exhibit 3.1 hereto).
 4.2 Article 1, Section 1.8, and Article 6 of the registrant's Bylaws (included in Exhibit 3.2 hereto).
 4.3 Indenture dated as of May 15, 1986 between South Carolina National Corporation and Morgan Guaranty Trust Company of New York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures due in 2001 (incorporated by reference to Exhibit 28 of Form S-3 Registration Statement of South Carolina National Corporation, File No. 33-7710).
 4.4 First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation, Wachovia Corporation and Morgan Guaranty Trust Company of New York, Trustee, amending the Indenture described in Exhibit 4.3 hereto (incorporated by reference to Exhibit
         4.10 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021).
 4.5 Indenture dated as of March 15, 1991 between South Carolina National Corporation and Bankers Trust Company, as Trustee, relating to certain unsecured subordinated securities (incorporated by reference to Exhibit 4(a) of Form S-3 Registration Statement of South Carolina National Corporation, File No. 33-39754).
 4.6 First Supplemental Indenture dated as of January 24, 1992 by and among South Carolina National Corporation, Wachovia Corporation and Bankers Trust Company, as Trustee, amending the Indenture described in Exhibit
         4.5 hereto (incorporated by reference to Exhibit 4.12 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021).
 4.7 Indenture dated as of July 15, 1998 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4(b) of Form S-3 Registration Statement of Wachovia Corporation, File No. 333-59165).
 4.8 Indenture dated as of August 15, 1996 between Wachovia Corporation and The Chase Manhattan Bank, as Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4(a) of Post-Effective Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation, File No. 33-6280).
 4.9 Indenture between Wachovia Corporation, Wachovia Capital Trust II and First National Bank of Chicago, as Trustee, relating to Floating-Rate Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) (incorporated by reference to Exhibit 4(c) of Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).
 4.10 Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities (incorporated by reference to Exhibit 4(b)(iv) of Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).
 4.11 Preferred Securities Guarantee Agreement of Wachovia Corporation (incorporated by reference to Exhibit 4(g) of Amendment No. 1 of Form S-3 Registration Statement of Wachovia Corporation and Wachovia Capital Trust II dated January 22, 1997, File No. 333-19365).
 4.12 Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as Trustee, relating to $150,000,000 principal amount of subordinated debt securities (incorporated by reference to Exhibit 4.1 of Form 8-K of Central Fidelity Banks, Inc., dated November 18, 1992, File No. 0-8829).
 4.13 Indenture between Central Fidelity Banks, Inc., Central Fidelity Capital Trust I and The Bank of New York, as Trustee, relating to $100,000,000 Floating-Rate Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917).
 4.14 Amended and Restated Declaration of Trust of Central Fidelity Capital Trust I (incorporated by reference to Exhibit 4.4 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated April 23, 1997, File No. 333-28917).
 4.15 Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (incorporated by reference to Exhibit 4.6 of Form S-3 Registration Statement of Central Fidelity Banks, Inc., dated as of April 23, 1997, File No. 333-28917).
 4.16 Indenture dated as of June 30, 1997 by and between First Palm Beach Bancorp, Inc. and The Bank of New York, as Trustee, relating to the Company's 10.35% Senior Debentures due June 30, 2002 (incorporated by reference to the Exhibits to Form S-4 Registration Statement filed by First Palm Beach Bancorp, Inc. on September 11, 1997, Registration No. 333-35431).

Exhibit
Number   Description
-------- -----------
 4.17 Supplemental Indenture dated as of October 29, 1998 by and among the Company, First Palm Beach Bancorp, Inc. and The Bank of New York, as Trustee, relating to the Company's 10.35% Senior Debentures due June 30, 2002 (incorporated by reference to Exhibits to Form 8-K filed on November 2, 1998, File No. 000-14671).
 4.18 Second Supplemental Indenture dated as of December 20, 2000 by and between Republic Security Financial Corporation and The Bank of New York as Trustee, relating to the Company's 10.35% Senior Debentures due on June 30, 2002.
 4.19 Third Supplemental Indenture dated as of March 1, 2001 by and between Republic Security Financial Corporation, Wachovia Acquisition Corporation 2001-01 and The Bank of New York as Trustee, relating to the Company's 10.35% Senior Debentures due on June 30, 2002.
 4.20 Form of 10.35% Senior Debenture Due June 30, 2002 (incorporated by reference to Exhibit 4.2 of Report on Form 10-K of Republic Security Financial Corporation for the year ended December 31, 1999, File No. 000-14671).
 4.21 Form of Series B 10.35% Senior Debenture due June 30, 2002 (incorporated by reference to Exhibit 4.5 of Report on Form 10-K filed by First Palm Beach Bancorp, Inc. for the fiscal year ended September 30, 1997, File No. 0-21942).
10.1 Senior Management Incentive Plan of Wachovia Corporation as amended through January 1, 1999 (incorporated by reference to Exhibit 10.4 of Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1999, File No. 1-9021).
10.2 Wachovia Corporation Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of Report on Form 10-Q for Wachovia Corporation for the quarter ended March 31, 2000, File No. 1-9021).
10.3 Employment Agreement between Wachovia Corporation and L. M. Baker, Jr. dated as of November 29, 1999 (incorporated by reference to Exhibit
         10.3 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.4 Employment Agreement between Wachovia Corporation and Robert S. McCoy, Jr. dated as of July 28, 2000. (incorporated by reference to Exhibit
         10.4 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.5 Employment Agreement between Wachovia Corporation and G. Joseph Prendergast dated as of October 22, 1999 (incorporated by reference to Exhibit 10.5 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.6 Employment Agreement between Wachovia Corporation and Mickey W. Dry dated as of October 22, 1999 (incorporated by reference to Exhibit 10.6 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.7 Employment Agreement between Wachovia Corporation and Jean E. Davis dated as of October 22, 1999. (incorporated by reference to Exhibit
         10.7 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 2000, File No. 1-9021).
10.8 Form of Employment Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis) (incorporated by reference to Exhibit 10.8 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.9 Employment Agreement between Wachovia Corporation and Morris W. Offit dated as of May 13, 1999 (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement of Wachovia Corporation dated June 25, 1999, File No. 333-81627).
10.10    Senior Executive Retirement Agreement between Wachovia Corporation and
         L. M. Baker, Jr. dated as of November 29, 1999 (incorporated by reference to Exhibit 10.10 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.11 Senior Executive Retirement Agreement between Wachovia Corporation and Robert S. McCoy, Jr. dated as of July 28, 2000. (incorporated by reference to Exhibit 10.11 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.12    Senior Executive Retirement Agreement between Wachovia Corporation and
         G. Joseph Prendergast dated as of October 22, 1999 (incorporated by reference to Exhibit 10.12 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.13 Senior Executive Retirement Agreement between Wachovia Corporation and Mickey W. Dry dated as of October 22, 1999 (incorporated by reference to Exhibit 10.13 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.14 Senior Executive Retirement Agreement between Wachovia Corporation and Jean E. Davis dated as of October 22, 1999. (incorporated by reference to Exhibit 10.14 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 2000, File No. 1-9021).

Exhibit
Number     Description
---------- -----------

10.15 Form of Senior Executive Retirement Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis) (incorporated by reference to Exhibit
         10.15 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
10.16 Senior Management and Director Stock Plan of Wachovia Corporation (incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-Q of First Wachovia Corporation for the quarter ended March 31, 1989, File No. 1-9021).
10.17 1990 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.17 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1989, File No. 1-9021).
10.18 1996 Declaration of Amendment to Senior Management and Director Stock Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.24 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021).
10.19 Deferred Compensation Plan dated as of January 19, 1987, as amended (incorporated by reference to Exhibit 10(c) of Report on Form 10-K of South Carolina National Corporation for the year ended December 31, 1986, File No. 0-7042).
10.20 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 19(b) of Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042).
10.21 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10(d) of Report on Form 10-K of South Carolina National Corporation for the year ended December 31, 1988, File No. 0-7042).
10.22 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10.35 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1993, File No. 1-9021).
10.23 Amended and Restated Wachovia Corporation Stock Plan. (incorporated by reference to Exhibit 10.23 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.24 Wachovia Corporation Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.37 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021).
10.25 Wachovia Corporation Executive Insurance Plan (incorporated by reference to Exhibit 10.36 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1995, File No. 1-9021).
10.26 Executive Long-Term Disability Income Plan (incorporated by reference to Exhibit 10.34 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1997, File No. 1-9021).
10.27    Split Dollar Life Insurance Agreement between Wachovia Corporation and
         L. M. Baker, Jr. dated as of September 1, 2000. (incorporated by reference to Exhibit 10.35 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.28 Split Dollar Life Insurance Agreement between Wachovia Corporation and Robert S McCoy Jr. dated as of September 1, 2000. (incorporated by reference to Exhibit 10.36 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.29    Split Dollar Life Insurance Agreement between Wachovia Corporation and
         G. Joseph Prendergast dated as of September 1, 2000. (incorporated by reference to Exhibit 10.37 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.30 Split Dollar Life Insurance Agreement between Wachovia Corporation and Mickey W Dry dated as of September 1, 2000. (incorporated by reference to Exhibit 10.38 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.31 Split Dollar Life Insurance Agreement between Wachovia Corporation and Jean E. Davis dated as of September 20, 2000. (incorporated by reference to Exhibit 10.31 of Report on Form 10-K for Wachovia Corporation for the year ended December 31, 2000, File No. 1-9021).
10.32 Form of Callable Split Dollar Life Insurance Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis). (incorporated by reference to Exhibit
         10.39 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
10.33 Form of Non-Callable Split Dollar Life Insurance Agreement between Wachovia Corporation and Executive Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms. Davis). (incorporated by reference to
         Exhibit 10.40 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
11 "Computation of Earnings Per Common Share" (included on page 10 herein).
12 Statement setting forth computation of ratio of earnings to fixed charges.

WACHOVIA                                                 -------------------
--------                                                      PRSRT STD
                                                          U.S. POSTAGE PAID
Wachovia Corporation                                     WINSTON-SALEM, N.C.
P.O. Box 3099                                              PERMIT NO. 112
Winston-Salem, NC 27150                                  -------------------




#00011-27