Form 10-Q/A
period 2001-03-31
WACHOVIA CORP/ NC
filed 2001-06-26
CIK 774203

WACHOVIA
--------------------------------------------------------------------------------



                                   Form 10-Q/A

                               First Quarter 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

                                Explanatory Note

This Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001 is being filed solely to add a new note to the Consolidated Financial Statements - Note 1 - Derivative Financial Instruments, in Part 1, Item 1.

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements


                                                                                                      Page No.
                                                                                                      ---------
Consolidated Statements of Condition at March 31, 2001, December 31, 2000 and March 31, 2000 ........     3

Consolidated Statements of Income for the three months ended March 31, 2001 and March 31, 2000 ......     4

Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2001 and
 March 31, 2000 .....................................................................................     5

Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
 March 31, 2000 .....................................................................................     6

Notes to Consolidated Financial Statements...........................................................     7

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
                                                                                              ============      ============

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
                                           wachovia corporation and subsidiaries


Note 1 -- Derivative Financial Instruments

On January 1, 2001, Wachovia adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB
133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FASB 133, all derivatives are required to be recorded on the balance sheet at fair value. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and changes in fair value of the hedged item attributable to the risk being hedged are recognized in the statement of income. For a derivative designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the statement of income. The change in fair value of derivatives not designated in a hedging relationship and derivatives that do not qualify as hedges under FASB 133 are recorded in the statement of income.

Wachovia maintains derivative positions for both trading and risk management purposes. Trading derivatives are customer oriented, and trading positions are established as necessary to accommodate customers' requirements. Gains and losses from trading derivatives are included in capital markets income and are unaffected by the adoption of FASB 133. Interest rate swaps and options are used as part of Wachovia's overall interest rate risk management and are designated as hedges of interest-earning assets and interest-bearing liabilities.

In connection with the adoption of FASB 133 on January 1, 2001, Wachovia recorded an $80 thousand gain in the statement of income and an after-tax gain of $620 thousand in OCI.

As of March 31, 2001, Wachovia had fair value hedges with a notional amount of $5.5 billion for the purpose of converting fixed rate funding to floating rate. Wachovia also hedges a small amount of fixed rate loans. As of March 31, the fair value of these fair value hedge derivatives was $222 million. Year to date hedge ineffectiveness from fair value hedges totaling $174 thousand was recognized in other income in the statement of income. The methodology used to assess hedge effectiveness does not exclude any component of a derivatives fair value. Wachovia does not maintain any fair value hedges that are classified as hedges of a firm commitment.

As of March 31, 2001, Wachovia had cash flow hedges with a notional amount of $1.1 billion. These derivatives are used to convert floating rate funding to fixed rate and to hedge both commercial and mortgage loans. The fair value of these cash flow hedges was $902 thousand and their effect on OCI was an after-tax gain of $539 thousand. Year to date, there has been no hedge ineffectiveness on these cash flow hedges, and accordingly, there was no impact on the statement of income. The methodology used to assess hedge effectiveness does not exclude any component of a derivatives fair value.

Over the next 12 months, Wachovia expects to reclassify approximately $470 thousand of net gains on cash flow hedges from OCI into earnings, primarily to offset interest on floating rate instruments and proceeds from anticipated loan sales. The net derivative amounts included in OCI as of March 31, 2001, are expected to be reclassified into earnings through 2010. There are currently no hedging positions where it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two months.

Wachovia maintains two positions that, while used for risk management purposes, are not designated as hedges under FASB 133. As such, these derivatives are carried at fair value with unrealized gains recorded in the statement of income. Both of the positions mature during the second quarter of 2001, and as such should have a minimal future earnings impact. As of March 31, 2001, the notional amount of these derivatives was $300 million and with a corresponding positive fair value of $26 thousand.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WACHOVIA CORPORATION


                                   /s/ ROBERT S. MCCOY, JR.        June 26, 2001
                                   ------------------------
                                   By: Robert S. McCoy, Jr.
                                       Vice Chairman,
                                      Chief Financial Officer
                                       and Treasurer


                                   /s/ David L. Gaines             June 26, 2001
                                   ------------------------
                                   By: David L. Gaines
                                       Comptroller