Form 10-Q
period 2001-06-30
WACHOVIA CORP/ NC
filed 2001-08-13
CIK 774203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Ex-change Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days. [X] Yes [ ] No

As of June 30, 2001, Wachovia Corporation had 203,322,801 shares of common stock outstanding.

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                      Page No.
                                                                      --------
Consolidated Statements of Condition at June 30, 2001, December 31,
 2000 and June 30, 2000..............................................     2
Consolidated Statements of Income for the three and six months ended
 June 30, 2001 and June 30, 2000.....................................     3
Consolidated Statements of Shareholders' Equity for the six months
 ended June 30, 2001 and June 30, 2000...............................     4
Consolidated Statements of Cash Flows for the six months ended June
 30, 2001 and June 30, 2000..........................................     5
Notes to Consolidated Financial Statements...........................     6

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regard-ing Wachovia, including, without limitation, statements relating to Wachovia's expectations with respect to revenue, credit losses, levels of nonperforming assets, expenses, earnings and other measures of financial performance. Words such as "may," "could," "would," "should," "believes," "expects," "antici-pates," "estimates," "intends," "plans," "targets" or similar expressions are intended to identify forward-looking statements. These forward-looking state-ments are not guarantees of future performance and involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia's control). The following factors, among others, could cause Wachovia's financial performance to differ materially from the ex-pectations expressed in such forward-looking statements: (1) business increas-es, productivity gains and other investments are lower than expected or do not occur as quickly as anticipated; (2) competitive pressures among financial services companies increase significantly; (3) the strength of the United States economy in general and/or the strength of the local economies of the States in which Wachovia conducts operations changes; (4) trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, change; (5) inflation, interest rates and/or market conditions fluctuate; (6) conditions in the stock market, the public debt market and other capital markets deteriorate, and impact Wachovia's activities; (7) Wachovia fails to develop competitive new products and services and/or new and existing customers do not accept these products and services; (8) financial services' laws and regulations change; (9) tech-nology changes and Wachovia fails to adapt to those changes; (10) consumer spending and saving habits change; (11) unanticipated regulatory or judicial proceedings occur; and (12) Wachovia is unsuccessful at managing the risks in-volved in the foregoing. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that Wachovia files with the Securities and Exchange Commission. Wachovia cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements. Wachovia does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q.

Consolidated Statements of Condition
--------------------------------------------------------------------------------
($ in thousands, except per share)         wachovia corporation and subsidiaries


                                              June 30  December 31      June 30
                                                 2001         2000         2000
                                          -----------  -----------  -----------
Assets
Cash and due from banks.................  $ 2,587,278  $ 3,686,871  $ 3,208,459
Interest bearing bank balances..........       54,976      137,504      118,971
Federal funds sold and securities
 purchased under resale agreements......      631,129      788,618      202,273
Trading account assets..................    2,084,549      960,838    1,457,467
Securities available-for-sale...........    6,276,448    7,487,696    7,088,977
Securities held-to-maturity (fair value
 of $655,212, $1,052,535 and $1,109,096
 respectively)..........................      625,327    1,023,750    1,101,461
Loans, net of unearned income...........   52,159,625   50,567,502   48,522,061
Less allowance for loan losses..........      756,768      667,654      644,445
                                          -----------  -----------  -----------
  Net loans.............................   51,402,857   49,899,848   47,877,616
Investment in discontinued operations...      354,495      392,469      403,154
Premises and equipment..................      927,285      903,411      926,602
Due from customers on acceptances.......       62,782       82,008       80,917
Goodwill and other intangible assets....    1,317,592    1,024,766    1,008,071
Other assets............................    3,977,888    3,223,349    2,698,404
                                          -----------  -----------  -----------
  Total assets..........................  $70,302,606  $69,611,128  $66,172,372
                                          ===========  ===========  ===========
Liabilities
Deposits in domestic offices:
 Demand.................................  $ 8,525,977  $ 9,180,330  $ 8,783,729
 Interest-bearing demand................    5,380,199    5,116,571    4,885,151
 Savings and money market savings.......   14,499,195   12,902,336   12,716,834
 Savings certificates...................    9,474,735    9,534,778    9,530,065
 Large denomination certificates........    3,413,320    3,673,219    3,862,754
                                          -----------  -----------  -----------
  Total deposits in domestic offices....   41,293,426   40,407,234   39,778,533
Interest-bearing deposits in foreign
 offices................................    2,984,283    4,004,948    2,807,675
                                          -----------  -----------  -----------
  Total deposits........................   44,277,709   44,412,182   42,586,208
Federal funds purchased and securities
 sold under repurchase agreements.......    7,167,806    6,753,164    7,440,013
Commercial paper........................    1,990,469    1,855,923    1,649,239
Other short-term borrowed funds.........    1,893,562    1,253,058    2,172,587
Short-term borrowed funds allocated to
 discontinued operations................   (3,136,636)  (3,055,119)  (3,204,459)
Long-term debt..........................   10,006,181   10,808,218    8,858,331
Long-term debt allocated to discontinued
 operations.............................   (1,344,273)  (1,309,337)  (1,373,339)
Acceptances outstanding.................       62,782       82,008       80,917
Other liabilities.......................    2,929,531    2,526,492    2,026,831
                                          -----------  -----------  -----------
  Total liabilities.....................   63,847,131   63,326,589   60,236,328
Shareholder's Equity
Preferred stock, par value $5 per share:
 Authorized 50,000,000 shares; none
  outstanding...........................           --           --           --
Common stock, par value $5 per share:
 Authorized 1,000,000,000 shares; issued
  and outstanding 203,322,801,
  203,423,606 and 203,267,427 shares,
  respectively..........................    1,016,614    1,017,118    1,016,337
Capital surplus.........................      704,933      731,162      721,378
Retained earnings.......................    4,727,783    4,505,947    4,277,886
Accumulated other comprehensive income
 (loss).................................        6,145       30,312      (79,557)
                                          -----------  -----------  -----------
  Total shareholders' equity............    6,455,475    6,284,539    5,936,044
                                          -----------  -----------  -----------
  Total liabilities and shareholders'
   equity...............................  $70,302,606  $69,611,128  $66,172,372
                                          ===========  ===========  ===========

Consolidated Statements of Income
--------------------------------------------------------------------------------
(thousands, except per share)              wachovia corporation and subsidiaries


                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                   --------------------- ---------------------
                                         2001       2000       2001       2000
                                   ---------- ---------- ---------- ----------
Interest Income
Loans, including fees............. $  978,522 $1,002,913 $2,019,301 $1,935,156
Securities available-for-sale.....    123,690    117,736    249,412    230,478
Securities held-to-maturity:
 State and municipal..............      3,554      3,727      7,342      7,367
 Other investments................     10,857     15,197     24,888     31,021
Interest-bearing bank balances....      2,496        954      4,210      2,176
Federal funds sold and securities
 purchased under resale
 agreements.......................      8,010      6,796     16,436     14,288
Trading account assets............      5,008     11,022     11,888     21,379
                                   ---------- ---------- ---------- ----------
  Total interest income...........  1,132,137  1,158,345  2,333,477  2,241,865
Interest Expense
Deposits:
 Domestic offices.................    338,002    346,818    704,868    669,676
 Foreign offices..................     38,001     62,308     84,987    114,230
                                   ---------- ---------- ---------- ----------
  Total interest on deposits......    376,003    409,126    789,855    783,906
Short-term borrowed funds.........     74,948     82,425    174,612    160,288
Long-term debt....................    115,843    121,578    260,768    226,913
                                   ---------- ---------- ---------- ----------
  Total interest expense..........    566,794    613,129  1,225,235  1,171,107
Net Interest Income...............    565,343    545,216  1,108,242  1,070,758
Provision for loan losses.........    143,809    223,169    210,373    244,212
                                   ---------- ---------- ---------- ----------
Net interest income after
 provision for loan losses........    421,534    322,047    897,869    826,546
Other Income
Service charges on deposit
 accounts.........................    115,157    104,380    219,439    205,191
Fees for trust services...........     57,923     54,189    115,013    105,423
Investment fees...................     75,609     81,439    151,473    178,209
Capital markets income............     45,581     45,014     93,747     89,800
Electronic banking................     29,300     26,153     56,070     49,549
Mortgage fees.....................     14,955      5,921     23,323     10,922
Other operating income............     72,600     66,119    174,120    130,361
                                   ---------- ---------- ---------- ----------
  Total other operating revenue...    411,125    383,215    833,185    769,455
Securities gains..................     97,180         59    106,256        226
                                   ---------- ---------- ---------- ----------
  Total other income..............    508,305    383,274    939,441    769,681
Other Expense
Salaries..........................    283,179    270,569    551,995    546,262
Employee benefits.................     55,420     50,916    108,230    104,675
                                   ---------- ---------- ---------- ----------
  Total personnel expense.........    338,599    321,485    660,225    650,937
Net occupancy expense.............     42,088     39,347     82,003     77,548
Equipment expense.................     43,250     44,806     87,343     92,928
Merger-related charges............     11,670      8,872     11,670     17,030
Litigation settlement charge......         --         --         --     20,000
Restructuring charge..............         --         --     13,152         --
Other operating expense...........    150,024    147,793    301,581    284,243
                                   ---------- ---------- ---------- ----------
  Total other expense.............    585,631    562,303  1,155,974  1,142,686
Income from continuing operations
 before income tax expense........    344,208    143,018    681,336    453,541
Income tax expense................    121,030     44,287    241,207    152,843
                                   ---------- ---------- ---------- ----------
Income from continuing
 operations.......................    223,178     98,731    440,129    300,698
Income from discontinued
 operations, net of income tax....     21,935     38,840     47,076     81,580
                                   ---------- ---------- ---------- ----------
Net Income........................ $  245,113 $  137,571 $  487,205 $  382,278
                                   ========== ========== ========== ==========
Income per common share --
  continuing operations:
 Basic............................ $     1.09        .49 $     2.14 $     1.48
 Diluted.......................... $     1.08        .48 $     2.12 $     1.47
Net income per common share:
 Basic............................ $     1.19        .68 $     2.37 $     1.89
 Diluted.......................... $     1.18        .67 $     2.35 $     1.87
Average shares outstanding:
 Basic............................    205,595    202,728    205,827    202,596
 Diluted..........................    207,123    204,572    207,345    204,392

Consolidated Statement of Shareholders' Equity
--------------------------------------------------------------------------------
($ in thousands, except per share)         wachovia corporation and subsidiaries


                                                                            Accumulated
                               Common Stock                                       Other
                          -----------------------    Capital    Retained  Comprehensive
                               Shares      Amount    Surplus    Earnings  Income (Loss)      Total
                          -----------  ----------  ---------  ----------  ------------- ----------
Period ended June 30,
 2000
Balance at beginning of
 year...................  201,812,295  $1,009,061  $ 598,149  $4,125,524    $(74,277)   $5,658,457
 Net income.............      177,253         886     10,374                                11,260
 Other comprehensive
  income, net of tax:
  Unrealized losses on
   securities available-
   for-sale, net of
   deferred tax benefit
   and reclassification
   adjustment...........                                                      (5,280)       (5,280)
                                                                                        ----------
   Comprehensive
     income*............                                                                   376,998
Cash dividends declared
 -- $1.08 a share.......                                        (219,599)                 (219,599)
Common stock issued
 pursuant to:
 Stock option and
  employee benefit
  plans.................      800,534       4,003     43,752                                47,755
 Dividend reinvestment
  plan..................                                         382,278                   382,278
 Acquisitions...........    2,254,947      11,275    167,674                               178,949
Common stock acquired...   (1,777,602)     (8,888)   (98,571)                             (107,459)
Miscellaneous...........                                         (10,317)                  (10,317)
                          -----------  ----------  ---------  ----------    --------    ----------
Balance at end of
 period.................  203,267,427  $1,016,337  $ 721,378  $4,277,886    $(79,557)   $5,936,044
                          ===========  ==========  =========  ==========    ========    ==========
Period ended June 30,
 2001
Balance at beginning of
 year...................  203,423,606  $1,017,118  $ 731,162  $4,505,947    $ 30,312    $6,284,539
 Net income.............                                         487,205                   487,205
 Other comprehensive
  income, net of tax:
  Unrealized losses on
   securities available-
   for-sale, net of
   deferred tax benefit
   and reclassification
   adjustment...........                                                      (8,388)       (8,388)
  Minimum pension
   liability
   adjustment...........                                                     (15,207)      (15,207)
  Unrealized gains on
   derivative financial
   instruments
   qualifying as cash
   flow hedges..........                                                        (572)         (572)
                                                                            --------    ----------
   Comprehensive
     income*............                                                                   463,038
Cash dividends declared
 -- $1.20 a share.......                                        (243,993)                 (243,993)
Common stock issued
 pursuant to:
 Stock option and
  employee benefit
  plans.................    1,196,912       5,985     64,303                                70,288
 Dividend reinvestment
  plan..................       95,031         475      5,492                                 5,967
 Acquisitions...........    6,775,695      33,878    394,957                               428,835
 Note conversions.......        5,183          26         76                                   102
Common stock acquired...   (8,173,626)    (40,868)  (491,035)                             (531,903)
Miscellaneous...........                                 (22)    (21,376)                  (21,398)
                          -----------  ----------  ---------  ----------    --------    ----------
Balance at end of
 period.................  203,322,801  $1,016,614  $ 704,933  $4,727,783    $  6,145    $6,455,475
                          ===========  ==========  =========  ==========    ========    ==========

* Comprehensive income for the second quarters of 2001 and 2000 was $176,656 and $146,140, respectively.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
($ in thousands)                           wachovia corporation and subsidiaries

                                                          Six Months Ended
                                                               June 30
                                                        ----------------------
                                                              2001        2000
                                                        ----------  ----------
Operating Activities
Net income............................................  $  487,205  $  382,278
Income from discontinued operations...................     (47,076)    (81,580)
                                                        ----------  ----------
Income from continuing operations.....................     440,129     300,698
Adjustments to reconcile income from continuing
 operations to net cash provided by operations:
Provision for loan losses.............................     210,373     244,212
Depreciation and amortization.........................     122,331     122,504
Deferred income taxes.................................     120,201      96,221
Securities gains......................................    (106,256)       (226)
Loss on sale of noninterest-earning assets............         654         334
Increase (decrease) in accrued income taxes...........      28,348      (3,439)
Decrease (increase) in accrued interest receivable....      89,911     (24,543)
(Decrease) increase in accrued interest payable.......    (127,883)      9,339
Net change in other accrued and deferred income and
 expense..............................................    (171,528)     (8,363)
Net trading account activities........................     637,267    (587,163)
Net loans held for resale.............................    (201,520)     (3,356)
                                                        ----------  ----------
  Net cash provided by operating activities...........   1,042,027     146,218
Investing Activities
Net decrease in interest-bearing bank balances........      96,805      56,113
Net decrease in federal funds sold and securities
 purchased under resale agreements....................     164,929     578,006
Purchases of securities available-for-sale............  (3,089,110)   (646,876)
Purchases of securities held-to-maturity..............     (14,154)   (126,786)
Sales of securities available-for-sale................   1,475,969     361,371
Calls, maturities and prepayments of securities
 available-for-sale...................................   1,206,137     355,891
Calls, maturities and prepayments of securities held-
 to-maturity..........................................     414,739      97,501
Net decrease (increase) in loans made to customers....     513,453  (3,205,066)
Capital expenditures..................................     (45,163)    (55,511)
Proceeds from sales of premises and equipment.........      10,337       3,312
Net decrease in other assets..........................     252,185      91,976
Business combinations.................................      83,597      19,377
Net cash used by discontinued operations..............     (32,931)   (173,560)
                                                        ----------  ----------
  Net cash provided (used) by investing activities....   1,036,793  (2,644,252)
Financing Activities
Net increase (decrease) in demand, savings and money
 market accounts......................................     166,831    (874,838)
Net (decrease) increase in certificates of deposit....  (2,405,709)  1,161,479
Net increase in federal funds purchased and securities
 sold under repurchase agreements.....................     228,464   2,063,641
Net increase (decrease) in commercial paper...........     134,546      (9,749)
Net increase (decrease) in other short-term
 borrowings...........................................     389,004    (898,906)
Proceeds from issuance of long-term debt..............       4,100   1,522,859
Maturities and repayments of long-term debt...........  (1,284,773)   (487,413)
Net increase in other liabilities.....................     327,538      92,423
Common stock issued...................................      41,706      23,602
Dividend payments.....................................    (243,993)   (219,599)
Common stock repurchased..............................    (536,127)   (104,088)
                                                        ----------  ----------
  Net cash (used) provided by financing activities....  (3,178,413)  2,269,411
Decrease in Cash and Cash Equivalents                   (1,099,593)   (228,623)
Cash and cash equivalents at beginning of year........   3,686,871   3,437,082
                                                        ----------  ----------
Cash and cash equivalents at end of period............  $2,587,278  $3,208,459
                                                        ==========  ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands)

Note 1 -- Basis of Presentation

In the opinion of management, the unaudited interim consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations for the periods present-ed. The results of operations shown in the interim statements are not necessar-ily indicative of the results that may be expected for the entire year.

Note 2 -- Discontinued Operations

On July 27, 2001, Wachovia completed the sale of its consumer credit card busi-ness to Bank One Corporation. The capital made available by the transaction will be redeployed for general corporate purposes including investing in higher growth businesses, repurchasing shares, reducing balance sheet leverage or re-ducing debt. The pre-tax gain from the sale is estimated to be approximately $1.3 billion. As a result of the recent shareholder approval of the merger with First Union Corporation, $450 million has been deferred in connection with cer-tain provisions of the agent bank arrangement. Condensed financial information for the consumer credit card business is presented below.

                                     Three Months Ended     Six Months Ended
                                          June 30                June 30
                                   ---------------------- ---------------------
                                         2001        2000       2001       2000
                                   ---------- ----------- ---------- ----------
Summary Income Statement
Interest income................... $  138,403  $  166,766 $  287,259 $  328,603
Allocated interest expense (2)....     50,652      72,600    112,566    140,483
                                   ----------  ---------- ---------- ----------
 Net interest income..............     87,751      94,166    174,693    188,120
Provision for loan losses.........     71,911      50,196    126,847    102,819
Noninterest income................     74,447      87,084    143,973    171,643
Noninterest expense (3)...........     55,254      68,988    116,633    126,583
                                   ----------  ---------- ---------- ----------
 Income before income tax
  expense.........................     35,033      62,066     75,186    130,361
Income tax expense................     13,098      23,226     28,110     48,781
                                   ----------  ---------- ---------- ----------
 Net income....................... $   21,935  $   38,840 $   47,076 $   81,580
                                   ==========  ========== ========== ==========
                                      June 30 December 31    June 30
                                         2001        2000       2000
                                   ---------- ----------- ----------
Summary Balance Sheet
Cash.............................. $   39,351  $   40,570 $   52,329
Interest bearing bank balances....     13,596      36,025     39,078
Securities available-for-sale.....     41,228      84,000     83,024
Loans, net of allowance...........  4,429,771   4,279,313  4,475,390
Intangible assets.................    211,529     231,461    249,816
Other assets......................    144,828     141,624    141,960
                                   ----------  ---------- ----------
 Total assets..................... $4,880,303  $4,812,993 $5,041,597
                                   ==========  ========== ==========
Short-term borrowed funds (2)..... $3,136,636  $3,055,119 $3,204,459
Long-term debt (2)................  1,344,273   1,309,337  1,373,339
Other liabilities.................     44,899      56,068     60,645
 Total liabilities................  4,525,808   4,420,524  4,638,443
Equity capital (1)................    354,495     392,469    403,154
                                   ----------  ---------- ----------
 Total liabilities and equity..... $4,880,303  $4,812,993 $5,041,597
                                   ==========  ========== ==========

(1) Equity capital was assigned to discontinued operations based upon Wachovia's targeted Tier I risk-based capital requirements for the under-lying risk weighted assets and off-balance sheet items.
(2) Interest-bearing liabilities were assigned to discontinued operations based on an assumed funding mix of 70 percent short-term borrowings and 30 percent long-term debt. Interest expense was calculated by applying Wachovia's average funding cost for each period and funding category to the respective assigned average balances.
(3) The amount of general overhead costs allocated to discontinued operations is the amount estimated to be eliminated upon completion of the transac-tion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                                                         Table 1
Selected Period-End Data
--------------------------------------------------------------------------------

                                                                     June 30
                                                                 ---------------
                                                                    2001    2000
                                                                 ------- -------
Banking offices:
 North Carolina.................................................     183     190
 Virginia.......................................................     193     212
 Georgia........................................................     122     142
 South Carolina.................................................     115     118
 Florida........................................................     135      38
                                                                 ------- -------
  Total.........................................................     748     700
                                                                 ======= =======
Automated banking machines:
 North Carolina.................................................     444     454
 Virginia.......................................................     265     285
 Georgia........................................................     301     313
 South Carolina.................................................     266     286
 Florida........................................................     141      39
                                                                 ------- -------
  Total.........................................................   1,417   1,377
                                                                 ======= =======
 Employees (full-time equivalent)*..............................  20,677  21,509
 Common stock shareholders of record............................  50,053  51,377
 Common shares outstanding (thousands).......................... 203,323 203,267

*  Includes personnel employed in discontinued operations.

Common Stock Data -- Per Share                                           Table 2
--------------------------------------------------------------------------------

                                       2001                  2000
                                  ----------------  -------------------------
                                   Second    First   Fourth    Third   Second
                                  Quarter  Quarter  Quarter  Quarter  Quarter
                                  -------  -------  -------  -------  -------
Market value:
  Period-end.....................  $71.15   $60.25   $58.13   $56.69   $54.25
  High...........................   71.25    69.36    58.56    60.38    75.25
  Low............................   57.31    54.50    47.44    53.38    53.56
Book value at period-end.........   31.75    32.64    30.89    29.93    29.20
Dividend.........................     .60      .60      .60      .60      .54
Price/earnings ratio (1).........    15.6x    14.9x    14.3x    13.7x    12.3x
Price/earnings ratio without
 nonrecurring items (1), (2).....    14.2     13.4     12.7     12.3     11.9

(1) Based on the most recent four quarters of net income per diluted share and end of period stock price.
(2)  Excludes the after-tax impact of nonrecurring charges.

Financial Summary                                                        Table 3
--------------------------------------------------------------------------------

                              Twelve                                                                Six Months Ended
                              Months          2001                          2000                         June 30
                               Ended  ----------------------  ----------------------------------  ----------------------
                             June 30      Second       First      Fourth       Third      Second
                                2001     Quarter     Quarter     Quarter     Quarter     Quarter        2001        2000
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Summary of Operations
(thousands, except per
 share data)
Interest income.........  $4,790,826  $1,132,137  $1,201,340  $1,247,950  $1,209,399  $1,158,345  $2,333,477  $2,241,865
Interest expense........   2,603,381     566,794     658,441     707,822     670,324     613,129   1,225,235   1,171,107
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income.....   2,187,445     565,343     542,899     540,128     539,075     545,216   1,108,242   1,070,758
Provision for loan
 losses.................     356,392     143,809      66,564      68,536      77,483     223,169     210,373     244,212
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............   1,831,053     421,534     476,335     471,592     461,592     322,047     897,869     826,546
Other operating
 revenue................   1,634,541     411,125     422,060     381,362     419,994     383,215     833,185     769,455
Securities gains
 (losses)...............     105,613      97,180       9,076        (480)       (163)         59     106,256         226
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total other income......   1,740,154     508,305     431,136     380,882     419,831     383,274     939,441     769,681
Personnel expense.......   1,254,091     338,599     321,626     280,994     312,872     321,485     660,225     650,937
Merger-related charges..      23,598      11,670          --          --      11,928       8,872      11,670      17,030
Litigation settlement
 charge.................          --          --          --          --          --          --          --      20,000
Restructuring charge....     120,639          --      13,152      19,543      87,944          --      13,152          --
Other expense...........     940,060     235,362     235,565     240,956     228,177     231,946     470,927     454,719
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total other expense.....   2,338,388     585,631     570,343     541,493     640,921     562,303   1,155,974   1,142,686
Income from continuing
 operations before
 income tax expense.....   1,232,819     344,208     337,128     310,981     240,502     143,018     681,336     453,541
Income tax expense......     430,365     121,030     120,177     105,534      83,624      44,287     241,207     152,843
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income from continuing
 operations.............     802,454     223,178     216,951     205,447     156,878      98,731     440,129     300,698
Income from discontinued
 operations, net of
 income tax.............     134,781      21,935      25,141      39,259      48,446      38,840      47,076      81,580
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income..............  $  937,235  $  245,113  $  242,092  $  244,706  $  205,324  $  137,571  $  487,205  $  382,278
                          ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========
Income per common
 share -- continuing
 operations:
 Basic..................  $     3.92  $     1.09  $     1.05  $     1.01  $      .77  $      .49  $     2.14  $     1.48
 Diluted................  $     3.91  $     1.08  $     1.05  $     1.01  $      .77  $      .48  $     2.12  $     1.47
Net income per common
 share:
 Basic..................  $     4.57  $     1.19  $     1.17  $     1.20  $     1.01  $      .68  $     2.37  $     1.89
 Diluted................  $     4.55  $     1.18  $     1.17  $     1.20  $     1.00  $      .67  $     2.35  $     1.87
Cash dividends paid per
 common share...........  $     2.40  $      .60  $      .60  $      .60  $      .60  $      .54  $     1.20  $     1.08
Cash dividends paid on
 common stock...........  $  487,412  $  121,566  $  122,427  $  121,429  $  121,990  $  109,505  $  243,993  $  219,599
Cash dividend payout
 ratio..................       52.01%      49.60%      50.57%      49.62%      59.41%      79.60%      50.08%      57.44%
Average basic shares
 outstanding............     204,592     205,595     206,061     203,407     203,347     202,728     205,827     202,596
Average diluted shares
 outstanding............     205,914     207,123     207,569     204,393     204,621     204,572     207,345     204,392
Selected Average
 Balances (millions)
Total assets............  $   68,287  $   70,613  $   69,463  $   67,607  $   65,514  $   64,792  $   70,042  $   63,911
Loans -- net of unearned
 income.................      50,528      52,225      51,295      50,045      48,584      47,451      51,762      46,586
Securities..............       8,532       8,744       8,903       8,350       8,140       8,323       8,823       8,331
Other interest-earning
 assets.................       1,243       1,286       1,208       1,323       1,155       1,206       1,247       1,214
Total interest-earning
 assets.................      60,303      62,255      61,406      59,718      57,879      56,980      61,832      56,131
Interest-bearing
 deposits...............      35,770      37,049      35,727      35,518      34,800      35,663      36,392      35,268
Short-term borrowed
 funds..................       6,643       6,845       7,184       6,447       6,111       5,376       7,014       5,504
Long-term debt..........       8,881       8,983       9,430       8,873       8,252       7,460       9,205       7,066
Total interest-bearing
 liabilities............      51,295      52,877      52,341      50,838      49,163      48,499      52,611      47,838
Noninterest-bearing
 deposits...............       8,407       8,460       8,264       8,428       8,474       8,373       8,363       8,346
Total deposits..........      44,177      45,509      43,991      43,946      43,274      44,036      44,755      43,614
Shareholders' equity....       6,245       6,528       6,439       6,069       5,952       5,833       6,484       5,760
Ratios (averages)
Annualized net loan
 losses to loans........         .53%        .66%        .48%        .36%        .64%        .19%        .57%        .19%
Annualized net yield on
 interest-earning
 assets.................        3.68        3.69        3.64        3.66        3.77        3.92        3.67        3.90
Annualized return on
 assets (2).............        1.37        1.27        1.26        1.22         .96         .61        1.26         .95
Annualized return on
 shareholders' equity
 (2)....................       15.01       14.50       14.31       14.45       11.26        7.27       14.41       11.20
Operating Performance
 (1)
(thousands, except per
 share data)
Income from continuing
 operations.............  $  898,108  $  230,763  $  227,400  $  218,150  $  221,795  $  104,497  $  458,163  $  326,267
Income from continuing
 operations per share...  $     4.36  $     1.11  $     1.10  $     1.07  $     1.08  $      .51  $     2.21  $     1.60
Annualized return on
 assets (2).............        1.32%       1.31%       1.32%       1.30%       1.36%        .65%       1.32%       1.03%
Annualized return on
 shareholders' equity
 (2)....................       14.38       14.99       15.00       15.34       15.92        7.70       15.00       12.15

(1) Excludes the effects of nonrecurring merger-related, litigation settlement and restructuring charges.
(2) Computed as net income from continuing operations divided by assets and equity attributable to continuing operations.

RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q should be read in conjunction with Wachovia's 2000 Annual Report on Form 10-K, and will serve to update previously reported information for current interim period results.

Overview

The U.S. economy continued to slow through the second quarter of 2001 with gross domestic product rising 0.7 percent for the quarter, the weakest quarter of gross domestic product growth since the first quarter of 1993. Consumer spending was reported to be lackluster in most of the Federal Reserve's twelve districts and several districts reported that manufacturing activity and com-mercial real estate and construction slowed. Labor markets began to show signs of overall easing as most Federal Reserve districts reported only modest pres-sure on wages. Based on preliminary data, the nation's average unemployment rate increased to 4.5 percent from 4.0 percent in December and June 2000. Within Wachovia's five-state operating area, unemployment averaged 4.0 percent during the quarter.

During the second quarter, the Federal Open Markets Committee ("FOMC") took ac-tion on three separate occasions to further reduce the federal funds target by a total of 125 basis points, following four reductions totaling 200 basis points during the first quarter. Concurrent with each FOMC action, the Board of Governors of the Federal Reserve also lowered the discount rate by an equal amount. The FOMC cited softening capital investment, erosion in profitability, weak expansion of consumption and slowing growth abroad in arriving at its de-cisions.

On April 16, 2001, Wachovia announced an agreement for a merger of equals transaction with First Union Corporation. Terms of the agreement call for com-mon stockholders of Wachovia to receive 2.0 shares of common stock of First Union and the option to receive either a special dividend of $.48 or 2.0 Divi-dend Equalization Preferred Shares (DEPS) in exchange for each share of Wacho-via common stock. The DEPS allow Wachovia shareholders to continue to receive at least a $2.40 per share dividend post-combination that they currently re-ceive as Wachovia shareholders. The merger with First Union is expected to close in the third quarter, subject to regulatory approval and certification of Wachovia's shareholder vote. Wachovia's shareholders met August 3 to vote on the proposed merger. Based on a preliminary count, Wachovia's management be-lieves sufficient votes were obtained to approve the merger.

On March 1, 2001 Wachovia completed its acquisition of Republic Security Finan-cial Corporation, parent company of Republic Security Bank. The acquisition added more than 178,000 new customers and significantly expanded Wachovia's presence in Florida. On May 1, 2001 Wachovia completed its acquisition of Ham-ilton Dorsey Alston Company, an Atlanta-based insurance broker that specializes in personal and commercial risk management and employee benefits. The results of operations of both acquired companies are included in the consolidated fi-nancial statements from their respective acquisition dates.

During the third quarter of 2000, Wachovia announced plans to realign resources and eliminate 1,800 positions as part of a continuing performance improvement project. Wachovia incurred $13 million in charges during the first quarter of 2001 to complete the resource realignment.

On July 27, 2001, Wachovia completed the sale of its consumer credit card busi-ness. The pre-tax gain from the sale is expected to be approximately $1.3 bil-lion, of which $450 million has been deferred. Accordingly, the consumer credit card business is being presented as discontinued operations in the financial statements and accompanying schedules. All financial discussion is for continu-ing operations unless otherwise stated.

Computation of Earnings Per Common Share                                 Table 4
--------------------------------------------------------------------------------
(thousands, except per share)

                                          Three Months Ended  Six Months Ended
                                                June 30            June 30
                                          ------------------- -----------------
                                               2001      2000     2001     2000
                                          --------- --------- -------- --------
Basic
Average common shares outstanding.......    205,595   202,728  205,827  202,596
                                          ========= ========= ======== ========
Income from continuing operations.......  $ 223,178 $  98,731 $440,129 $300,698
Income from discontinued operations.....     21,935    38,840   47,076   81,580
                                          --------- --------- -------- --------
  Net income............................  $ 245,113 $ 137,571 $487,205 $382,278
                                          ========= ========= ======== ========
Per share amount:
 Continuing operations..................  $    1.09 $     .49 $   2.14 $   1.48
 Discontinued operations................        .10       .19      .23      .41
                                          --------- --------- -------- --------
  Net income............................  $    1.19 $     .68 $   2.37 $   1.89
                                          ========= ========= ======== ========
Diluted
Average common shares outstanding.......    205,595   202,728  205,827  202,596
Dilutive common stock options at average
 market price...........................      1,387     1,640    1,393    1,590
Dilutive common stock awards at average
 market price...........................        123       181      105      184
Convertible long-term debt assumed
 converted..............................         18        23       20       22
                                          --------- --------- -------- --------
 Average diluted shares outstanding.....    207,123   204,572  207,345  204,392
                                          ========= ========= ======== ========
Income from continuing operations.......  $ 223,178 $  98,731 $440,129 $300,698
Add interest on convertible long-term
 debt, net of tax.......................         16        11       32       28
                                          --------- --------- -------- --------
Adjusted income from continuing
 operations.............................    223,194    98,742  440,161  300,726
Income from discontinued operations.....     21,935    38,840   47,076   81,580
                                          --------- --------- -------- --------
 Adjusted net income....................  $ 245,129 $ 137,582 $487,237 $382,306
                                          ========= ========= ======== ========
Per share amount:
 Continuing operations..................  $    1.08 $     .48 $   2.12 $   1.47
 Discontinued operations................        .10       .19      .23      .40
                                          --------- --------- -------- --------
  Net income............................  $    1.18 $     .67 $   2.35 $   1.87
                                          ========= ========= ======== ========

Wachovia's operating net income, including the results of Wachovia's discontin-ued consumer credit card business, was $253 million or $1.22 per diluted share for the second quarter versus $143 million or $.70 per diluted share a year earlier. Continuing operations, which excludes the consumer credit card busi-ness, accounted for $231 million or $1.11 per diluted share of the total in the second quarter of 2001 versus $104 million or $.51 per diluted share for the same period a year ago. On a reported basis, net income, including discontinued operations, was $245 million or $1.18 per diluted share for the quarter versus $138 million or $.67 per diluted share a year earlier. These earnings included $223 million or $1.08 per diluted share in the second quarter of 2001 and $99 million or $.48 per diluted share a year ago from continuing operations.

Year-to-date, Wachovia's operating net income, including discontinued opera-tions, was $505 million or $2.44 per diluted share compared with $408 million or $2.00 per diluted share for the same period of 2000. Included in year-to-date operating earnings were earnings of $458 million or $2.21 per diluted share and $326 million or $1.60 per diluted share in 2001 and 2000, respec-tively, from continuing operations. On a reported basis, earnings for the first six months, including discontinued operations, were $487 million or $2.35 per diluted share in 2001 compared with $382 million or $1.87 per di-luted share a year earlier. Continuing operations accounted for $440 million or $2.12 per diluted share of reported earnings in 2001 versus $301 million or $1.47 per diluted share a year earlier.

Earnings from Wachovia's discontinued consumer credit card business were $22 million or $.10 per diluted share for the second quarter of 2001 compared with $39 million or $.19 per diluted share a year ago. For the first six months, the discontinued consumer credit card business produced earnings of $47 mil-lion or $.23 per diluted share in 2001 compared with $82 million or $.40 per diluted share a year earlier. The decline in profitability in the consumer credit card business from the prior year reflects the changes in the overall economy which produced a narrower interest rate spread and a higher net charge off rate. These factors also reduced credit card fee income as they compressed the amount Wachovia earns in excess of the investors' coupon on securitized receivables.

Most of the improvement in earnings from continuing operations was due to a lower provision for loan losses. The provision charged to earnings in second quarter 2000 added more than $200 million to the allowance for loan losses while the current period provision added $58 million to the allowance for loan losses. While the balance of nonperforming loans is higher than a year ago, it has declined significantly over the last two quarters. Noninterest income rose from a year ago with deposit service charges and mortgage fee income leading the growth. Origination activity in Wachovia's mortgage business remained strong with lower interest rates. Wachovia's continued expansion in the insur-ance business through recent acquisitions of DavisBaldwin and Hamilton Dorsey Alston Company pushed insurance fees up from a year ago.

Operating earnings exclude nonoperating charges such as restructuring, merger integration and a litigation settlement charge recorded in the first quarter of 2000. Comparisons between the 2001 and 2000 periods are also impacted by the results of acquisitions that are included in reported results from their respective acquisition dates each year.

Expanded discussion of results of operations and financial condition follows. Interest income is stated on a taxable equivalent basis, which is adjusted for the tax-favored status of earnings from certain loans and securities. Refer-ences to changes in assets and liabilities represent daily average levels un-less otherwise noted.

Business Segments

Wachovia has four reportable business segments: Asset and Wealth Management, Corporate, Consumer and Treasury & Administration.

Business segment results are reported on a management accounting basis. They reflect evolving information needs specific to a company's business managers and may differ by company due to wide discretion in application. As a result, Wachovia's business segment results are not necessarily comparable with those of other financial institutions with similar segments or with those of other companies that compete directly in one or more of Wachovia's lines of busi-ness. In addition, business segment results may be restated in the future as Wachovia's management structure, information needs or reporting systems evolve. Changes in management accounting, including the effect of presenting Wachovia's consumer credit card business as discontinued operations, were im-plemented during the year with prior periods restated to reflect the changes.

The provision for loan losses is charged to each business segment based on the credit risk of each segment's loan portfolio. Operating expenses to support business unit revenues are either charged directly as incurred or allocated from support areas based on usage. In addition, general overhead expense that cannot be specifically attributed to a business unit is allocated based on the proportion of each segment's direct expenses to total direct expenses of the combined segments. Income tax expense is calculated for each business segment with a blended tax rate. This rate is adjusted as applicable for the assumed tax effect of tax-exempt income and nondeductible intangible amortization ex-pense.

Wachovia uses a marginal matched maturity funds transfer pricing methodology for management reporting that evaluates the cash flows and repricing character-istics of all balance sheet transactions at an instrument level by benchmarking pricing decisions against Wachovia's wholesale cost of funds. This approach re-moves most forms of interest rate risk, prepayment risk and liquidity risk from the balance sheets of the business units and isolates them in Treasury & Admin-istration for centralized evaluation and management.

Financial results by business segment are discussed below.

Business Segments                                                        Table 5
--------------------------------------------------------------------------------
(Three Months Ended June 30)
(millions)

                        Asset and
                           Wealth                                             Treasury &                             Total
                       Management         Corporate           Consumer    Administration    Eliminations       Corporation
                    --------------  ----------------   ----------------  ----------------  --------------  ---------------
                      2001    2000     2001     2000      2001     2000     2001     2000    2001    2000     2001    2000
                    ------  ------  -------  -------   -------  -------  -------  -------  ------  ------  ------- -------
 Operations
  Summary
 External net
  interest
  margin.........   $   40  $   35  $   589  $   649   $    (7) $   (45) $   (50) $   (84) $   (7) $  (10) $   565 $   545
 Internal funding
  (charge)
  credit.........       (4)      3     (341)    (405)      251      275      120      153     (26)    (26)      --      --
                    ------  ------  -------  -------   -------  -------  -------  -------  ------  ------  ------- -------
 Net interest
  income*........       36      38      248      244       244      230       70       69     (33)    (36)     565     545
 Total other
  income.........      150     147      109      107       130      104      119       25      --      --      508     383
                    ------  ------  -------  -------   -------  -------  -------  -------  ------  ------  ------- -------
 Total revenue...      186     185      357      351       374      334      189       94     (33)    (36)   1,073     928
 Provision for
  loan losses....        1       1      134      224         7        5        2       (7)     --      --      144     223
 Other expense...      141     136      150      154       213      206       96       81     (15)    (15)     585     562
                    ------  ------  -------  -------   -------  -------  -------  -------  ------  ------  ------- -------
 Profit
  contribution...       44      48       73      (27)      154      123       91       20     (18)    (21)     344     143
 Allocated
  expenses.......       23      19       24       24        28       31      (64)     (63)    (11)    (11)      --      --
                    ------  ------  -------  -------   -------  -------  -------  -------  ------  ------  ------- -------
 Pretax income
  from continuing
  operations.....       21      29       49      (51)      126       92      155       83      (7)    (10)     344     143
 Income tax
  expense........        9      11       18      (18)       46       32       55       29      (7)    (10)     121      44
                    ------  ------  -------  -------   -------  -------  -------  -------  ------  ------  ------- -------
 Income from
  continuing
  operations.....   $   12  $   18  $    31  $   (33)  $    80  $    60  $   100  $    54  $   --  $   --  $   223 $    99
                    ======  ======  =======  =======   =======  =======  =======  =======  ======  ======  ======= =======
 Percentage
  contribution to
  total
  revenue**......     16.8%   19.2%    32.3%    36.4%     33.8%    34.6%    17.1%     9.8%
 Percentage
  contribution to
  total income
  from continuing
  operations.....      5.4%   18.2%    13.9%   (33.3%)    35.9%    60.6%    44.8%    54.5%
 Average Balances
 Total assets....   $4,709  $4,003  $38,260  $37,950   $13,933  $10,465  $13,711  $12,374                  $70,613 $64,792

 * Net interest income is reported on a taxable equivalent basis by segment and on a nontaxable equivalent basis for the Corporation. The difference is in-cluded in the eliminations column.
** Percentage contribution to total revenue is based on the proportion of each segment's revenue to the combined revenue of all segments.

Business Segments                                                        Table 6
--------------------------------------------------------------------------------
(Six Months Ended June 30)
(millions)

                        Asset and
                           Wealth                                            Treasury &                             Total
                       Management         Corporate          Consumer    Administration    Eliminations       Corporation
                    --------------  ----------------  ----------------  ----------------  --------------  ---------------
                      2001    2000     2001     2000     2001     2000     2001     2000    2001    2000     2001    2000
                    ------  ------  -------  -------  -------  -------  -------  -------  ------  ------  ------- -------
Operations Summary
External net
 interest margin... $   83  $   70  $ 1,247  $ 1,263  $   (47) $   (92) $  (159) $  (151) $  (16) $  (19) $ 1,108 $ 1,071
Internal funding
 (charge) credit...    (12)      5     (751)    (777)     517      541      298      281     (52)    (50)      --      --
                    ------  ------  -------  -------  -------  -------  -------  -------  ------  ------  ------- -------
Net interest
 income*...........     71      75      496      486      470      449      139      130     (68)    (69)   1,108   1,071
Total other
 income............    298     311      216      218      244      203      181       38      --      --      939     770
                    ------  ------  -------  -------  -------  -------  -------  -------  ------  ------  ------- -------
 Total revenue.....    369     386      712      704      714      652      320      168     (68)    (69)   2,047   1,841
Provision for loan
 losses............      3       1      190      242        9       10        8       (9)     --      --      210     244
Other expense......    281     277      301      306      409      401      195      190     (30)    (31)   1,156   1,143
                    ------  ------  -------  -------  -------  -------  -------  -------  ------  ------  ------- -------
 Profit
  contribution.....     85     108      221      156      296      241      117      (13)    (38)    (38)     681     454
Allocated
 expenses..........     44      37       47       46       57       63     (126)    (127)    (22)    (19)      --      --
                    ------  ------  -------  -------  -------  -------  -------  -------  ------  ------  ------- -------
 Pretax income from
  continuing
  operations.......     41      71      174      110      239      178      243      114     (16)    (19)     681     454
 Income tax
  expense..........     18      28       64       40       88       64       87       40     (16)    (19)     241     153
                    ------  ------  -------  -------  -------  -------  -------  -------  ------  ------  ------- -------
 Income from
  continuing
  operations....... $   23  $   43  $   110  $    70  $   151  $   114  $   156  $    74  $   --  $   --  $   440 $   301
                    ======  ======  =======  =======  =======  =======  =======  =======  ======  ======  ======= =======
Percentage
 contribution to
 total revenue**...   17.4%   20.2%    33.7%    36.9%    33.8%    34.1%    15.1%     8.8%
Percentage
 contribution to
 total income from
 continuing
 operations........    5.2%   14.3%    25.0%    23.2%    34.3%    37.9%    35.5%    24.6%
Average Balances
Total assets....... $4,621  $3,761  $38,908  $37,471  $13,066  $10,217  $13,447  $12,462                  $70,042 $63,911

 * Net interest income is reported on a taxable equivalent basis by segment and on a nontaxable equivalent basis for the Corporation. The difference is in-cluded in the eliminations column.
** Percentage contribution to total revenue is based on the proportion of each segment's revenue to the combined revenue of all segments.

Asset and Wealth Management

Asset and Wealth Management aspires to be the preferred provider of integrated investment and wealth management services in the Southeast and selected na-tional markets. This is being achieved through a combination of a strong base business and recent strategic acquisitions. On May 1, 2001, Asset and Wealth Management completed the acquisition of Hamilton Dorsey Alston Company, an At-lanta-based insurance broker that specializes in personal and commercial risk management and employee benefits.

Products and Services. Asset and Wealth Management delivers innovative tailored products and services through a variety of distribution channels. The Private Financial Advisors group provides a full range of products and services to af-fluent customers, including banking and credit services, tax planning and con-sulting, trust services, portfolio management, estate planning, investment counseling and insurance. Subsidiary companies OFFITBANK and Barry, Evans, Jo-sephs & Snipes provide wealth management and specialized investment and insur-ance products for the high-end of the affluent market.

Wachovia's brokerage business offers a wide variety of services and investment products including the Wachovia Funds through full-service brokers and branch-based investment consultants. Customers making their own investment decisions can trade through Wachovia Investments Direct using a broker, a touch-tone tel-ephone service or the Internet.

Wachovia Asset Management provides investment strategies and portfolio manage-ment for individuals and institutions, in addition to managing the Wachovia Funds. Institutional Client Services provides asset management, employee bene-fit, retirement services and philanthropy management services to businesses, endowments, foundations, and other institutions. Executive Services is a na-tionally recognized leader in providing retirement and wealth accumulation products for high-net-worth individuals. It also provides change-of-control and employee benefit protection services to client management teams.

Industry Dynamics and Strategy. Within Wachovia's five-state geographic foot-print, households are growing much faster than the national average, and over the next five years, affluent households are expected to grow substantially. Market volatility and the projected need for intergenerational wealth transfer capabilities also are driving demand. These factors create an attractive market opportunity. Asset and Wealth Management is uniquely positioned to take advan-tage of this environment through its market presence, brand names and strategic focus.

The competition in the wealth management business is increasing. Many financial service providers pursue a product-based or silo approach to serving the afflu-ent. Asset and Wealth Management's strategy is to provide a "relationship ap-proach" such as the Private Financial Advisor model that coordinates and man-ages a full range of services through a trusted financial advisor. This in-volves a team approach to client service within the Asset and Wealth Management business and across Wachovia's other business segments. The integration of re-cent merger partners has allowed this business segment to increase its product offerings, leverage existing services and expand distribution channels. In Sep-tember 2000, Wachovia launched the Market Acceleration Project that expands the penetration of the successful Private Financial Advisor model across Wachovia's markets. The goal of the project is to increase profit by generating more suc-cessful client leads and improving linkages among Wachovia's other lines of business.

Financial Results. Asset and Wealth Management's profit contribution declined $3 million or 7 percent to $44 million from the same quarter last year. Net in-come was also down from a year ago by $5 million. While the business continued to grow, the weakened economic environment, decline in market values of managed assets and falling interest rates all negatively impacted margin loans, trading commissions, investment fees and deposit spreads. Average loans and deposits grew 23 percent and 4 percent, respectively, from the second quarter of 2000 with Private Financial Advisors leading the growth in both categories. Despite the rise in loan and deposit volumes, net interest income dropped slightly due to a shift in loan portfolio mix and a lag in pricing down deposits in an ef-fort to attract and retain customer balances. Other income rose $4 million pri-marily due to an increase in insurance commissions from the acquisitions of DavisBaldwin and Hamilton Dorsey Alston Company. The increase in insurance com-missions was partially offset by a decline in investment fees that reflected weaker market conditions than a year ago. Noninterest expense increased $5 mil-lion or 4 percent from second quarter 2000, primarily due to the expenses of DavisBaldwin and Hamilton Dorsey Alston Company, although strategic spending on the Market Acceleration Project and the expansion of OFFITBANK offices also contributed to the increase. Excluding acquisitions, staff expense decreased $5 million or 6% from a combination of lower variable compensation and staff re-ductions.

Year to date, Asset and Wealth Management's profit contribution declined $23 million or 21 percent to $85 million from the first half of 2000. Net income was also down from a year ago by $20 million. The weaker economic environment of the first half of 2001 sharply contrasted with the heavy equity trading vol-umes and high market values experienced during 2000, particularly in the first quarter. Loan and deposit volumes grew 25 percent and 5 percent, respectively, led by Private Financial Advisors. Spread compression on deposits neutralized much of the positive impact of the growth on net interest income as deposit pricing intentionally lagged rate reductions in order to attract and retain customer balances. Other income declined $13 million or 4 percent from a year ago despite a $14 million increase in insurance premiums and commissions mostly related to the acquisitions of DavisBaldwin and Hamilton Dorsey Alston Company and a $10 million increase in trust fees. Investment fees were down $25 million from the first half of 2000 as equity trading volumes declined with investor confidence. Trading levels have remained depressed relative to the prior year. Other expense was up $4 million or 1 percent from the first half of 2000. Excluding acquisitions, ex-penses were down from a year ago reflecting internal cost control efforts and a reduction in variable compensation. Asset and Wealth Management continued to increase its strategic spending on the Market Acceleration Project and the ex-pansion of OFFITBANK.

Corporate

Corporate aspires to be the preferred provider of financial services to commer-cial clients in the Southeast and to selected client segments nationally and overseas. To achieve this goal, Corporate works to know its customers better than the competition; anticipate customer needs and provide innovative solu-tions; align products, services and delivery channels with customer needs; and serve customers through insightful, trusted professionals.

Products and Services. Corporate provides a comprehensive array of corporate banking, investment banking, capital markets and industry-leading cash manage-ment services through a variety of client-focused subsegments. Global Corporate Finance serves the needs of domestic and multinational companies with annual sales above $200 million. The group also serves selected industry sectors in-cluding communications/technology and diversified financial services. The group operates through offices in the Southeast, Boston, Chicago, London, Sao Paulo, and Hong Kong.

Regional Corporate Finance serves 2,200 Southeastern companies with sales of $25 million to $200 million. Business Banking serves 18,000 regional clients with sales from $2 million to $25 million. A new Emerging Companies group tar-gets smaller growth companies. Real Estate Finance serves 4,000 commercial real estate developers, investors and REITs, primarily in the Southeast. Dealer Fi-nance serves 2,500 automobile and other specialty finance customers throughout the Southeast.

Capital Markets offers a variety of services including investment banking, mergers and acquisitions, loan syndication finance, asset-backed finance, com-mercial paper, corporate bonds, interest rate and foreign exchange risk manage-ment, leasing, public equity research, sales and trading, private equity in-vestments, third-party research and option trading execution. Capital Markets closely aligns its products and services to meet the needs of each targeted client subsegment.

Corporate also provides industry-leading treasury consulting and cash manage-ment solutions through its Treasury Services Group. This area has been consist-ently cited for its superior quality of service, technology, and operations performance. The Treasury Services Group achieved top honors in the Phoenix-Hecht Quality Index 2000 and ranks high in other important industry surveys. In addition to treasury consulting, the group provides an array of cash management products and has become a leading provider of Internet-based and wireless ac-cess.

Industry Dynamics and Strategy. While general demand for corporate services re-mains solid, the continuing credit cycle poses risk of weakness in certain do-mestic activities. Softening general economic conditions, rising bond default rates, the significant increase in credit rating downgrades versus upgrades, greater incidence of public company bankruptcies, and the velocity of borrower deterioration all evidence rising risk in the corporate lending environment. Despite these challenging market conditions and a fiercely competitive industry climate, Corporate maintains a strong market position in each of its client segments.

Corporate's strategy to remain competitive is to build strong and long-lasting relationships with targeted clients through deep knowledge of unmet needs com-bined with superior execution. Dynamic and focused customer segmentation and sales model development enhance customer service, productivity and performance. Key to this strategy is a sharp focus on Capital Markets products and improved invest-ment banking expertise. In addition, Treasury Services is accelerating the de-velopment of innovative new products and outsourcing services.

Financial Results. Corporate's profit contribution and net income increased from the second quarter of 2000 due primarily to a lower provision for loan losses. Net interest income increased $4 million or 2 percent compared with the second quarter of 2000 as average loans also grew 2 percent with the increase coming from Regional Corporate. The loan loss provision decreased $90 million primarily due to an additional provision charge that added $200 million to the allowance for loan losses in the second quarter of 2000. Other income increased $2 million or 2 percent due to growth in deposit service charges and letter of credit fees. Other expense decreased by $4 million or 3 percent primarily due to lower staff expenses related to Wachovia's expense control initiatives. The lower staff expense was offset by higher systems development costs in support of product development initiatives.

Year to date profit contribution and net income increased as a result of a lower provision for loan losses. Net interest income rose $10 million or 2 per-cent based on a 5 percent increase in average loans outstanding. Growth in the regional corporate portfolio offset a decline in the large corporate portfolio, where credit exposure was reduced to improve returns on capital. The provision for loan losses decreased $52 million or 21 percent due to aggressive steps to build the allowance for loan losses in 2000 in light of the emerging credit cy-cle. Other income dropped slightly due to softness in capital markets advisory and syndication revenue, and amounts paid to third parties to assume certain customer letters of credit. Increases in deposit service charges due to im-proved pricing and letter of credit fees offset most of these decreases. Other expense decreased $5 million or 2 percent due to a decline in staff expenses and most other expense categories related to Wachovia's strategic cost control initiative. Professional services expense increased related to legal expense in support of loan workout activities, and systems development expense increased due to product development initiatives.

Consumer

Consumer aspires to be the preferred provider of financial services to consum-ers and small businesses in Wachovia's regional markets. To achieve this goal, Consumer develops customer relationships for the greatest lifetime value, man-ages the cost of the sales and service network and pursues opportunities to at-tract and serve customers through traditional and digital channels. It targets consumers, worksite groups and small businesses throughout the Southeast, of-fering a broad array of competitively priced products and services. Consumer is also important to the entire Wachovia franchise because of the value provided to Wachovia's other business segments by its branch network, brand identity and customer base.

Products and Services. Consumer provides traditional retail banking services, including mortgage lending, deposit products and consumer loans, to 4 million customers. It also offers access to investment and insurance products to these customer segments. Wachovia ranks among the top ten nationally in Visa(R) Check Card sales volume, according to a study conducted by Visa(R). Delivery channels include 748 traditional and in-store branches and worksite centers, 1,417 ATMs and 30 kiosks, Wachovia on Call and the Internet. Campus Card programs provide card-based banking access to students and faculty at nine university campuses, and Wachovia At Work serves employees of more than 5,200 companies and 237,000 consumers.

The Internet is growing in importance as a forum for financial services. Ap-proximately 576,000 of Wachovia's demand deposit customers are enrolled in Internet banking, up from approximately 500,000 at year-end and

375,000 a year ago. Wachovia's Internet site, wachovia.com, serves as a finan-cial portal with extensive account information and transaction capability sup-ported by relevant financial news.

Industry Dynamics and Strategy. Consumer operates in some of the country's most attractive retail growth markets, including Florida, Georgia, South Carolina, North Carolina and Virginia. The majority of Wachovia's deposits are in large, high and medium-growth metropolitan areas within this region. Consumer's strat-egy is to assess customer relationship potential, identify financial needs and achieve alignment between needs, service expectations and cost, thereby deliv-ering optimal value to each customer. Specific initiatives to implement this strategy include:

 . Information-Based Relationship Managementsm. Wachovia has developed strong proprietary data collection and analytical tools around its customers' buying and financial behaviors. These are used to proactively identify customer needs for sales activities and targeted product development. The Profitable Relationship Optimization (PRO) desktop technology connects to data ware-houses and delivers targeted leads to Personal Financial Advisors, small business and branch bankers. These bankers are trained to use solution-based selling skills, supported by the PRO technology to better serve more than 400,000 high-potential customers. Focus is placed on creating sales and serv-ice strategies to retain and grow targeted customers.

 . Market Network Strategy. Network optimization models provide an analytical framework to optimize customer points of presence while reducing branch net-work expenses. This strategy drives network location and effectiveness, branch and ATM openings, closings and consolidations, as well as staffing strategies.

 . Wachovia at Work and Campus Banking Programs. These strategies involve de-ploying Wachovia products and services through employers and universities to provide access to employees and students.

 . Selective Geographic Expansion. Wachovia continues to evaluate expansion op-portunities in high-growth areas. During the first quarter of 2000, Wachovia completed the acquisition of Bank of Canton in the Atlanta area. Wachovia completed the acquisition of the National Bank of Commerce in suburban Or-lando in the second quarter of 2000. During the first quarter of 2001, Wacho-via completed the acquisition of Republic Security Financial Corporation, which serves 178,000 customers, giving Wachovia the 11th largest deposit share in Florida. Also during the first quarter of 2001, Wachovia completed a branch swap transaction that allows entry into the Tennessee market.

eBusiness activities at Wachovia are enterprise-wide. Advances in technology are rapidly transforming the financial services industry. The eBusiness Divi-sion provides corporate-wide eBusiness strategic planning, leadership and oper-ational management for the entire corporation. Business units sponsor specific Internet initiatives to meet the dynamic demands of their customer groups. This collaborative structure maximizes the leverage from technology and research with the necessary responsiveness to customer requirements and deliverables. Wachovia's eBusiness strategy is to develop a personalized and seamlessly de-livered customer experience when using wachovia.com and Wachovia's other web sites, macroworld.net, ijlwachovia.com and offitbank.com. eBusiness activities create value by aligning customer acquisition, retention, cross-selling and cost reduction throughout all customer segment and delivery channels.

Financial Results. For the second quarter of 2001, Consumer's profit contribu-tion increased $30 million or 24 percent from the same quarter last year. The acquisition of Republic Security Bank and the branch dispositions in the third quarter of 2000 affect comparability between periods. Net interest income in-creased $13 million or

6 percent primarily due to the acquisition of Republic Security Bank as the lower interest rate environment caused spread compression on deposits that off-set the positive effect of increases in loan and deposit volumes. Deposit vol-ume increases were led by growth in Premiere money market deposits. Other in-come increased $25 million or 24 percent led by deposit service charges and electronic banking fees as usage increased and mortgage fees, due to the lower rate environment and from the addition of Republic Security Bank. Other expense was up $7 million or 3 percent, caused primarily by Republic Security Bank and an increase in mortgage expenses, particularly variable compensation, to handle the increased origination volume.

For the six months, Consumer's profit contribution increased $55 million or 23 percent from the same period last year. The acquisitions of Bank of Canton, Na-tional Bank of Commerce and Republic Security Bank and the branch dispositions in the third quarter of 2000 affect comparability between periods. Net interest income increased $21 million or 5 percent primarily due to the acquisition of Republic Security Bank. Continued spread compression offset the positive effect of increases in loan and deposit volumes when comparing the existing branches to the same branches last year. Deposit volume increases were driven by an in-crease in the Premiere money market product. Other income increased $41 million or 20 percent led by deposit service charges, electronic banking fees and mort-gage fees. The acquisition of Republic Security Bank contributed approximately 25 percent of the overall increase. Other expense was up $8 million or 2 per-cent due to the inclusion of Republic Security Bank and an increase in variable compensation costs associated with the increase in mortgage origination volume. The expenses in the branch network were lower than the same period in the prior year.

Treasury & Administration

The Treasury & Administration segment principally reflects asset and liability management for interest rate risk, management of the securities portfolio, in-ternal compensation for funding sources and charges for funds used. Other unal-located corporate costs and certain nonrecurring expenses are also included.

Financial Results. Treasury & Administration's profit contribution increased $72 million from the second quarter of 2000, primarily due to securities gains recorded in the current quarter. Net income was up $46 million for the same pe-riod. Other income increased $94 million from the second quarter of 2000, re-flecting the securities gains. Other expense increased $15 million or 18 per-cent mostly due to an increase in institutional incentive compensation related to the improvement in Wachovia's earnings performance from the second quarter of 2000. Merger integration charges also contributed to the increase as they were $3 million greater than a year ago. Second quarter 2001 merger integration charges were evenly split between the Republic Security Bank and the proposed merger with First Union.

Year to date, Treasury & Administration's profit contribution and net income were up $130 million and $82 million, respectively from the first six months of 2000. Net interest income increased $9 million. The average yield on the secu-rities portfolio was down only 10 basis points from a year ago while the aver-age rates on Wachovia's short-term borrowed funds and long-term debt dropped 84 basis points and 75 basis points, respectively, over the same period. The pro-vision for loan losses increased $17 million from a year ago. Other income in-creased $143 million from the first six months of 2000, primarily due to secu-rities gains. Also included in 2001 other income is a $42 million gain on Wachovia's equity investment in Star Systems, Inc. as a result of Star's acqui-sition by a publicly held company. The $5 million or 3 percent increase in other expense is due to a higher incentive compensation resulting from improved business performance from a year ago. A $12 million decrease in nonrecurring charges offset the increase in incentive compensation.

Taxable Equivalent Rate/Volume Analysis -- Second Quarter                Table 7
--------------------------------------------------------------------------------

                    Average                                                                Variance
 Average Volume      Rate                                   Interest                   Attributable to
 ---------------  -----------                         ---------------------           -------------------
    2001    2000   2001  2000                               2001       2000 Variance       Rate    Volume
 ------- -------  ----- -----                         ---------- ---------- --------  ---------  --------
   (millions)                                                            (thousands)
                              Interest income
                              Loans:
 $16,209 $17,570   7.10  8.50  Commercial............ $  286,865 $  371,154 $(84,289) $ (57,305) $(26,984)
     540     673   8.97  9.30  Tax-exempt............     12,066     15,545   (3,479)      (522)   (2,957)
 ------- -------                                      ---------- ---------- --------
  16,749  18,243   7.16  8.53   Total commercial.....    298,931    386,699  (87,768)   (58,091)  (29,677)
   1,539   1,236   8.04  8.84  Direct retail.........     30,836     27,162    3,674     (2,595)    6,269
   4,595   3,906   8.77  8.11  Indirect retail.......    100,538     78,756   21,782      6,905    14,877
                               Other revolving
     952     800  10.35 11.28  credit................     24,567     22,437    2,130     (1,930)    4,060
 ------- -------                                      ---------- ---------- --------
   7,086   5,942   8.83  8.69   Total retail.........    155,941    128,355   27,586      2,113    25,473
   3,995   2,797   7.43  9.96  Construction..........     74,032     69,244    4,788    (20,264)   25,052
                               Commercial
   9,501   8,206   7.63  8.48  mortgages.............    180,819    173,096    7,723    (18,232)   25,955
                               Residential
  10,626   8,272   7.55  8.00  mortgages.............    199,984    164,611   35,373     (9,702)   45,075
 ------- -------                                      ---------- ---------- --------
  24,122  19,275   7.56  8.49   Total real estate....    454,835    406,951   47,884    (47,511)   95,395
   2,789   2,694   6.92  9.08  Lease financing.......     48,139     60,794  (12,655)   (14,751)    2,096
   1,479   1,297   6.61  7.64  Foreign...............     24,377     24,636     (259)    (3,496)    3,237
 ------- -------                                      ---------- ---------- --------
  52,225  47,451   7.54  8.54   Total loans..........    982,223  1,007,435  (25,212)  (122,317)   97,105
                              Securities:
     800   1,098   7.82  7.51  Held-to-maturity......     15,596     20,490   (4,894)       837    (5,731)
   7,944   7,225   6.37  6.75  Available-for-sale....    126,129    121,199    4,930     (6,923)   11,853
 ------- -------                                      ---------- ---------- --------
   8,744   8,323   6.50  6.85   Total securities.....    141,725    141,689       36     (7,144)    7,180
   1,286   1,206   4.84  6.27 Other earning assets...     15,514     18,775   (3,261)    (4,471)    1,210
 ------- -------                                      ---------- ---------- --------
                                Total interest-
  62,255  56,980   7.34  8.24  earning assets........  1,139,462  1,167,899  (28,437)  (132,564)  104,127
                              Cash and due from
   2,701   2,895               banks.................
                              Investment in
                               discontinued
     372     402               operations............
   5,993   4,958              Other Assets...........
                              Allowance for loan
   (708)    (443)              losses................
 ------- -------
 $70,613 $64,792                Total assets.........
 ======= =======
                              Interest Expense
                              Interest-bearing
 $ 5,378 $ 4,793   1.27  1.46  demand................     16,991     17,379     (388)    (2,396)    2,008
                              Savings and money
  14,369  13,305   3.54  4.20  market savings........    126,828    139,095  (12,267)   (22,918)   10,651
   9,772   9,243   5.58  5.59 Savings certificates...    135,830    128,528    7,302       (381)    7,683
                              Large denomination
   4,012   4,198   5.83  5.92  certificates..........     58,354     61,816   (3,462)      (881)   (2,581)
 ------- -------                                      ---------- ---------- --------
                                Total interest-
                                 bearing deposits in
  33,531  31,539   4.04  4.42    domestic offices....    338,003    346,818   (8,815)   (30,313)   21,498
                              Interest-bearing
                               deposits in foreign
   3,518   4,124   4.33  6.08  offices...............     38,000     62,308  (24,308)   (16,082)   (8,226)
 ------- -------                                      ---------- ---------- --------
                                Total interest-
  37,049  35,663   4.07  4.61    bearing deposits....    376,003    409,126  (33,123)   (48,817)   15,694
                              Short-term borrowed
   6,845   5,376   4.39  6.17  funds*................     74,949     82,425   (7,476)   (26,938)   19,462
   8,983   7,460   5.17  6.55 Long-term debt*........    115,842    121,578   (5,736)   (28,146)   22,410
 ------- -------                                      ---------- ---------- --------
                                Total interest-
                                 bearing
  52,877  48,499   4.30  5.08    liabilities.........    566,794    613,129  (46,335)   (99,109)   52,774
                  ----- -----
                   3.04  3.16 Interest rate spread...
                  ----- -----
                              Non interest-bearing
   8,460   8,373               deposits..............
   2,748   2,087              Other liabilities......
   6,528   5,833              Shareholders' equity...
 ------- -------
                                Total liabilities
                                 and shareholders'
 $70,613 $64,792                 equity.
 ======= =======
                              Net yield on interest-
                               earning assets and
                   3.69  3.92  net interest income... $  572,668 $  554,770 $ 17,898    (32,598)   50,496
                  ===== =====                         ========== ========== ========

Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate vari-ances in proportion to the relationship of the absolute dollar amount of the change in each.
Securities available-for-sale are reported at amortized cost. Pretax unrealized gains of $124 million in 2001 and pretax unrealized losses of $159 million in 2000 are included in other assets for purposes of this presentation.
* Net of amounts allocated to discontinued operations. See Note 2 to consoli-dated financial statements.

Taxable Equivalent Rate/Volume Analysis -- Six Months                    Table 8
--------------------------------------------------------------------------------

                     Average                                                               Variance
 Average Volume       Rate                                   Interest                   Attributable to
 ----------------  -----------                         ---------------------           ------------------
    2001     2000   2001  2000                               2001       2000 Variance      Rate    Volume
 -------  -------  ----- -----                         ---------- ---------- --------  --------  --------
   (millions)                                                            (thousands)
                               Interest income
                               Loans:
 $16,794  $17,393   7.61  8.28  Commercial............ $  633,811 $  716,050 $(82,239) $(57,653) $(24,586)
     557      673   9.37  9.29  Tax-exempt............     25,903     31,104   (5,201)      259    (5,460)
 -------  -------                                      ---------- ---------- --------
  17,351   18,066   7.67  8.32   Total commercial.....    659,714    747,154  (87,440)  (58,048)  (29,392)
   1,466    1,172   8.35  8.77  Direct retail.........     60,712     51,131    9,581    (2,573)   12,154
   4,488    3,855   8.59  8.00  Indirect retail.......    191,104    153,382   37,722    11,604    26,118
                                Other revolving
     933      773  10.99 11.21  credit................     50,839     43,125    7,714      (856)    8,570
 -------  -------                                      ---------- ---------- --------
   6,887    5,800   8.86  8.59   Total retail.........    302,655    247,638   55,017     8,089    46,928
   3,763    2,626   7.97  9.45  Construction..........    148,703    123,400   25,303   (21,652)   46,955
                                Commercial
   9,373    8,100   7.96  8.40  mortgages.............    369,931    338,324   31,607   (18,728)   50,335
                                Residential
  10,138    8,066   7.80  7.91  mortgages.............    392,184    317,391   74,793    (4,612)   79,405
 -------  -------                                      ---------- ---------- --------
  23,274   18,792   7.89  8.34   Total real estate....    910,818    779,115  131,703   (43,942)  175,645
   2,812    2,650   7.45  9.32  Lease financing.......    103,939    122,731  (18,792)  (25,894)    7,102
   1,438    1,278   7.04  7.50  Foreign...............     50,235     47,685    2,550    (3,088)    5,638
 -------  -------                                      ---------- ---------- --------
  51,762   46,586   7.90  8.39   Total loans..........  2,027,361  1,944,323   83,038  (121,003)  204,041
                               Securities:
     910    1,096   7.71  7.60  Held-to-maturity......     34,783     41,443   (6,660)      568    (7,228)
   7,913    7,235   6.49  6.59  Available-for-sale....    254,779    237,108   17,671    (3,656)   21,327
 -------  -------                                      ---------- ---------- --------
   8,823    8,331   6.62  6.72   Total securities.....    289,562    278,551   11,011    (4,592)   15,603
   1,247    1,214   5.26  6.27 Other earning assets...     32,542     37,846   (5,304)   (6,314)    1,010
 -------  -------                                      ---------- ---------- --------
                                 Total interest-
  61,832   56,131   7.66  8.10  earning assets........  2,349,465  2,260,720   88,745  (128,543)  217,288
                               Cash and due from
   2,768    2,921               banks.................
                               Investment in
                                discontinued
     374      392               operations............
   5,760    4,904              Other Assets...........
                               Allowance for loan
    (692)    (437)              losses................
 -------  -------
 $70,042  $63,911                Total assets.........
 =======  =======
                               Interest Expense
                               Interest-bearing
 $ 5,215  $ 4,774   1.39  1.48  demand................     36,000     35,225      775    (2,301)    3,076
                               Savings and money
  13,904   13,334   3.92  4.08  market savings........    270,520    270,226      294   (10,626)   10,920
   9,758    9,104   5.75  5.44 Savings certificates...    278,074    246,265   31,809    14,006    17,803
                               Large denomination
   4,029    4,112   6.02  5.77  certificates..........    120,275    117,960    2,315     4,844    (2,529)
 -------  -------                                      ---------- ---------- --------
                                 Total interest-
                                  bearing deposits
                                  in domestic
  32,906   31,324   4.32  4.30    offices.............    704,869    669,676   35,193     3,025    32,168
                               Interest-bearing
                                deposits in foreign
   3,486    3,944   4.92  5.82  offices...............     84,986    114,230  (29,244)  (16,770)  (12,474)
 -------  -------                                      ---------- ---------- --------
                                 Total interest-
  36,392   35,268   4.38  4.47    bearing deposits....    789,855    783,906    5,949   (17,388)   23,337
                               Short-term borrowed
   7,014    5,504   5.02  5.86  funds*................    174,613    160,288   14,325   (25,184)   39,509
   9,205    7,066   5.71  6.46 Long-term debt*........    260,767    226,913   33,854   (28,602)   62,456
 -------  -------                                      ---------- ---------- --------
                                 Total interest-
                                  bearing
  52,611   47,838   4.70  4.92    liabilities.........  1,225,235  1,171,107   54,128   (56,711)  110,839
                   ----- -----
                    2.96  3.18 Interest rate spread...
                   ----- -----
                               Non interest-bearing
   8,363    8,346               deposits..............
   2,584    1,967              Other liabilities......
   6,484    5,760              Shareholders' equity...
 -------  -------
                                 Total liabilities
                                  and
                                  shareholders'
 $70,042  $63,911                 equity..............
 =======  =======
                               Net yield on interest-
                                earning assets and
                    3.67  3.90  net interest income... $1,124,230 $1,089,613 $ 34,617   (69,902)  104,519
                   ===== =====                         ========== ========== ========

Interest income and yields are presented on a fully taxable equivalent basis using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense. Any variance attributable jointly to volume and rate changes is allocated to the volume and rate vari-ances in proportion to the relationship of the absolute dollar amount of the change in each.
Securities available-for-sale are reported at amortized cost. Pretax unrealized gains of $108 million in 2001 and pretax unrealized losses of $154 million in 2000 are included in other assets for purposes of this presentation.
* Net of amounts allocated to discontinued operations. See Note 2 to consoli-dated financial statements.

CONSOLIDATED FINANCIAL RESULTS

Net Interest Income

Wachovia's taxable equivalent net interest income from continuing operations rose $18 million or 3.2 percent from the second quarter of 2000 to $573 mil-lion. For the first six months, taxable equivalent net interest income from continuing operations increased $35 million or 3.2 percent from the same period a year ago. The Federal Reserve continued to lower short-term interest rates by a total of 125 basis points during the second quarter and 325 basis points year to date. The rate reductions followed six rate increases beginning in July of 1999 and ending with a 50 basis point increase on May 16, 2000 when the economy appeared to be growing at an unsustainable pace leading to the perceived risk of inflation. Upon each action by the Federal Reserve, Wachovia lowered or raised its prime lending rate to keep pace with the changes in funding costs. For second quarter 2001, Wachovia's average prime lending rate and the average federal funds rate were 7.34 percent and 4.33 percent, respectively, compared with 9.25 percent and 6.27 percent, respectively, a year ago.

Wachovia's net yield on interest-earning assets was 3.69 percent compared with
3.92 percent reported for the second quarter of 2000. Year to date, the net yield on interest earnings assets was 3.67 percent compared with 3.90 percent a year ago. The lower net yield on interest-earning assets in both the quarter and year to date comparisons was caused primarily by intentionally lagging the market in rate reductions on deposit products in order to attract and retain balances. Although this strategy was successful in retaining deposits, much of the growth from a year ago results from the acquisition of Republic Security Bank. Loan growth continued to outpace growth in core deposits leading to greater use of wholesale sources to fund loan demand. This contributed posi-tively to net interest income, but had a slightly dilutive effect on the net yield on interest-earning assets.

The average yield on interest-earning assets decreased 90 basis points from the second quarter of 2000 and 44 basis points year to date, reflecting the change in market rates. A positive shift in portfolio mix between commercial and re-tail loans somewhat mitigated the decline in the average yield on interest earning assets. The average yield in the commercial loan portfolio experienced the largest decline while the yield on retail loans rose 14 basis points for the quarter due to improved pricing in the indirect auto lending portfolio.

The average rate on interest-bearing liabilities decreased 78 basis points from the second quarter of 2000 and was down 22 basis points year to date. In com-paring both periods, most of the decline in rates occurred in Wachovia's whole-sale funding sources as domestic deposit rates intentionally lagged market re-ductions in order to attract and retain customer balances. The average rate on savings certificates remained level with the second quarter of 2000 and in-creased 31 basis points year to date due to special promotions in the latter half of 2000. Much of the proceeds of maturing savings certificates migrated to lower-rate money market accounts which helped lower the overall funding rate.

Related Balance Sheet Analysis

Solid growth in the retail and real estate loan portfolios offset the effect of an intentional reduction in the large corporate portfolio leaving average total loans $4.774 billion higher than the second quarter of 2000 and $2.180 billion above the average for the fourth quarter of 2000. The acquisition of Republic Security Bank accounted for approximately half of the growth from a year ago and almost all of the increase from the fourth quarter. Commercial loans de-clined $1.494 billion or 8.2 percent from the second quarter of 2000 as Wacho-via exited certain lending relationships that were not economically beneficial. Much of the reduction in the commercial portfolio was the result of loan sales due to favorable pricing in the secondary market. Retail loans grew $1.144 billion or 19.3 percent from second quarter 2000 with approximately half of the increase from Republic Security Bank and the rest primarily due to strong demand for automobile loans. The real estate loan portfolio grew $4.847 bil-lion or 25.1 percent from a year ago with Republic Security accounting for ap-proximately 30 percent of the growth, primarily in the residential category.

Period-End Loans by Category                                            Table 9
-------------------------------------------------------------------------------
(thousands)

                              June 30    March 31     Dec. 31    Sept. 30     June 30
                                 2001        2001        2000        2000        2000
                          ----------- ----------- ----------- ----------- -----------
Commercial..............  $15,670,375 $16,897,378 $17,660,562 $18,005,046 $17,823,579
Tax-exempt..............      530,734     548,246     605,165     657,441     668,953
                          ----------- ----------- ----------- ----------- -----------
  Total commercial......   16,201,109  17,445,624  18,265,727  18,662,487  18,492,532
Direct retail...........    1,548,071   1,514,825   1,338,265   1,286,724   1,270,661
Indirect retail.........    4,650,633   4,571,517   4,219,917   4,159,669   3,985,073
Other revolving credit..      966,447     924,745     894,639     854,217     821,348
                          ----------- ----------- ----------- ----------- -----------
  Total retail..........    7,165,151   7,011,087   6,452,821   6,300,610   6,077,082
Construction............    4,217,670   3,746,881   3,370,031   3,206,898   2,960,285
Commercial mortgages....    9,437,455   9,576,763   9,025,271   8,893,611   8,423,985
Residential mortgages...   10,845,122  10,394,934   9,234,080   8,987,962   8,558,292
                          ----------- ----------- ----------- ----------- -----------
  Total real estate.....   24,500,247  23,718,578  21,629,382  21,088,471  19,942,562
Lease financing.........    2,848,492   2,805,779   2,839,386   2,777,382   2,701,108
Foreign.................    1,444,626   1,385,747   1,380,186   1,295,778   1,308,777
                          ----------- ----------- ----------- ----------- -----------
  Total loans...........  $52,159,625 $52,366,815 $50,567,502 $50,124,728 $48,522,061
                          =========== =========== =========== =========== ===========

Average balances of securities increased in comparison to both the second and fourth quarters of 2000 partially due to the inclusion of the acquired Repub-lic Security Bank portfolio. Although the average balances show an increase, the period end balances dropped considerably from both prior periods as Wacho-via sold securities in order to realize gains resulting from the lower rate environment. The proceeds from sales are being reinvested in similar securi-ties with longer maturities. This also accomplished changing Wachovia's inter-est rate position to slightly liability sensitive. Wachovia and its affiliates regularly purchase securities for their own accounts. In this connection, since April 16, 2001 (the date on which the proposed merger of Wachovia and First Union Corporation was announced), Wachovia and its affiliates have pur-chased approximately $552 million of First Union common stock in the open mar-ket. Wachovia and its affiliates may continue to purchase First Union common stock from time to time in the future consistent with applicable legal and regulatory requirements.

Securities                                                             Table 10
-------------------------------------------------------------------------------
June 30, 2001 (thousands)

Securities available-for-sale at fair value:
 U.S. Government and agency......................................... $1,014,203
 Mortgage-backed....................................................  4,201,075
 Other..............................................................  1,061,170
                                                                     ----------
  Total available-for-sale..........................................  6,276,448
Securities held-to-maturity:
 U.S. Government and agency.........................................    143,160
 Mortgage-backed....................................................    270,982
 State and municipal................................................    206,050
 Other..............................................................      5,135
                                                                     ----------
  Total held-to-maturity............................................    625,327
                                                                     ----------
  Total securities.................................................. $6,901,775
                                                                     ==========

The increase in average other assets from the second and fourth quarters of 2000 as presented on the Taxable Equivalent Rate/Volume Variance Analysis table was primarily due to the change in the mark-to-market adjustment on securities classified as available-for-sale. Securities available-for-sale had an average unrealized gain of $124 million in the second quarter of 2001 compared with av-erage unrealized losses of $30 million and $159 million, respectively, in the fourth and second quarters of 2000. An increase in intangible assets resulting from acquisitions and the unrealized gains on derivative securities qualifying as hedges accounted for most of the remaining increase.

Average interest-bearing deposits rose $1.386 billion or 3.9 percent from the second quarter of 2000 and $1.531 billion or 4.3 percent from the fourth quar-ter of 2000. Excluding the effects of acquisitions and branch sales in the third quarter of 2000, average interest-bearing deposits were level with the second quarter of 2000 although the mix shifted from certificates of deposit, in particular large denominations, toward lower rate savings and money market accounts. Wachovia's Premiere money market deposit product experienced strong growth in particular much of which came from maturing certificates of deposit.

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

Liquidity Management

Wachovia manages liquidity at both the parent and subsidiary levels through ac-tive management of the balance sheet. Parent company liquidity comes from short-term investments that can be sold immediately, the ability to issue debt and equity securities, and from dividends and interest income from subsidiar-ies. At June 30, 2001, Wachovia Corporation had $1.222 billion in interest-bearing balances with Wachovia Bank, N.A. ("Wachovia Bank"), and $750 million available for issuance as senior or subordinate debt securities under existing shelf registrations filed with the Securities and Exchange Commission. At July 1, 2001, $852 million was available from Wachovia's bank subsidiaries to pay dividends to Wachovia Corporation without prior regulatory approval. As a back-up liquidity facility for commercial paper, Wachovia has $395 million in lines of credit from unaffiliated banks. No borrowings have occurred under these lines.

Wachovia Corporation's senior notes are rated AA- by Fitch, A1 by Moody's and A+ by Standard & Poor's, and its subordinated notes are rated A+ by Fitch, A2 by Moody's and A by Standard & Poor's. The subordinated debt securities qualify for inclusion in Tier II capital under risk-based capital guidelines. Capital securities, also classified as part of other long-term debt, totaled $997 mil-lion at June 30, 2001. The capital securities are rated A+ by Fitch, a1 by Moody's and A by Standard & Poor's and qualify as Tier I capital under risk-based capital guidelines.

Through its global bank note program, Wachovia Bank is authorized to issue up to $17.0 billion of bank notes. The global bank note program consists of issu-ances with original maturities beginning at seven days. Bank notes with origi-nal maturities of one year or less are included in other short-term borrowed funds, and bank notes with original maturities greater than one year are con-sidered medium-term in nature and are classified as long-term debt. Under the existing offering circular, Wachovia Bank can have outstanding up to $10 bil-lion of notes at any one time with original maturities from 7 to 270 days. Wachovia Bank may issue up to an aggregate of $8 billion of notes with maturities of more than 270 days. At June 30, 2001, Wachovia Bank had approximately $6.4 billion of the notes with maturities of more than 270 days available under the existing autho-rization. There were no short-term bank notes outstanding as of June 30, 2001. Medium-term bank notes were $1.291 billion on the same date, with an average cost of 4.89 percent and an average maturity of 7.3 years. Short-term issues under the global bank note program are rated F1+ by Fitch, P-1 by Moody's and A-1+ by Standard & Poor's, while medium-term issues are rated AA- by Fitch, Aa3 by Moody's and AA- by Standard & Poor's.

Allowance for Loan Losses                                               Table 11
--------------------------------------------------------------------------------
(thousands)

                                                                                            Six Months Ended
                                                2001                     2000                    June 30
                                          ------------------  ----------------------------  ------------------
                                            Second     First    Fourth     Third    Second
                                           Quarter   Quarter   Quarter   Quarter   Quarter      2001      2000
                                          --------  --------  --------  --------  --------  --------  --------
Summary of Transactions
Balance at beginning of period..........  $698,676  $667,654  $644,555  $644,445  $440,749  $667,654  $436,680
Additions from acquisitions.............        --    25,739        --        --     3,289    25,739     7,017
Provision for loan losses...............   143,809    66,564    68,536    77,483   223,169   210,373   244,212
Deduct net loan losses:
 Loans charged off:
  Commercial............................    66,699    41,689    35,871    70,573    14,991   108,388    26,271
  Other revolving credit................     4,704     3,336     2,901     3,013     2,417     8,040     4,946
  Other retail..........................    12,897    13,282     9,325     8,437     8,124    26,179    17,999
  Real estate...........................    10,032     9,242     2,513       887     1,612    19,274     2,832
  Lease financing.......................     2,297       834       262       226       404     3,131       972
  Foreign...............................        37        --        --        --        --        37        --
                                          --------  --------  --------  --------  --------  --------  --------
  Total.................................    96,666    68,383    50,872    83,136    27,548   165,049    53,020
 Recoveries:
  Commercial............................     6,280     1,925     2,047     1,673       583     8,205     1,204
  Other revolving credit................       673       534       448       494       662     1,207     1,328
  Other retail..........................     3,066     2,937     2,072     2,441     3,018     6,003     5,584
  Real estate...........................       823     1,625       794     1,033       402     2,448     1,188
  Lease financing.......................       107        81        74       122       121       188       252
  Foreign...............................        --        --        --        --        --        --        --
                                          --------  --------  --------  --------  --------  --------  --------
  Total.................................    10,949     7,102     5,435     5,763     4,786    18,051     9,556
                                          --------  --------  --------  --------  --------  --------  --------
 Net loan losses........................    85,717    61,281    45,437    77,373    22,762   146,998    43,464
                                          --------  --------  --------  --------  --------  --------  --------
Balance at end of period................  $756,768  $698,676  $667,654  $644,555  $644,445  $756,768  $644,445
                                          ========  ========  ========  ========  ========  ========  ========
Net Loan Losses (Recoveries) by Category
Commercial..............................  $ 60,419  $ 39,764  $ 33,824  $ 68,900  $ 14,408  $100,183  $ 25,067
Other revolving credit..................     4,031     2,802     2,453     2,519     1,755     6,833     3,618
Other retail............................     9,831    10,345     7,253     5,996     5,106    20,176    12,415
Real estate.............................     9,209     7,617     1,719      (146)    1,210    16,826     1,644
Lease financing.........................     2,190       753       188       104       283     2,943       720
Foreign.................................        37        --        --        --        --        37        --
                                          --------  --------  --------  --------  --------  --------  --------
  Total.................................  $ 85,717  $ 61,281  $ 45,437  $ 77,373  $ 22,762  $146,998  $ 43,464
                                          ========  ========  ========  ========  ========  ========  ========
Annualized Net Loan Losses
 (Recoveries) to Average Loans by
 Category
Commercial..............................      1.44%      .89%      .75%     1.54%      .32%     1.15%      .28%
Other revolving credit..................      1.69      1.23      1.14      1.21       .88      1.47       .94
Other retail............................       .64       .72       .53       .45       .40       .68       .49
Real estate.............................       .15       .14       .03        --       .03       .14       .02
Lease financing.........................       .31       .11       .03       .02       .04       .21       .05
Foreign.................................       .01        --        --        --        --       .01        --
Total loans.............................       .66       .48       .36       .64       .19       .57       .19
Period-end allowance to outstanding
 loans..................................      1.45      1.33      1.32      1.29      1.33      1.45      1.33

Allowance for Loan Losses

Wachovia's allowance for loan losses is maintained at a level adequate to ab-sorb probable losses inherent in the loan portfolio at the date of the finan-cial statements. At June 30, 2001, the allowance for loan losses assigned to continuing operations was $757 million or 1.45 percent of outstanding loans compared with $668 million or 1.32 percent and $644 million or 1.33 percent at December 31, 2000 and June 30, 2000, respectively. The allowance for loan losses varied over the periods presented due to changes in the portfolio's risk profile. Compared with a year ago, the increase in the allowance at June 30, 2001 was due to a rise in the level of nonperforming loans and downward migra-tion on Wachovia's internal loan risk grades. External factors such as lower corporate earnings growth, rising default rates and an increase in the ratio of credit rating downgrades to upgrades indicate rising risk in the corporate lending environment.

Nonperforming loans decreased $120 million from December 31, 2000, but were up $96 million from June 30, 2000. The level has fallen from December 31, 2000, primarily from the sale or charge-off of nonperforming loans. Management has taken aggressive action to recognize losses where appropriate and to limit ex-posure through the sale of nonperforming loans where market pricing was favora-ble. While the level of nonperforming loans has steadily declined over the last two quarters, other factors such as continued softening in reported corporate earnings, a general lowering of future earnings expectations by public compa-nies and continued announcements concerning layoffs, led to the increase in the allowance during the second quarter. Management continues to monitor the loan portfolio and is taking appropriate action to proactively reduce credit expo-sure. Early in the year, Wachovia formed a workout group comprised of approxi-mately 30 highly experienced bankers that has been successful in trimming expo-sure to problem loans.

Nonperforming Assets and Contractually Past Due Loans                   Table 12
--------------------------------------------------------------------------------
(thousands)

                               Jun. 30   Mar. 31   Dec. 31  Sept. 30   Jun. 30
                                  2001      2001      2000      2000      2000
                              --------  --------  --------  --------  --------
Nonperforming Assets
Nonaccrual loans............  $378,554  $408,646  $498,592  $443,620  $282,333
Restructured loans..........        --        --        --        --        --
                              --------  --------  --------  --------  --------
  Total nonperforming
   loans....................   378,554   408,646   498,592   443,620   282,333
Foreclosed property:
 Foreclosed real estate.....    15,710    18,712    13,855    12,794    12,946
 Less valuation allowance...     1,788     1,960     2,210     2,429     2,867
 Other foreclosed assets....     8,039    10,148     9,733     6,501     5,060
                              --------  --------  --------  --------  --------
  Total foreclosed
   property.................    21,961    26,900    21,378    16,866    15,139
                              --------  --------  --------  --------  --------
  Total nonperforming
   assets...................  $400,515  $435,546  $519,970  $460,486  $297,472
                              ========  ========  ========  ========  ========
Nonperforming loans to
 period-end loans...........       .73%      .78%      .95%      .88%      .56%
Nonperforming assets to
 period-end loans and
 foreclosed property........       .77       .83       .99       .91       .59
Period-end allowance for
 loan losses times
 nonperforming loans........      2.00x     1.85x     1.40x     1.51x     2.28x
Period-end allowance for
 loan losses times
 nonperforming assets.......      1.89      1.74      1.34      1.45      2.17
Contractually Past Due Loans
 (accruing loans past due 90
 days or more)..............  $ 74,176  $ 57,181  $ 75,277  $ 55,621  $ 53,966
                              ========  ========  ========  ========  ========

At June 30, 2001, Wachovia's nonperforming assets represented .77 percent of total loans and foreclosed property compared with 1.03 percent and .61 percent at December 31, 2000 and June 30, 2000, respectively.

The provision for loan losses charged to earnings was an amount sufficient to position the allowance for loan losses at the appropriate level as described above. For the second quarter the provision for loan losses was $144 million compared with $223 million for the same period of 2000. In both periods the provision for loan losses increased the allowance for loan losses in response to deteriorating economic conditions. In the second quarters of 2001 and 2000, Wachovia increased the allowance for loan losses $58 million and $200 million, respectively, through charges to earnings. Net charge-offs were $86 million or
 .66 percent of average loans outstanding in the second quarter of 2001 compared with $23 million or .19 percent of average loans outstanding a year earlier. Year to date, the provision for loan losses was $210 million compared with $244 million a year earlier.

Looking forward, management remains watchful of credit quality issues and some further increase in nonperforming loans could be experienced over the next few quarters.

Noninterest Income

Other operating revenue, which excludes securities transactions, grew $28 mil-lion or 7.3 percent for the second quarter and $64 million or 8.3 percent for the first six months from the respective year earlier periods. Growth occurred in most categories except investment fees which continue to be suppressed by market conditions. Adjusting for the effects of acquisitions, operating revenue grew approximately 5 percent from second quarter 2000.

Noninterest Income and Expense                                          Table 13
--------------------------------------------------------------------------------
(thousands)

                                                                         Six Months Ended
                                2001                   2000                   June 30
                          ----------------- ---------------------------- -----------------
                            Second    First   Fourth     Third    Second
                           Quarter  Quarter  Quarter   Quarter   Quarter     2001     2000
                          -------- -------- --------  --------  -------- -------- --------
Noninterest Income
Service charges on
 deposit accounts.......  $115,157 $104,282 $106,655  $106,765  $104,380 $219,439 $205,191
Fees for trust
 services...............    57,923   57,090   57,417    56,636    54,189  115,013  105,423
Investment fees.........    75,609   75,864   76,521    80,065    81,439  151,473  178,209
Capital markets income..    45,581   48,166   40,115    40,092    45,014   93,747   89,800
Electronic banking......    29,300   26,770   27,029    26,254    26,153   56,070   49,549
Mortgage fees...........    14,955    8,368    7,082     7,373     5,921   23,323   10,922
Bankers' acceptance and
 letter of credit fees..    14,803   13,547   14,948    15,102    13,671   28,350   25,268
Other service charges
 and fees...............    28,293   25,326   25,723    20,253    17,915   53,619   37,054
Other income............    29,504   62,647   25,872    67,454    34,533   92,151   68,039
                          -------- -------- --------  --------  -------- -------- --------
 Total other operating
  revenue...............   411,125  422,060  381,362   419,994   383,215  833,185  769,455
Securities gains
 (losses)...............    97,180    9,076     (480)     (163)       59  106,256      226
                          -------- -------- --------  --------  -------- -------- --------
 Total..................  $508,305 $431,136 $380,882  $419,831  $383,274 $939,441 $769,681
                          ======== ======== ========  ========  ======== ======== ========

Service charges on deposit accounts grew $11 million or 10.3 percent from the second quarter of 2000 and $14 million or 6.9 percent year to date. The acqui-sition of Republic Security Bank accounted for approximately 40 percent of the increase over the second quarter of 2000. The remaining increase is due to higher commercial analysis fees reflecting improved pricing and an increase in returned check charges. The increase in returned check charges is primarily due to a higher occurrence rate although improvement in the collection rate also contributed.

Trust fees were up $4 million or 6.9 percent from the second quarter of 2000 and were up $10 million or 9.1 percent from the first six months of 2000 de-spite softening market conditions that eroded asset values. Due to the use of tiered pricing structures, a reduction in the value of assets under management does not proportionately reduce fee income derived from the value of managed assets. Successful sales efforts, particularly with institutional customers, offset the reduction in fees caused by declining asset values.

Investment fees were down $6 million or 7.2 percent from the second quarter of 2000 and were down $27 million or 15.0 percent from the first half of 2000. The equity markets and trading activity reached record levels in the first quarter of 2000 and have since retreated leaving mutual fund income and equity trading commissions down from a year ago. A sharp increase in annuity fees in the sec-ond quarter partially offset the decrease in mutual fund income and equity trading commissions.

Capital markets income was mostly flat with the second quarter of 2000 but was up $4 million or 4.4 percent over the first half of 2000. Increases in deriva-tive income and asset backed finance fees offset declines in loan syndication and foreign exchange fees.

Electronic banking fees were up $3 million or 12.0 percent for the quarter and $7 million or 13.2 percent for the first six months from the same respective periods a year ago. Higher debit card transaction volume pushed interchange fees higher. Mortgage fees were also up $9 million or over 150 percent from the second quarter of 2000 and were up $12 million or 113.5 percent due to increas-ing demand for fixed rate mortgages in the lower rate environment. Wachovia originates and sells fixed rate mortgages and receives a fee for the sale of the servicing rights.

Other service charges and fees increased by $10 million or 57.9 percent from the second quarter of 2000. For the first six months, other service charges and fees increased $17 million or 44.7 percent from a year ago. Most of the in-crease was in insurance premiums and commissions reflecting core business growth and the acquisitions of DavisBaldwin in the fourth quarter of 2000 and Hamilton Dorsey Alston Company on May 1. The acquisitions had the greatest im-pact on property and casualty commissions that were up over $4 million for the quarter and almost $8 million year to date from the comparable 2000 periods.

Other income decreased $5 million from the second quarter of 2000 but increased $24 million from the first half of 2000. The decrease from the second quarter of 2000 is primarily due to amounts paid to third parties in the first and sec-ond quarters of 2001 to assume Wachovia's liability for unfunded commitments related to certain customers. The first quarter of 2001 also included the rec-ognition of a $42 million gain on Wachovia's investment in Star Systems, Inc.

Included in noninterest income for the second quarter and first six months of 2001 were securities gains of $97 million and $106 million, respectively, com-pared with $59 thousand and $226 thousand, respectively, for the same periods of 2000. During the second quarter of 2001, Wachovia took the opportunity to sell securities and recognize gains caused by declining interest rates.

Noninterest Expense

Noninterest expense for continuing operations was up $23 million or 4.1 per-cent from the second quarter of 2000 and up $13 million or 1.2 percent from the first half of 2000. Acquisitions and nonrecurring charges affect compara-bility between periods. Adjusting for those items, noninterest expense was down slightly from a year ago reflecting successful cost control efforts. Non-recurring expenses include restructuring charges, merger-related expenses, and a litigation settlement charge. The restructuring charge recorded in the first quarter of 2001 is explained in more detail on page 29. The litigation settle-ment charge recorded in the first quarter of 2000 resulted from an agreement reached with the U. S. Department of Labor to settle litigation stemming from a lawsuit begun against South Carolina National Bank (a predecessor of Wacho-via Bank) in May 1991.

Noninterest Income and Expense                                         Table 14
-------------------------------------------------------------------------------
(thousands)

                                                                              Six Months Ended
                                2001                     2000                      June 30
                          ------------------  ----------------------------  ----------------------
                            Second     First    Fourth     Third    Second
                           Quarter   Quarter   Quarter   Quarter   Quarter        2001        2000
                          --------  --------  --------  --------  --------  ----------  ----------
Noninterest Expense
Salaries................  $283,179  $268,816  $230,394  $264,491  $270,569  $  551,995  $  546,262
Employee benefits.......    55,420    52,810    50,600    48,381    50,916     108,230     104,675
                          --------  --------  --------  --------  --------  ----------  ----------
 Total personnel
  expense...............   338,599   321,626   280,994   312,872   321,485     660,225     650,937
Net occupancy expense...    42,088    39,915    38,571    38,986    39,347      82,003      77,548
Equipment expense.......    43,250    44,093    46,409    44,235    44,806      87,343      92,928
Postage and delivery....    11,081    10,806    10,781    11,022    11,155      21,887      22,717
Outside data processing,
 programming and
 software...............    30,173    28,685    28,950    24,963    23,538      58,858      48,450
Stationery and
 supplies...............     9,650     9,145     8,769     8,914     9,494      18,795      18,218
Advertising and sales
 promotion..............     7,232     7,897    11,591     9,075     8,761      15,129      16,574
Professional services...    13,771    16,107    23,613    18,342    16,964      29,878      28,854
Travel and business
 promotion..............     9,895     9,327    10,378     9,352    10,982      19,222      20,367
Telecommunications......    14,976    14,351    14,145    13,959    14,128      29,327      27,531
Amortization of
 intangible assets......    18,127    15,226    13,923    14,304    13,957      33,353      27,587
Foreclosed property
 expense -- net of
 income.................       834       985       109      (349)     (220)      1,819      (2,942)
Other expense...........    34,285    39,028    33,717    35,374    39,034      73,313      76,887
                          --------  --------  --------  --------  --------  ----------  ----------
 Total operating
  expense...............   573,961   557,191   521,950   541,049   553,431   1,131,152   1,105,656
Merger-related charges..    11,670        --        --    11,928     8,872      11,670      17,030
Litigation settlement
 charge.................        --        --        --        --        --          --      20,000
Restructuring charge....        --    13,152    19,543    87,944        --      13,152          --
                          --------  --------  --------  --------  --------  ----------  ----------
 Total..................  $585,631  $570,343  $541,493  $640,921  $562,303  $1,155,974  $1,142,686
                          ========  ========  ========  ========  ========  ==========  ==========
Overhead ratio*.........      59.5%     58.6%     58.2%     66.2%     60.0%       59.1%       61.5%
Operating overhead
 ratio..................      58.3      57.2      56.1      55.9      59.0        57.8        59.5

* Noninterest expense as a percentage of taxable equivalent net interest in-come and total other operating revenue.

Total personnel expense was up $17 million or 5.3 percent and $9 million or
1.4 percent from the second quarter and first six months of 2000, respective-ly. Adjusted for acquisitions, the increase in personnel expense is approxi-mately 1 percent reflecting the success of Wachovia's expense control initiatives. At June 30, 2001, Wachovia had 20,725 full time equivalent em-ployees, including approximately 890 added with the acquisitions of Republic Security Bank and Hamilton Dorsey Alston Company, compared with 21,509 a year earlier.

The combined categories of occupancy and equipment expense were mostly level with a year ago when comparing both the second quarter and the first six months despite additional expense added by acquisitions. This reflects manage-ment's expense control efforts, and lower depreciation of personal computer and peripheral equipment, adjusted for lower staffing levels.

Professional services expense was down $3 million or 18.8 percent from the sec-ond quarter of 2000 but up $1 million from the first half of 2000 primarily due to the timing of projects. Several initiatives were completed during the first quarter of 2001 and other projects have been suspended.

Amortization of intangible assets rose from prior year levels primarily as a result of intangibles associated with the acquisition of Republic Security Bank.

The other major expense categories show little change from their level a year ago in comparing both the quarter and the first half of the year.

On August 28, 2000, Wachovia announced the realignment of resources that called for the elimination of 1,800 positions. In connection with the restructuring plan, Wachovia incurred charges of $88 million and $20 million, respectively, during the third and fourth quarters of 2000. The remaining charge of $13 mil-lion to complete the project was incurred during the first quarter of 2001. The amounts expensed and paid during the first half of 2001 are reported below.

Restructuring Charge                                                    Table 15
--------------------------------------------------------------------------------
(thousands)

                             Balance at Charge to Utilized During    Balance at
                          Dec. 31, 2000  Earnings            2001 June 30, 2001
                          ------------- --------- --------------- -------------
Severance and personnel-
 related costs..........        $38,233   $ 5,226         $29,111       $14,348
Occupancy and other
 costs..................          1,384     7,926           9,240            70
                                -------   -------         -------       -------
Total...................        $39,617   $13,152         $38,351       $14,418
                                =======   =======         =======       =======

Severance and personnel related costs include severance payments to terminated employees as well as benefits including pension, medical and job transition as-sistance. Occupancy and other costs represent asset impairment charges and other facility exit costs associated with the project. Included in occupancy and other costs were non-cash items of approximately $7 million.

Income Taxes                                                            Table 16
--------------------------------------------------------------------------------
(thousands)

                                         Three Months      Six Months Ended
                                         Ended June 30          June 30
                                       ------------------  ------------------
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
Income before income taxes............ $344,208  $123,017  $681,336  $453,541
                                       ========  ========  ========  ========
Federal income taxes at statutory
 rate................................. $120,472  $ 50,056  $238,468  $158,739
State and local income taxes--net of
 federal benefit......................    5,480       428    12,930     7,493
Effect of tax-exempt securities
 interest and other income............  (11,537)  (11,453)  (23,113)  (22,723)
Other items...........................    6,615     5,256    12,922     9,334
                                       --------  --------  --------  --------
  Total tax expense................... $121,030  $ 44,287  $241,207  $152,843
                                       ========  ========  ========  ========
Current:
 Federal.............................. $ 73,049  $ 21,226  $102,093  $ 42,831
 Foreign..............................      406       364     1,002       700
 State and local......................   10,383     6,400    17,911    13,092
                                       --------  --------  --------  --------
  Total...............................   83,838    27,990   121,006    56,623
Deferred:
 Federal..............................   37,196    22,038   118,221    97,784
 State and local......................       (4)   (5,741)    1,980    (1,564)
                                       --------  --------  --------  --------
  Total...............................   37,192    16,297   120,201    96,220
                                       --------  --------  --------  --------
  Total tax expense................... $121,030  $ 44,287  $241,207  $152,843
                                       ========  ========  ========  ========

Income Taxes

Applicable income taxes for continuing operations for the second quarter of 2001 increased $77 million from the second quarter of 2000 and increased $88 million from the first half of 2000 reflecting a higher level of pretax earn-ings. Wachovia's effective tax rate is higher than 2000 in comparing both the second quarter and first half of the year. The increase is caused by tax exempt income accounting for a proportionately larger share of pretax income in 2000. The current year also included a larger amount of nondeductible intangible am-ortization that resulted from recent acquisitions.

New Accounting Standards

Effective January 1, 2001, Wachovia adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activi-ties" (FASB 133), which established accounting and reporting standards for de-rivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the risk being hedged are recognized in earnings. If the derivative is des-ignated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative are recorded in other comprehensive income and are rec-ognized in the income statement when the hedged item affects earnings. Ineffec-tive portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedging instrument, the changes in fair value of the derivative are recorded in income. The adoption of FASB 133 did not have a material impact on Wachovia's financial position or re-sults of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (FASB 140) which re-places FASB Statement No. 125. FASB 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. The state-ment is effective for transfers and servicing of financial assets or extin-guishments of liabilities that occur after March 31, 2001. The statement was effective for recognition and reclassification of collateral and for disclo-sures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption did not result in a material financial impact.

In July 2001, the Financial Accounting Standards Board issued Statement of Fi-nancial Accounting Standards No. 141, "Business Combinations" (FASB 141) which supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" and FASB 38 "Accounting for Preacquisition Contingencies of Purchased Enter-prises". FASB 141 changes the existing accounting treatment for business combi-nations to allow only the purchase method. The statement applies to all busi-ness combinations initiated after June 30, 2001. The statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. Adoption of this statement is not expected to have a material impact on Wachovia's results of operations or financial position.

In July 2001, the Financial Accounting Standards Board issued Statement of Fi-nancial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FASB 142) which supercedes Accounting Principles Board Opinion No. 17 "Intan-gible Assets". FASB 142 addresses how intangible assets that are acquired indi-vidually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how good-will and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The most significant change from current accounting standards is that goodwill will no longer be amortized but will instead be tested periodically for impairment. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of FASB 142 are to be reported as resulting from a change in ac-counting principle. FASB 142 is effective for Wachovia beginning in the first quarter of 2002 and is required to be applied to all goodwill and intangibles recognized in the financial statements at that date. Adoption is not expected to have a material impact on results of operations or financial position.

SHAREHOLDERS' EQUITY AND CAPITAL RATIOS

Shareholders' equity at June 30, 2001 was $6.455 billion, up $519 million or
8.8 percent from $5.936 billion one year earlier and up $171 million or 2.7 percent from December 31, 2000. Included in shareholders' equity at the end of the second quarter of 2001 was $6 million, net of tax, of accumulated other comprehensive income comprised of $22 million in unrealized gains on securi-ties available-for sale, $15 million minimum pension liability and $572 thou-sand in unrealized losses on derivatives qualifying as cash flow hedges. This compared with accumulated other comprehensive losses of $80 million, net of tax, one year earlier and accumulated other comprehensive income of $30 mil-lion at December 31, 2000 that were entirely comprised of unrealized losses and gains on securities available-for-sale. The change in the value of securi-ties available-for-sale is primarily due to the decline in interest rates and securities sales executed during the second quarter of 2001.

Wachovia had three share repurchase authorizations outstanding during the quarter. Wachovia may repurchase up to 8 million shares of its common stock under a January 28, 2000 authorization effective through January 25, 2002. Wa-chovia was also authorized to repurchase shares to offset the approximately 7 million shares issued to acquire Republic Security Financial Corporation and Hamilton Dorsey Alston Company. During the second quarter of 2001, Wachovia Corporation repurchased 8 million shares that completed both acquisition-re-lated repurchase authorizations. As of June 30, 2001, approximately 6 million shares remain available for repurchase under the January 28, 2000 authoriza-tion. Management will continue to work within the guidelines of its share re-purchase authorizations while assessing the best deployment of Wachovia's cap-ital.

At its July 27, 2001 meeting, the Board of Directors declared a third quarter dividend of $.60 per share, payable September 4 to shareholders of record as of August 10. The dividend is equal to the amount paid in the same quarter of 2000.

Intangible assets at June 30, 2001 totaled $1,317 billion, consisting of $1,195 million of goodwill, $108 million of deposit base intangibles and $14 million of other intangibles. The acquisitions of Republic Security Financial Corporation and Hamilton Dorsey Alston Company added intangibles of approxi-mately $265 million and $40 million, respectively. Intangible assets at the end of the second quarter of 2000 were $1.008 billion, with $935 million of goodwill and $73 million of deposit base intangibles.

Regulatory agencies divide capital into Tier I (consisting of shareholders' equity and certain cumulative preferred stock instruments less ineligible in-tangible assets) and Tier II (consisting of the allowable portion of the re-serve for loan losses and certain long-term debt) and measure capital adequacy by applying both capital levels to a banking company's risk-adjusted assets and off-balance sheet items. Regulatory requirements presently specify that Tier I capital should exclude the unrealized gain or loss, net of tax, on se-curities available-for-sale. In addition to these capital ratios, regulatory agencies have established a Tier I leverage ratio which measures Tier I capi-tal to average assets less ineligible intangible assets.

Capital Components and Ratios                                           Table 17
--------------------------------------------------------------------------------
(thousands)

                                  2001                            2000
                         ------------------------  -------------------------------------
                              Second        First       Fourth        Third       Second
                             Quarter      Quarter      Quarter      Quarter      Quarter
                         -----------  -----------  -----------  -----------  -----------
Tier I capital:
 Common shareholders'
  equity................ $ 6,455,475  $ 6,864,856  $ 6,284,539  $ 6,090,164  $ 5,936,044
 Trust capital
  securities............     997,307      997,213      997,119      997,025      996,932
 Less ineligible
  intangible assets.....   1,347,694    1,316,300    1,071,679    1,040,066    1,057,314
 Unrealized (gains)
  losses on securities
  available-for-sale --
   net of tax...........      (6,145)     (74,602)     (30,312)      29,780       77,233
                         -----------  -----------  -----------  -----------  -----------
  Total Tier I capital..   6,098,943    6,471,167    6,179,667    6,076,903    5,952,895
Tier II capital:
 Allowable allowance for
  loan losses...........     906,674      851,082      822,560      799,461      799,351
 Allowable long-term
  debt..................   2,304,548    2,464,279    2,463,031    2,542,833    2,242,780
                         -----------  -----------  -----------  -----------  -----------
  Tier II capital
   additions............   3,211,222    3,315,361    3,285,591    3,342,294    3,042,131
                         -----------  -----------  -----------  -----------  -----------
  Total capital......... $ 9,310,165  $ 9,786,528  $ 9,465,258  $ 9,419,197  $ 8,995,026
                         ===========  ===========  ===========  ===========  ===========
Risk-adjusted assets.... $83,020,443  $82,948,338  $81,856,272  $81,073,761  $80,796,945
Quarterly average
 assets*................ $73,560,023  $72,392,777  $70,803,380  $68,773,165  $68,559,502
Risk-based capital
 ratios:
 Tier I capital.........        7.35%        7.80%        7.55%        7.50%        7.37%
 Total capital..........       11.21        11.80        11.56        11.62        11.13
Tier I leverage ratio...        8.29         8.94         8.73         8.84         8.68


* Excludes ineligible intangible assets and average unrealized gains and losses on securities available-for-sale, net of tax.

Regulatory guidelines require a minimum of total capital to risk-adjusted as-sets ratio of 8 percent with at least one-half consisting of tangible common shareholders' equity and a minimum Tier I leverage ratio of 3 percent. Banks that meet or exceed a Tier I ratio of 6 percent, a total capital ratio of 10 percent and a Tier I leverage ratio of 5 percent are considered well capital-ized by regulatory standards. It is Wachovia's policy that it and its banking subsidiaries be well capitalized at all times.

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

At June 30, 2001, the combined VaR exposure was $80 thousand representing .02 percent of the combined trading portfolio value of $451 million. The combined average VaR exposure for the second quarter of 2001 was $64 thousand represent-ing .02 percent of the combined average trading portfolio value of $419 mil-lion. These VaR numbers are for the combined fixed income and equity trading portfolios.

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

Management believes that nontrading interest rate risk is best measured by sim-ulation modeling which calculates expected net income based on projected inter-est-earning assets, interest-bearing liabilities, off-balance sheet financial instruments, other income and other expense. The model projections are based upon historical trends and management's expectations of balance sheet growth patterns, spreads to market rates, historical market rate relationships, pre-payment behavior, current and expected product offerings, sales activity, and expected exercise of explicit and embedded options. In order to discern risk levels preset in the balance sheet beyond the 24 month time horizon used in simulation modeling, Wachovia utilizes a present value methodology commonly re-ferred to as Economic Value of Equity or EVE.

The policy guideline limit for net income (after-tax changes in net interest income) simulation is a negative impact to net income of 7.5 percent for the up or down 200 basis point ramp scenarios when compared with the flat rate scenar-io. Management has generally maintained a risk position well within the policy guideline level. The model indicated the impact of a 200 basis point gradual rise in rates over the next 12 months would cause approximately a .11 percent decrease in net income at June 30, 2001 versus a .64 percent increase one year earlier. A gradual decrease in rates over the next 12 months would cause ap-proximately a .32 percent increase in net income as of June 30, 2001 compared with a .68 percent decrease at June 30, 2000. Wachovia runs additional scena-rios beyond the standard shock and ramp scenarios, including yield curve steep-ening, flattening and inversion scenarios. Various sensitivity analyses are performed on a regular basis to segregate interest rate risk into separate com-ponents and understand the risk attributable to prepayments, caps and floors, and other options. Extensive assumptions testing is performed to understand the degree of impact from changing key assumptions such as the speed of prepay-ments, the interest rate elasticity of core deposit rates and faster- or slow-er-growing balance sheets.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Certain State Court Lawsuits related to the First Union/Wachovia Merger. As referenced in Wachovia's quarterly report filed on form 10-Q for the quarter ended March 31, 2001 (as amended on June 26, 2001), in May 2001, two individual stockholders of Wachovia, purporting to represent a class of holders of Wacho-via common stock, filed putative Class Action Complaints against Wachovia and the Wachovia directors, alleging that the Wachovia directors breached their fi-duciary duties by entering into the merger agreement with First Union Corpora-tion. The first of these actions, captioned Bennett v. Baker, et al., was filed in North Carolina Superior Court, Forsyth County, and the second of these ac-tions, captioned Leser v. Wachovia, et al., was filed in North Carolina Supe-rior Court, Guilford County. Subsequently, in May and June 2001, five addi-tional putative Class Action Complaints were filed by individual stockholders of Wachovia, in each case purporting to represent a class of holders of Wacho-via common stock and making substantially similar allegations, including:
Heaney v. Wachovia, et al., filed in North Carolina Superior Court, Forsyth County; Wachsman v. Wachovia, et al., filed in North Carolina Superior Court, Forsyth County; Rosenberg v. Wachovia, et al., filed in North Carolina Superior Court, Forsyth County; Drucker v. Wachovia, et al., filed in North Carolina Su-perior Court, County of Mecklenburg; and Hrobar v. Baker, et al., filed in North Carolina Superior Court, Wake County. In each of the above shareholder suits, the plaintiffs seek injunctive relief, unspecified damages and costs and attorneys' fees.

On May 23, Wachovia joined as a plaintiff a lawsuit filed on May 22, 2001, by First Union and First Union National Bank against SunTrust, captioned First Union Corporation and First Union National Bank v. SunTrust Banks, Inc., in North Carolina Superior Court, County of Mecklenburg. The complaint, as amend-ed, asserts claims by First Union for unfair trade practices, and tortious in-terference with prospective economic advantage, asserts a claim by First Union, First Union National Bank and Wachovia for a declaratory judgment that the stock option agreements are valid and fully enforceable and asserts a separate claim by Wachovia against SunTrust for breach of a confidentiality agreement. The complaint seeks temporary, preliminary and permanent injunctive relief and declaratory relief.

On May 23, 2001, SunTrust filed a complaint against First Union, Wachovia and 10 of Wachovia's directors, captioned SunTrust v. Baker, et al., in the Georgia Superior Court, Fulton County. The complaint asserts claims for breach of fidu-ciary duty and breach of the duty of loyalty and candor against the Wachovia directors, and aiding and abetting the breaches of those duties by First Union. The complaint also asserts a claim for restraint of trade under Georgia Code section 13-8-2 and the Georgia Constitution. The complaint seeks declaratory and preliminary and permanent injunctive relief, and costs and attorneys' fees.

On June 1, 2001, Wachovia, First Union and SunTrust entered into an agreement that all litigation brought by them (other than claims over which the federal courts have exclusive jurisdiction) would be moved to the North Carolina Busi-ness Court, and that SunTrust would dismiss its Georgia state court action. The individual shareholder cases filed in North Carolina were also transferred to the North Carolina Business Court. The shareholder plaintiffs agreed to be bound by the court's decision on SunTrust's counterclaims. On June 6, SunTrust filed its answer and filed counterclaims against Wachovia, certain Wachovia di-rectors and First Union alleging that the Wachovia directors, aided and abetted by First Union, breached their fiduciary duties by approving the merger agree-ment and the amended stock option agreements, that those agreements are unrea-sonable restraints of trade in violation of Georgia law, and seeking a declara-tion that Wachovia must allow Wachovia shareholders to vote on SunTrust's pro-posed by-law amendment at the August 3 Wachovia shareholder meeting and seeking declaratory and injunctive relief. On June 18, the Georgia court dismissed SunTrust's claim for unreasonable restraint of trade under Georgia law, but al-lowed SunTrust to proceed with its remaining claims.

On July 20, 2001, the North Carolina Business Court denied all injunctive re-lief that SunTrust and the shareholder plaintiffs had sought, thereby allowing the proposed First Union/Wachovia transaction to proceed to a shareholder vote as scheduled for Wachovia's annual meeting on August 3. The court upheld the decision made by Wachovia's Board of Directors to approve the merger and deter-mined that the Wachovia shareholders were fully informed and had an unfettered opportunity to vote on the proposed merger. The court held as invalid one of the termination provisions of the merger agreement between Wachovia and First Union, which did not allow either party to terminate the Merger Agreement if it is not approved by shareholders.

In Georgia, putative Class Action Complaints were filed against Wachovia, the Wachovia directors and First Union, by individual stockholders of Wachovia, in each case purporting to represent a class of holders of Wachovia common stock. Each of these complaints alleges that the Wachovia directors, aided and abetted by First Union, breached their fiduciary duties by entering into the merger agreement with First Union and by failing to consider other alternatives and seeks injunctive relief, unspecified damages and costs and attorneys' fees. Re-garding the first of these actions, captioned Wyatt, et al. v. Baker, et al., filed on May 16, 2001, in Georgia Superior Court, Fulton County, Wachovia be-lieves that the complaint is without merit and intends to defend it vigorously. The second of these actions, captioned Drucker v. Wachovia, et al., filed on May 23, 2001, in Georgia Superior Court, Fulton County, was dismissed without prejudice on July 16, 2001.

Certain Federal Court Lawsuits related to the First Union/Wachovia Merger. On April 20, 2001, as referenced in Wachovia's quarterly report filed on form 10-Q for the quarter ended March 31, 2001 (as amended on June 26, 2001), an individ-ual shareholder of Wachovia, purporting to represent a class of Wachovia share-holders, filed a complaint in the United States District Court for the Middle District of North Carolina, naming Wachovia, Leslie M. Baker, Jr., and Morris
W. Offit as defendants, captioned Krim v. Wachovia, et al., alleging that the defendants breached their fiduciary duties to Wachovia's shareholders by enter-ing into the merger agreement and related agreements with First Union Corpora-tion. On July 23, plaintiff sought to amend his complaint to allege claims that the joint proxy statement of First Union and Wachovia contains materially false and misleading statements in violation of the federal securities laws. On July 26, plaintiff sought an expedited hearing on his demand for injunctive relief to enjoin the shareholder vote and to force Wachovia to distribute a revised proxy statement. On August 3 the court denied plaintiff's request for an expe-dited hearing and for injunctive relief.

On May 22, 2001, SunTrust filed a lawsuit against First Union and Wachovia in the United States District Court for the Northern District of Georgia, cap-tioned SunTrust Banks, Inc., v. Wachovia, et al. The complaint asserts claims that the preliminary joint proxy statement of First Union and Wachovia contains materially false and misleading statements in violation of the federal securi-ties laws. The complaint seeks preliminary and permanent injunctive relief and costs. On May 23, First Union filed an answer to the complaint, denying any li-ability and asserting affirmative defenses. Also on May 23, SunTrust filed a putative amended complaint asserting the same claims as in the original com-plaint, and adding a claim that Wachovia has not complied with federal rules concerning the record date for a shareholder meeting. The putative amended com-plaint seeks substantially similar relief as the original complaint. On June 11 and 12, First Union and Wachovia, respectively, filed their answers to the amended complaint and filed counterclaims against SunTrust asserting that its preliminary proxy statement contained false and misleading statements in viola-tion of the federal securities laws. The counterclaims seek preliminary and permanent injunctive relief.

Wachovia believes that these complaints are without merit and intends to defend them vigorously.

Shareholder List Litigation. On May 31, 2001, an individual shareholder of Wa-chovia, who is also the Vice Chairman of SunTrust, filed an action in the North Carolina Superior Court, Forsyth County, captioned Hoepner v. Wachovia, seeking to examine the Wachovia shareholder list and certain related shareholder list materials of Wachovia to enable plaintiff and SunTrust to communicate with other Wachovia shareholders with respect to SunTrust's solicitation of proxies urging Wachovia shareholders to vote against the First Union merger. The com-plaint alleges that Wachovia declined to provide the requested information un-less plaintiff confirmed that he would not provide such records to SunTrust or any other person that has not established its entitlement as a qualified share-holder, or certify SunTrust's status as a qualified shareholder. The complaint seeks a declaration that Wachovia's failure to permit plaintiff to inspect the requested documents constitutes a violation of North Carolina common and statu-tory law, and seeks injunctive relief, and costs and attorneys' fees. This ac-tion was moved to the North Carolina Business Court. On June 14, that court or-dered Wachovia to produce its shareholder list to Hoepner or his agent by June 20.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits -- The exhibits listed on the accompanying Exhibit Index, immedi-ately following the signature page are filed as part of or incorporated by ref-erence into this report.

(b) Reports on Form 8-K.

  A current report on Form 8-K dated April 9, 2001, was filed with the Secu-rities and Exchange Commission announcing an agreement for Bank One Corpo-ration to acquire Wachovia's consumer credit card business, subject to reg-ulatory approval. The companies also announced a long-term agent bank rela-tionship under which Wachovia will offer its branded credit cards to retail customers with servicing provided by First USA, Bank One Corporation's credit card subsidiary.

  A current report on Form 8-K dated April 17, 2001, was filed with the Secu-rities and Exchange Commission announcing an Agreement and Plan of Merger with First Union Corporation dated April 15, 2001. Also included were pre-sentation materials related to the Agreement and Plan of Merger and an an-nouncement of Wachovia's first quarter 2001 earnings and postponement of Wachovia's annual shareholders' meeting.

  A current report on Form 8-K dated April 19, 2001, was filed with the Secu-rities and Exchange Commission concerning Wachovia's earnings and results for the first quarter of 2001.

  A current report on Form 8-K dated May 1, 2001, was filed with the Securi-ties and Exchange Commission announcing Wachovia's intent to resume repur-chases of its outstanding common stock under existing authorizations by its board of directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WACHOVIA CORPORATION

                                      /s/ Robert S. McCoy, Jr.   August 13, 2001
                                      __________________________
                                      By:  Robert S. McCoy, Jr.
                                           Vice Chairman,
                                           Chief Financial Officer
                                           and Treasurer

                                      /s/ David L. Gaines        August 13, 2001
                                      __________________________
                                      By:  David L. Gaines
                                           Comptroller

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
   2.1   Agreement and Plan of Merger dated as of April 15, 2001 and amended and restated between First Union Corporation and Wachovia Corporation
         (incorporated by reference to Appendix A of Schedule 14A of Wachovia
         Corporation dated June 29, 2001, File No. 1-9021).

   2.2   Letter Agreement, dated as of July 20, 2001, between Wachovia and
         First Union amending Agreement and Plan of Merger described in Exhibit
         2.1 hereto (incorporated by reference to Exhibit 2.1 of Form 8-K of Wachovia Corporation, dated July 20, 2001, File No. 1-9021).

   2.3 Stock Option Agreement, dated as of April 15, 2001 and amended and restated between First Union Corporation, as grantee, and Wachovia
         Corporation, as issuer (incorporated by reference to Appendix B of Schedule 14A of Wachovia Corporation dated June 29, 2001, File No. 1-
         9021).

   2.4 Stock Option Agreement, dated as of April 15, 2001 and amended and restated between Wachovia Corporation, as grantee, and First Union
         Corporation, as issuer (incorporated by reference to Appendix C of Schedule 14A of Wachovia Corporation dated June 29, 2001, File No. 1-
         9021).

   3.1   Amended and Restated Articles of Incorporation of the registrant
         (incorporated by reference to Exhibit 3.1 of Report on Form 10-Q of Wachovia Corporation for the quarter ended June 30, 1998, File No. 1-
         9021).
   3.2 Bylaws of the registrant as amended (incorporated by reference to Exhibit 3.2 of Form S-4 Registration Statement of Wachovia Corporation dated December 14, 1998, File No. 333-68823).
   4 Instruments defining the rights of security holders, including indentures--Wachovia Corporation hereby agrees to furnish to the Commission, upon request, a copy of any instruments defining the rights of security holders that are not required to be filed.
   4.1   Articles IV, VII, IX, X and XI of the registrant's Amended and
         Restated Articles of Incorporation (included in Exhibit 3.1 hereto).
   4.2   Article 1, Section 1.8, and Article 6 of the registrant's Bylaws
         (included in Exhibit 3.2 hereto).
   4.3   Indenture dated as of May 15, 1986 between South Carolina National
         Corporation and Morgan Guaranty Trust Company of New York, as Trustee, relating to $35,000,000 principal amount of 6 1/2% Convertible
         Subordinated Debentures due in 2001 (incorporated by reference to Exhibit 28 of Form S-3 Registration Statement of South Carolina
         National Corporation, File No. 33-7710).
   4.4 First Supplemental Indenture dated as of November 26, 1991 by and among South Carolina National Corporation, Wachovia Corporation and
         Morgan Guaranty Trust Company of New York, Trustee, amending the
         Indenture described in Exhibit 4.3 hereto (incorporated by reference to Exhibit 4.10 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1991, File No. 1-9021).
   4.5   Indenture dated as of March 15, 1991 between South Carolina National
         Corporation and Bankers Trust Company, as Trustee, relating to certain unsecured subordinated securities (incorporated by reference to Exhibit 4(a) of Form S-3 Registration Statement of South Carolina
         National Corporation, File No. 33-39754).
   4.6   First Supplemental Indenture dated as of January 24, 1992 by and among
         South Carolina National Corporation, Wachovia Corporation and Bankers
         Trust Company, as Trustee, amending the Indenture described in Exhibit
         4.5 hereto (incorporated by reference to Exhibit 4.12 of Report on Form 10-K of Wachovia Corporation for the year ended December 31,
         1991, File No. 1-9021).
   4.7   Indenture dated as of July 15, 1998 between Wachovia Corporation and
         The Chase Manhattan Bank, as Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit 4(b) of Form S-3
         Registration Statement of Wachovia Corporation, File No. 333-59165).
   4.8   Indenture dated as of August 15, 1996 between Wachovia Corporation and
         The Chase Manhattan Bank, as Trustee, relating to senior debt securities (incorporated by reference to Exhibit 4(a) of Post-
         Effective Amendment No. 1 of Form S-3 Registration Statement of
         Wachovia Corporation, File No. 33-6280).
   4.9   Indenture between Wachovia Corporation, Wachovia Capital Trust II and
         First National Bank of Chicago, as Trustee, relating to Floating-Rate
         Junior Subordinated Deferrable Interest Debentures (Junior
         Subordinated Debentures) (incorporated by reference to Exhibit 4(c) of
         Amendment No. 1 of Form S-3 Registration Statement of Wachovia
         Corporation and Wachovia Capital Trust II dated January 22, 1997, File
         No. 333-19365).

  4.10 Amended and Restated Declaration of Trust of Wachovia Capital Trust II, relating to Preferred Securities (incorporated by reference to Exhibit
       4(b)(iv) of Amendment No. 1 of Form S-3 Registration Statement of
       Wachovia Corporation and Wachovia Capital Trust II dated January 22,
       1997, File No. 333-19365).
  4.11 Preferred Securities Guarantee Agreement of Wachovia Corporation
       (incorporated by reference to Exhibit 4(g) of Amendment No. 1 of Form S-
       3 Registration Statement of Wachovia Corporation and Wachovia Capital
       Trust II dated January 22, 1997, File No. 333-19365).
  4.12 Indenture between Central Fidelity Banks, Inc. and Chemical Bank, as
       Trustee, relating to $150,000,000 principal amount of subordinated debt securities (incorporated by reference to Exhibit 4.1 of Form 8-K of Central Fidelity Banks, Inc., dated November 18, 1992, File No. 0-8829).
  4.13 Indenture between Central Fidelity Banks, Inc., Central Fidelity Capital
       Trust I and The Bank of New York, as Trustee, relating to $100,000,000
       Floating-Rate Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of Form S-3 Registration Statement of Central Fidelity
       Banks, Inc., dated April 23, 1997, File No. 333-28917).
  4.14 Amended and Restated Declaration of Trust of Central Fidelity Capital
       Trust I (incorporated by reference to Exhibit 4.4 of Form S-3
       Registration Statement of Central Fidelity Banks, Inc., dated April 23,
       1997, File No. 333-28917).
  4.15 Form of New Guarantee Agreement for the benefit of the holders of the Trust Securities (incorporated by reference to Exhibit 4.6 of Form S-3
       Registration Statement of Central Fidelity Banks, Inc., dated as of
       April 23, 1997, File No. 333-28917).
  4.16 Indenture dated as of June 30, 1997 by and between First Palm Beach
       Bancorp, Inc. and The Bank of New York, as Trustee, relating to the
       Company's 10.35% Senior Debentures due June 30, 2002 (incorporated by reference to the Exhibits to Form S-4 Registration Statement filed by First Palm Beach Bancorp, Inc. on September 11, 1997, Registration No.
       333-35431).
  4.17 Supplemental Indenture dated as of October 29, 1998 by and among the Company, First Palm Beach Bancorp, Inc. and The Bank of New York, as
       Trustee, relating to the Company's 10.35% Senior Debentures due June 30,
       2002 (incorporated by reference to Exhibits to Form 8-K filed on November 2, 1998, File No. 000-14671).
  4.18 Second Supplemental Indenture dated as of December 20, 2000 by and between Republic Security Financial Corporation and The Bank of New York as Trustee, relating to the Company's 10.35% Senior Debentures due on June 30, 2002 (incorporated by reference to Exhibit 4.18 of Report on
       Form 10-Q of Wachovia Corporation for the quarter ended March 31, 2001,
       File No. 1-9021).
  4.19 Third Supplemental Indenture dated as of March 1, 2001 by and between
       Republic Security Financial Corporation, Wachovia Acquisition
       Corporation 2001-01 and The Bank of New York as Trustee, relating to the
       Company's 10.35% Senior Debentures due on June 30, 2002 (incorporated by reference to Exhibit 4.19 of Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 2001, File No. 1-9021).
  4.20 Form of 10.35% Senior Debenture Due June 30, 2002 (incorporated by reference to Exhibit 4.2 of Report on Form 10-K of Republic Security
       Financial Corporation for the year ended December 31, 1999, File No.
       000-14671).
  4.21 Form of Series B 10.35% Senior Debenture due June 30, 2002 (incorporated by reference to Exhibit 4.5 of Report on Form 10-K filed by First Palm
       Beach Bancorp, Inc. for the fiscal year ended September 30, 1997, File
       No. 0-21942).
 10.1 Senior Management Incentive Plan of Wachovia Corporation as amended through January 1, 1999 (incorporated by reference to Exhibit 10.4 of
       Report on Form 10-Q of Wachovia Corporation for the quarter ended June
       30, 1999, File No. 1-9021).
 10.2  Wachovia Corporation Amended and Restated Executive Deferred
       Compensation Plan (incorporated by reference to Exhibit 10.2 of Report on Form 10-Q of Wachovia Corporation for the quarter ended March 31, 2000, File No. 1-9021).
 10.3  Employment Agreement between Wachovia Corporation and L. M. Baker, Jr.
       dated as of November 29, 1999 (incorporated by reference to Exhibit 10.3 of Report on Form 10-K of Wachovia Corporation for the year ended
       December 31, 1999, File No. 1-9021).
 10.4  Employment Agreement between Wachovia Corporation and Robert S. McCoy,
       Jr. dated as of April 13, 2001.

 10.5  Employment Agreement between Wachovia Corporation and G. Joseph
       Prendergast dated as of October 22, 1999 (incorporated by reference to Exhibit 10.5 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
 10.6 Employment Agreement between Wachovia Corporation and Mickey W. Dry dated as of October 22, 1999 (incorporated by reference to Exhibit 10.6 of Report on Form 10-K of Wachovia Corporation for the year ended
       December 31, 1999, File No. 1-9021).
 10.7 Employment Agreement between Wachovia Corporation and Jean E. Davis dated as of October 22, 1999. (incorporated by reference to Exhibit 10.7 of Report on Form 10-K of Wachovia Corporation for the year ended
       December 31, 2000, File No. 1-9021).
 10.8  Form of Employment Agreement between Wachovia Corporation and Executive
       Officers (other than Messrs. Baker, McCoy, Prendergast, Dry and Ms.
       Davis) (incorporated by reference to Exhibit 10.8 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No.
       1-9021).
 10.9 Employment Agreement between Wachovia Corporation and Morris W. Offit dated as of May 13, 1999 (incorporated by reference to Exhibit 10.1 of Form S-4 Registration Statement of Wachovia Corporation dated June 25,
       1999, File No. 333-81627).
 10.10 Senior Executive Retirement Agreement between Wachovia Corporation and
       L. M. Baker, Jr. dated as of November 29, 1999 (incorporated by reference to Exhibit 10.10 of Report on Form 10-K of Wachovia
       Corporation for the year ended December 31, 1999, File No. 1-9021).
 10.11 Senior Executive Retirement Agreement between Wachovia Corporation and
       Robert S. McCoy, Jr. dated as of April 13, 2001.
 10.12 Senior Executive Retirement Agreement between Wachovia Corporation and
       G. Joseph Prendergast dated as of October 22, 1999 (incorporated by reference to Exhibit 10.12 of Report on Form 10-K of Wachovia
       Corporation for the year ended December 31, 1999, File No. 1-9021).
 10.13 Senior Executive Retirement Agreement between Wachovia Corporation and
       Mickey W. Dry dated as of October 22, 1999 (incorporated by reference to
       Exhibit 10.13 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1999, File No. 1-9021).
 10.14 Senior Executive Retirement Agreement between Wachovia Corporation and
       Jean E. Davis dated as of October 22, 1999 (incorporated by reference to
       Exhibit 10.14 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 2000, File No. 1-9021).
 10.15 Form of Senior Executive Retirement Agreement between Wachovia
       Corporation and Executive Officers (other than Messrs. Baker, McCoy,
       Prendergast, Dry and Ms. Davis) (incorporated by reference to Exhibit
       10.15 of Report on Form 10-K of Wachovia Corporation for the year ended
       December 31, 1999, File No. 1-9021).
 10.16 Senior Management and Director Stock Plan of Wachovia Corporation
       (incorporated by reference to Exhibit 10 of Quarterly Report on Form 10-
       Q of First Wachovia Corporation for the quarter ended March 31, 1989,
       File No. 1-9021).
 10.17 1990 Declaration of Amendment to Senior Management and Director Stock
       Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.17 of Report on Form 10-K of First Wachovia Corporation for the year ended December 31, 1989, File No. 1-9021).
 10.18 1996 Declaration of Amendment to Senior Management and Director Stock
       Plan as described in Exhibit 10.16 hereto (incorporated by reference to Exhibit 10.24 of Report on Form 10-K of Wachovia Corporation for the year ended December 31, 1996, File No. 1-9021).
 10.19 Deferred Compensation Plan dated as of January 19, 1987, as amended
       (incorporated by reference to Exhibit 10(c) of Report on Form 10-K of South Carolina National Corporation for the year ended December 31,
       1986, File No. 0-7042).
 10.20 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 19(b) of Quarterly Report on Form 10-Q of South Carolina National Corporation for the quarter ended September 30, 1987, File No. 0-7042).
 10.21 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10(d) of Report on Form 10-
       K of South Carolina National Corporation for the year ended December 31,
       1988, File No. 0-7042).

 10.22 Amendment to Deferred Compensation Plan described in Exhibit 10.19 hereto (incorporated by reference to Exhibit 10.35 of Report on Form 10-
       K of Wachovia Corporation for the year ended December 31, 1993, File No.
       1-9021).
 10.23 Amended and Restated Wachovia Corporation Stock Plan. (incorporated by reference to Exhibit 10.23 of Report on Form 10-Q for Wachovia
       Corporation for the quarter ended September 30, 2000, File No. 1-9021).
 10.24 Wachovia Corporation Director Deferred Stock Unit Plan (incorporated by reference to Exhibit 10.37 of Report on Form 10-K of Wachovia
       Corporation for the year ended December 31, 1996, File No. 1-9021).
 10.25 Wachovia Corporation Executive Insurance Plan (incorporated by reference to Exhibit 10.36 of Report on Form 10-K of Wachovia Corporation for the
       year ended December 31, 1995, File No. 1-9021).
 10.26 Executive Long-Term Disability Income Plan (incorporated by reference to
       Exhibit 10.34 of Report on Form 10-K of Wachovia Corporation for the
       year ended December 31, 1997, File No. 1-9021).
 10.27 Split Dollar Life Insurance Agreement between Wachovia Corporation and
       L. M. Baker, Jr. dated as of September 1, 2000 (incorporated by reference to Exhibit 10.35 of Report on Form 10-Q for Wachovia
       Corporation for the quarter ended September 30, 2000, File No. 1-9021).
 10.28 Split Dollar Life Insurance Agreement between Wachovia Corporation and
       Robert S McCoy Jr. dated as of September 1, 2000 (incorporated by reference to Exhibit 10.36 of Report on Form 10-Q for Wachovia
       Corporation for the quarter ended September 30, 2000, File No. 1-9021).
 10.29 Split Dollar Life Insurance Agreement between Wachovia Corporation and
       G. Joseph Prendergast dated as of September 1, 2000 (incorporated by reference to Exhibit 10.37 of Report on Form 10-Q for Wachovia
       Corporation for the quarter ended September 30, 2000, File No. 1-9021).
 10.30 Split Dollar Life Insurance Agreement between Wachovia Corporation and
       Mickey W Dry dated as of September 1, 2000 (incorporated by reference to
       Exhibit 10.38 of Report on Form 10-Q for Wachovia Corporation for the
       quarter ended September 30, 2000, File No. 1-9021).
 10.31 Split Dollar Life Insurance Agreement between Wachovia Corporation and
       Jean E. Davis dated as of September 20, 2000 (incorporated by reference to Exhibit 10.31 of Report on Form 10-K for Wachovia Corporation for the
       year ended December 31, 2000, File No. 1-9021).
 10.32 Form of Callable Split Dollar Life Insurance Agreement between Wachovia
       Corporation and Executive Officers (other than Messrs. Baker, McCoy,
       Prendergast, Dry and Ms. Davis). (incorporated by reference to Exhibit
       10.39 of Report on Form 10-Q for Wachovia Corporation for the quarter ended September 30, 2000, File No. 1-9021).
 10.33 Form of Non-Callable Split Dollar Life Insurance Agreement between
       Wachovia Corporation and Executive Officers (other than Messrs. Baker,
       McCoy, Prendergast, Dry and Ms. Davis). (incorporated by reference to
       Exhibit 10.40 of Report on Form 10-Q for Wachovia Corporation for the
       quarter ended September 30, 2000, File No. 1-9021).
 11    Computation of Earnings Per Common Share (included on page 10 herein).
 12    Statement setting forth computation of ratio of earnings to fixed charges.