Form 10-Q
period 2005-03-31
WACHOVIA CORP/ NC
filed 2005-05-05
CIK 774203

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-10000

Wachovia Corporation

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0898180 (I.R.S. Employer Identification No.)

Wachovia Corporation
One Wachovia Center
Charlotte, North Carolina 28288-0013
(Address of principal executive offices)
(Zip Code)

(704) 374-6565
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,576,428,733 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of March 31, 2005.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Wachovia Corporation (formerly named First Union Corporation, “Wachovia”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia communications. These statements relate to future, not past, events.

These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger (including divestitures made by Wachovia related to the merger, the “Merger”) between Wachovia and SouthTrust Corporation (“SouthTrust”) completed on November 1, 2004, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Merger, (ii) statements relating to the benefits of the retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc. completed on July 1, 2003 (the “Brokerage Transaction”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).

The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia and SouthTrust in connection with the Merger or the businesses of Wachovia and Prudential in connection with the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger or the Brokerage Transaction may not be fully realized or realized within the expected time frame; (3) revenues following the Merger or the Brokerage Transaction may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger or the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s non-interest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.

     The Consolidated Balance Sheets of Wachovia and subsidiaries at March 31, 2005, and December 31, 2004, respectively, set forth on page 56 of Wachovia’s First Quarter 2005 Financial Supplement for the three months ended March 31, 2005 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income of Wachovia and subsidiaries for the three months ended March 31, 2005 and 2004, set forth on page 57 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the three months ended March 31, 2005 and 2004, set forth on page 58 of the Financial Supplement, are incorporated herein by reference.

     Notes to Consolidated Financial Statements, set forth on pages 59 through 68 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 54 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 23 through 27, pages 61 and 62, and pages 65 through 68 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 4. Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.

     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Wachovia and certain of our subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from the conduct of our business activities. These proceedings include actions brought against Wachovia and/or its subsidiaries with respect to transactions in which Wachovia and/or our subsidiaries acted as banker, lender, underwriter, financial advisor or broker or in activities related thereto. In addition, Wachovia and its subsidiaries may be requested to provide information or otherwise cooperate with governmental authorities in the conduct of investigations of other persons or industry groups. It is Wachovia’s policy to cooperate in all regulatory inquiries and investigations.

     Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described below, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.

     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Pioneer Litigation. On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. (“CoreStates”), a predecessor of WBNA, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon Wachovia’s motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. On August 19, 2004, the Pennsylvania Supreme Court reversed the Pennsylvania Superior Court’s judgment and remanded the case to the trial court for an entry of judgment in favor of Wachovia on all counts. The Court denied the plaintiff’s application for re-argument on December 20, 2004. On April 18, 2005, the United States Supreme Court denied the plaintiff’s petition for certiorari.

     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to revenue sharing, market-timing, late trading, sales practices and record retention. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, is cooperating with the investigations, and where appropriate, is engaging in discussions to resolve the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate.

     Outlook. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     Pursuant to authorizations by our board of directors in 1999 and 2000, Wachovia has repurchased shares of our common stock in private transactions and in open-market purchases. In January 2004, our board of directors authorized the repurchase of an additional 60 million shares of our common stock, which together with remaining authority from the previous board authorizations, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2004, Wachovia repurchased 41.98 million shares of Wachovia common stock in the open market and 752 thousand shares of Wachovia common stock in private transactions at average prices of $49.56 per share and $46.18 per share, respectively. In addition, Wachovia settled equity collar contracts in 2004 representing 5.0 million shares at an average cost of $47.34 per share. Please see “Stockholders’ Equity” beginning on page 22 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the first quarter of 2005. The following table sets forth information about our stock repurchases for the three months ended March 31, 2004.

Issuer Repurchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
		Average Price	Publicly Announced	Yet Be Purchased
	Total Number of	Paid	Plans or	Under the Plans
Period (1)	Shares Purchased (2)	per Share	Programs (3)	or Programs (3)
January 1, 2005 to January 31, 2005	4,800,000	$53.68	4,800,000	70,861,564
February 1, 2005 to February 28, 2005	9,378,000	54.82	9,378,000	61,483,564
March 1, 2005 to March 31, 2005	6,200,000	52.86	6,200,000	55,283,564

Total	20,378,000	$53.95	20,378,000	55,283,564

(1) Based on trade date, not settlement date.

(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: January 2005 — open market repurchases: 4.8 million shares; February 2005 – open market repurchases: 9.38 million shares; and March 2005 — open market repurchases: 6.2 million shares.

In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended March 31, 2005, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: January 2005 – 58,880 shares at an average price per share of $52.85; February 2005 – 35,408 shares at an average price per share of $54.36; and March 2005 – 34,650 shares at an average price per share of $52.02.

(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. None of these programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. As of March 31, 2005, there are no more shares remaining under the May 1999 and June 2000 authorizations, and approximately 55.3 million shares remaining under the January 2004 authorization.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders of Wachovia held on April 19, 2005, the following proposals were submitted to a vote of the holders of Wachovia’s common stock voting as indicated:

1. Approval of a proposal to elect the following individuals as directors of Wachovia:

	FOR	WITHHELD
Class I directors:
John D. Baker, II	1,171,741,827	185,894,862
Peter C. Browning	1,321,786,607	35,850,082
Donald M. James	1,283,492,311	74,144,377
Van L. Richey	1,305,874,066	51,762,622
G. Kennedy Thompson	1,329,879,290	27,757,398
John C. Whitaker, Jr.	1,329,259,780	28,376,908

Class II director:
Wallace D. Malone, Jr.	1,323,150,157	34,486,531

Class III director:
Robert J. Brown	1,326,125,042	31,511,647

2. Approval of a proposal to ratify the appointment of KPMG LLP as Wachovia’s auditors for 2005:

FOR	AGAINST	ABSTAIN
1,288,639,462	66,716,770	2,280,456

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2005 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 2005, Wachovia filed the following Current Reports on Form 8-K with the Commission:

•	Current Report on Form 8-K dated January 5, 2005, reporting Item 1.01, relating to amendments to Wachovia’s Supplemental Executive Long-Term Disability Plan, which is available to certain executive officers of Wachovia.

•	Current Report on Form 8-K dated January 14, 2005, reporting Item 2.02, relating to certain supplemental combined illustrative financial information of Wachovia relating to its November 1, 2004 merger with SouthTrust Corporation.

•	Current Report on Form 8-K dated January 19, 2005, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s fourth quarter and year-end 2004 earnings results.

     In addition, Wachovia filed the following Current Report on Form 8-K with the Commission:

•	Current Report on Form 8-K dated April 15, 2005, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s first quarter 2005 earnings results.

•	Current Report on Form 8-K dated May 2, 2005, reporting Item 1.01, relating to (i) the establishment of Wachovia’s Executive Severance Pay Plan, which is available to certain executive officers of Wachovia, (ii) the amendment of the SouthTrust Corporation Supplemental Retirement Benefit Plan and the SouthTrust Corporation Deferred Compensation Plan, in each case which is available to certain executive officers of Wachovia who were former employees of SouthTrust Corporation, and (iii) the establishment of performance goals for Wachovia for 2005 under Wachovia’s 2003 Stock Incentive Plan for Wachovia’s executive officers.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation
Date: May 5, 2005
	By:	/s/ David M. Julian
David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a) (12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges. Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2005 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.